Form 10-Q
period 1999-06-30
ART TECHNOLOGY GROUP INC
filed 1999-08-31
CIK 1086195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------



                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                     OF 1934 For the quarterly period ended
                                  June 30, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission file number 000-26679

                           ART TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                             04-3141918
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification Number)



                                 25 First Street

                         Cambridge, Massachusetts 02144

                    (Address of principal executive offices)

                                ----------------

       (617) 386-1000 (Registrant's telephone number, including area code)

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

  (1)  Yes  X     No                    (2)   Yes            No    X
       -------    -------                     ---------     --------

As of August 19, 1999 there were 31,496,073 shares of the Registrant's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ART TECHNOLOGY GROUP, INC.
                                    FORM 10-Q
                                      INDEX




PART I.     FINANCIAL INFORMATION                                             PAGE
                                                                              ----

Item 1.  Financial Statements (Unaudited)                                      3

         Balance sheets at June 30, 1999, pro forma June 30,1999
            and December 31, 1998                                              3
         Statements of operations for the three and six months
            ended June 30, 1999 and 1998                                       4
         Statements of cash flows for the six months ended
            June 30, 1999 and 1998                                             5
         Notes to unaudited financial statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 6.  Exhibits and Reports on Form 8-K                                     27

         SIGNATURES                                                           27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
                           ART TECHNOLOGY GROUP, INC.
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (UNAUDITED)

                                                                                                        Pro Forma
                                                                                                         June 30,
                                                                                         June 30,          1999        December 31,
                                                                                          1999          (Note 4)          1998
                                                                                        ---------        ---------       --------

                                                  ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                          $   4,257        $  60,407       $  4,093
     Marketable securities                                                                  1,001            1,001              -
     Accounts receivable, net of reserve for doubtful
       accounts of $460, $460 and $260, respectively                                        3,284            3,284          2,318
     Unbilled services                                                                        773              773            291
     Prepaid expenses and other current assets                                                462              462            113
                                                                                        ---------        ---------       --------

            Total current assets                                                            9,777           65,927          6,815

   Property and equipment, net                                                              1,643            1,643            842
   Other assets                                                                               667              667            109

                                                                                        ---------        ---------       --------

                                                                                        $  12,087        $  68,237       $  7,766
                                                                                        ---------        ---------       --------
                                                                                        ---------        ---------       --------

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Current maturities of long-term obligations                                        $     344        $       -       $    347
     Accounts payable                                                                       1,626            1,626            721
     Accrued expenses                                                                       1,841            1,841          1,220
     Deferred revenue                                                                       5,341            5,341            878
                                                                                        ---------        ---------       --------

            Total current liabilities                                                       9,152            8,808          3,166
                                                                                        ---------        ---------       --------

   Long-term obligations, less current maturities                                             151          -                  322
                                                                                        ---------        ---------       --------

   Commitments and contingencies (Note 12)

   Redeemable convertible preferred stock                                                   8,799          -               8,313
                                                                                        ---------        ---------       --------

   Stockholders' equity (deficit):
     Preferred stock, $.01 par value-
       Authorized- 10,000,000 shares at June 30, 1999, no
            shares pro forma and 10,000,000 shares at December 31, 1998
       Series A Convertible Preferred Stock - Designated 1,300,000 shares
       Issued and outstanding- 1,300,000 shares at June 30, 1999, no shares
            pro forma June 30, 1999 and 1,300,000 shares at December 31, 1998                 500          -                 500
       Series C Convertible Preferred Stock- Designated- 2,000,000 shares Issued and outstanding- 1,456,789 shares at June 30, 1999, no shares
            pro forma June 30, 1999 and 1,456,789 shares at December 31, 1998               2,360          -               2,360
       Common stock, $.01 par value-
       Authorized- 25,000,000 shares at June 30, 1999, 100,000,000 shares pro
         Forma June 30, 1999 and 25,000,000 shares at
         December 31, 1998
       Issued and outstanding- 9,768,332 shares at June 30, 1999, 30,767,221 shares
         Pro forma June 30, 1999 and 9,128,055 shares at December 31, 1998                     98              308            91
     Additional paid-in capital                                                             9,357           81,379         6,040
     Deferred compensation                                                                 (4,236)          (4,236)       (1,692)
     Accumulated deficit
            Total stockholders' equity (deficit)                                          (14,094)         (18,022)      (11,334)
                                                                                         ---------        ---------       --------

                                                                                           (6,015)          59,429        (4,035)
                                                                                        ---------        ---------       --------

                                                                                        $  12,087        $  68,237       $ 7,766
                                                                                        ---------        ---------       --------
                                                                                        ---------        ---------       --------

    The accompanying notes are an integral part of these financial statements

                           ART TECHNOLOGY GROUP, INC.
                             STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                             Three Months Ended                Six Months Ended
                                                        -------------------------------   ------------------------------
                                                          June 30,         June 30,        June 30,         June 30,
                                                            1999             1998            1999             1998
                                                        ---------------   -------------    -------------    -------------
   REVENUES:
     Services                                           $   3,128         $  1,944         $  5,742         $   3,636
     Product licenses                                       3,105            1,003            4,911             1,212
                                                        ----------        ---------        ---------        ----------
       Total revenues                                       6,233            2,947           10,653             4,848

   COST OF REVENUES                                         2,248            1,234            4,061             2,300
                                                        ----------        ---------        ---------        ----------

       Gross profit                                         3,985            1,713            6,592             2,548
                                                        ----------        ---------        ---------        ----------

   OPERATING EXPENSES:
   Research and development                                 1,392              685            2,523             1,312
   Sales and marketing                                      2,617              923            4,037             1,603
   General and administrative                               1,115              450            1,858               886
   Amortization of deferred compensation                      303                -              519                 -
                                                        ----------        ---------        ---------        ----------

       Total operating expenses                             5,427            2,058            8,937             3,801
                                                        ----------        ---------        ---------        ----------

   LOSS FROM OPERATIONS                                    (1,442)            (345)          (2,345)           (1,253)
   INTEREST INCOME                                             71                -              121                 -
   INTEREST EXPENSE                                           (25)             (43)             (49)              (84)
                                                        ----------        ---------        ---------        ----------

       Net loss                                            (1,396)            (388)          (2,273)           (1,337)

   ACCRETION OF DIVIDENDS, DISCOUNT
     AND OFFERING COSTS ON
     PREFERRED STOCK                                         (243)             (37)            (487)              (75)
                                                        ----------        ---------        ---------        ----------

       Net loss available for common stockholders       $  (1,639)        $   (425)        $ (2,760)        $  (1,412)
                                                        ----------        ---------        ---------        ----------
                                                        ----------        ---------        ---------        ----------

   NET LOSS PER SHARE (Note 3):
     Basic and diluted                                  $   (0.17)        $  (0.05)        $  (0.29)        $   (0.16)
                                                        ----------        ---------        ---------        ----------

     Shares used in computing basic and diluted net
       loss per share                                       9,672            8,943            9,538            8,928
                                                        ----------        ---------        ---------        ----------

   PRO FORMA NET LOSS PER SHARE (Note 3):
     Pro forma basic and diluted
       assuming conversion of convertible
       preferred stock                                  $   (0.06)        $  (0.02)        $  (0.10)        $   (0.09)
                                                        ----------        ---------        ---------        ----------

     Shares used in computing pro forma basic and
       diluted net loss per share                          23,747           15,975           23,614            15,656
                                                        ----------        ---------        ---------        ----------


    The accompanying notes are an integral part of these financial statements

                           ART TECHNOLOGY GROUP, INC.
                             STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                     Six Months Ended
                                                                               -----------------------------
                                                                                 June 30,        June 30,
                                                                                   1999            1998
                                                                               --------------  -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                                 $   (2,273)     $  (1,337)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities-
         Amortization of deferred compensation                                        519              -
         Noncash interest expense related to issuance of warrants                      10              8
         Depreciation and amortization                                                239            159
         Changes in current assets and liabilities-
              Accounts receivable, net                                               (966)          (831)
              Unbilled services                                                      (482)           (42)
              Prepaid expenses and other current assets                              (349)           (18)
              Accounts payable                                                        905             43
              Accrued expenses                                                        621            494
              Deferred revenue                                                      4,463            573
                                                                               -----------     ----------

                 Net cash provided by (used in) operating activities                2,687           (951)
                                                                               -----------     ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities                                           (1,001)             -
      Purchases of property and equipment                                          (1,040)            (5)
      Proceeds from sale of property and equipment                                      -              4
      Decrease in receivable from officer/stockholder                                   -             57
      Increase in other assets                                                       (558)            (1)
                                                                               -----------     ----------

                 Net cash (used in) provided by investing activities               (2,599)            55
                                                                               -----------     ----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                         260             10
      Payments on term loan to a bank                                                 (53)           (83)
      Payments on equipment line of credit                                            (70)             -
      Payments on capital lease obligations                                           (61)           (40)
      Net proceeds from sale of Series C convertible preferred stock                    -            400
      Proceeds from line of credit                                                      -            596
      Payments on line of credit                                                        -           (400)
      Proceeds from note payable                                                        -            300
                                                                               -----------     ----------

                 Net cash provided by financing activities                             76            783
                                                                               -----------     ----------

   NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                     164           (113)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   4,093            187
                                                                               -----------     ----------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    4,257      $      74
                                                                               -----------     ----------
                                                                               -----------     ----------

   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
      Accretion of dividend and discount on Series B and Series D
         redeemable convertible preferred stock                                $      487      $      75
                                                                               -----------     ----------

      Equipment acquired under capital lease                                   $        -       $     31
                                                                               -----------     ----------

      Original issue discount related to warrants issued to a bank             $        -       $     58
                                                                               -----------     ----------


    The accompanying notes are an integral part of these financial statements

                           ART TECHNOLOGY GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.    OPERATIONS AND BASIS OF PRESENTATION

Art Technology Group, Inc. (the "Company") is a Delaware corporation which was incorporated on December 31, 1991. The Company offers an integrated suite of Internet customer relationship management and electronic commerce software applications, as well as related application development, integration and support services.

On July 6, 1999, the Company established two wholly-owned subsidiaries incorporated in Massachusetts, ATG Securities Corporation and ATG Global, Inc.

The accompanying condensed financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Registration Statement on Form S-1, Registration No. 333-78333. In the opinion of management, the accompanying condensed financial statements and notes herein are unaudited but, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

2.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same, outstanding common stock options and warrants have been excluded as they are considered antidilutive as the Company recorded a net loss for all periods presented. Options and warrants to purchase a total of 5,312,035 and 3,383,430 shares of common stock have been excluded from the computation of diluted weighted average shares outstanding for the periods ended June 30, 1999 and 1998, respectively. Shares of common stock issuable upon the conversion of outstanding preferred stock and warrants have also been excluded for all periods presented. In accordance with SEC Staff Accounting Bulletin No. 98, EARNINGS PER SHARE IN AN INITIAL PUBLIC OFFERING, the Company determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

The Company's historical capital structure is not indicative of its prospective structure due to the conversion of all convertible preferred stock and redeemable convertible preferred stock into 15,830,889 shares of common stock which occurred upon the closing of the Company's initial public offering on July 26, 1999. Unaudited pro forma net loss per share is determined by dividing net loss, without the effect of accretion of preferred stock dividends, discount and offering costs by the weighted average number of shares of common stock and potential common stock outstanding during the period, assuming the conversion of all convertible preferred stock and the redeemable convertible preferred stock common stock using the as-converted method from their respective dates of issuance.

4.    INITIAL PUBLIC OFFERING

On July 26, 1999, the Company closed its initial public offering of 5,000,000 shares of common stock at a public offering price of $12 per share. The net proceeds to the Company from the offering were approximately $54,800,000. On July 30, 1999, the Company issued an additional 168,000 shares of common stock at the initial public offering price of $12 per share pursuant to the underwriters' over-allotment option. Net proceeds to the Company from the over-allotment offering were approximately $1,875,000.

5.    UNAUDITED PRO FORMA PRESENTATION

The unaudited pro forma balance sheet as of June 30, 1999 reflects (i) the automatic conversion of all outstanding shares of redeemable convertible preferred stock and convertible preferred stock into an aggregate of 15,830,889 shares of common stock which occurred upon the closing of the Company's initial public offering (ii) the receipt of the net proceeds of approximately $56,675,000 from the Company's initial public offering including the exercise of the underwriters' over-allotment option and (iii) the repayment of all bank debt and capital lease obligations. This reflects the cancellation of special payments to Series C and Series D preferred stockholders, the cancellation of warrants to purchase 425,532 shares of Series B Preferred Stock, the cancellation of warrants to purchase common stock and the changes to the conversion ratio of Series B, C and D Preferred Stock.

6.    REVENUE RECOGNITION

The Company recognizes product license revenue from licensing the rights to use its software to end-users. The Company also generates service revenues from integrating its software with its customers' operating environments, the sale of maintenance services and the sale of certain other consulting and development services. The Company generally has separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with the Company's price list, provide the basis for establishing vendor specific objective evidence of fair value. This provides the basis to appropriately allocate fair value among the multiple elements in an arrangement, as well as, allocate discounts ratably over all elements in an arrangement, except for upgrade rights.

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed and determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of the Company's list price. Revenues are recognized under reseller agreements as earned which is generally ratably over the life of the reseller agreement for guaranteed minimum royalties or based upon unit sales by the resellers. The Company does not grant its resellers the right to return or price protection. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that the amounts due from customers are fixed and determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by the Company in advance of billings.

In March 1999, the Company received $5.0 million under an original equipment manufacturers arrangement with Informix, of which $3.9 million is included in deferred revenue at June 30, 1999. Informix has the right to terminate the agreement and receive a refund of the $5.0 million prepayment less the greater of $530,000 per quarter, commencing with the fiscal quarter ended March 31, 1999 and all uncredited prepaid royalties as of the termination date, in the event they are named in a patent or other intellectual property infringement claim related to the agreement by BroadVision, Inc. The amount refundable at June 30, 1999 is $3.9 million.

7.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than ninety days. Marketable securities are investment-grade securities with original maturities of greater than ninety days. The average maturity of the Company's marketable securities is approximately one month at June 30, 1999. To date, the Company has not recorded any realized gains or losses.





                                                   June 30,        December 31,
                                                     1999             1998
                                                  ---------        ------------
Cash and cash equivalents-
    Cash                                         $1,243            $  593
    Money market accounts                         3,014             3,500
                                                 ------            ------

        Total cash and cash equivalents          $4,257            $4,093
                                                 ------            ------

Marketable securities-
    Corporate securities                         $1,001            $ --
                                                 ------            ------

        Total marketable securities              $1,001            $ --
                                                 ------            ------



8.    CONCENTRATIONS OF CREDIT RISK

SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is concentrated domestically and write-offs have historically been minimal.

For the three and six months ended June 30, 1999 and 1998, certain customers accounted for more than 10% of the Company's revenue. Two customers accounted for 12% and 10%, respectively, of revenue for the three months ended June 30, 1999 and one customer accounted for 12% of revenue for the six months ended June 30, 1999. Three customers accounted for 16%, 14% and 10%, respectively, of revenues for the three months ended June 30, 1998 and three customers accounted for 16%, 11% and 10%, respectively, of revenue for the six months ended June 30, 1998.

At June 30, 1999, accounts receivable from three customers accounted for 13%, 12% and 12%, respectively, of the total amount due to the Company. At June 30, 1998, accounts receivable from one customer accounted for 17% of the total amount due to the Company.

9.    STOCK PLAN AND DEFERRED COMPENSATION

In the second quarter of 1999, the Company granted options for the purchase of 998,375 shares of common stock at exercise prices of $8.00 to $10.00 per share.

In connection with certain stock option grants during the year ended December 31, 1998 and the six months ended June 30, 1999, the Company recorded deferred compensation of approximately $1.8 million and $3.1 million, respectively, which represents the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $303,000 and $519,000 for the three and six months ended June 30, 1999, respectively, related to these options. The Company did not record compensation expense for the three and six months ended June 30, 1998 related to these options.

10.   DISCLOSURE ABOUT A SEGMENT OF AN ENTERPRISE

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION in 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment with two product offerings: software licenses and services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's one operating segment.

11.   COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME in 1998. SFAS No. 130 requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. The Company does not have any components of comprehensive income (loss) other than its reported net loss.

12.   COMMITMENTS AND CONTINGENCIES

In December 1998, a patent infringement claim was filed against the Company by BroadVision, Inc. ("BroadVision"), one of the Company's competitors. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleges that the Company is infringing on their patent for a method of conducting e-commerce. BroadVision is seeking a permanent injunction of the sale of the Company's Dynamo products in their current forms as well as unspecified damages. The Company intends to vigorously oppose BroadVision's allegations and filed a counterclaim against BroadVision in February 1999, seeking a judgement that the Company is not infringing upon the patent in question and is, in fact, unenforceable and invalid.

13.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently does not utilize derivative instruments or engage in hedging activities and, therefore, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

OVERVIEW

We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our Dynamo Application Server product, and have completed development of our current product suite. We market and sell our products worldwide through our direct sales force, systems integrators, technology partners and original equipment manufacturers.

We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of perpetual software licenses of our Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training, and software maintenance and support. Professional services include software installation, custom application development and project and technical consulting. We bill professional services fees either on a time and materials basis or on a fixed-price schedule. Software maintenance and support arrangements are priced based on the level of services provided. In general, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 20% to 30% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as Web-based and telephone technical support. Training is billed when services are provided.

We recognize revenues in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenues from software product licenses are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed and determinable and deemed by management to be collectible. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. Revenues under reseller arrangements are generally recognized as earned which is generally ratably over the life of the reseller agreement for guaranteed minimum royalties or based upon unit sales by the resellers. Revenues for professional services are recognized on either a time and materials or percentage of completion basis as the services are performed, provided that amounts due from customers are fixed and determinable and deemed collectible by management. Revenues for software maintenance and support are recognized ratably over the term of the maintenance period, which is typically one year. We record cash receipts from customers and billed amounts due from customers in excess of revenues recognized as deferred revenues. We record revenues recognized on a contract prior to billing as unbilled services. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenues and unbilled services in any given period.

Services revenues have increased each quarter during our history primarily due to the expansion of our service capabilities by hiring additional service personnel and to the increase in the number of customers using our Dynamo products. Sales of Dynamo products often lead to sales of consulting services and software maintenance and support. To date, substantially all of our Dynamo customers have entered into 12-month software maintenance and support agreements at the time of purchase. Because we only began selling Dynamo in 1996, we have a limited history upon which to evaluate whether Dynamo customers will renew their maintenance and support agreements from year to year. We believe that growth in our product license sales depends on our ability to provide customers with support, training, consulting and implementation services and to educate systems integrators and resellers on how to use and install our products. We have invested significantly, and expect to continue to invest in expanding our services organization.

Until 1996, we were focused primarily on our professional services business. Since 1996, sales of software licenses and related software and maintenance services have represented an increasing percentage of our total revenues. We anticipate that software product licenses and software maintenance revenues will continue to increase as a percentage of total revenues. As software product licenses have nearly no costs associated with them, this trend may contribute to higher gross margins. Gross margins will also be affected by the mix of services provided and the utilization of our services personnel. As a result, our gross margins could vary significantly from quarter to quarter.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit, hire and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. These costs have exceeded the revenues generated by our products and services. As a result, we have incurred net losses in each year since inception and for the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $14.1 million. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, therefore, there can be no assurance that we will achieve or sustain revenue growth or profitability.

We had 207 full-time employees at June 30, 1999, up from 105 at June 30, 1998. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

                                                                  Three Months Ended        Six Months Ended
                                                                  -------------------       ------------------
                                                                   June 30,  June 30,       June 30,  June 30,
                                                                    1999      1998           1999      1998
                                                                    ----      ----           ----      ----
REVENUES:
      Services                                                        50%       66%            54%       75%
      Product licenses                                                50%       34%            46%       25%
                                                                    ----      ----           ----      ----

          Total revenues                                             100%      100%           100%      100%

COST OF REVENUES                                                      36%       42%            38%       47%
                                                                    ----      ----           ----      ----

          Gross profit                                                64%       58%            62%       53%
                                                                    ----      ----           ----      ----

OPERATING EXPENSES:
      Research and development                                        22%       23%            24%       27%
      Sales and marketing                                             42%       31%            38%       33%
      General and administrative                                      18%       16%            17%       19%
      Amortization of deferred                                         5%     --                5%     --
      compensation
                                                                    ----      ----           ----      ----

          Total operating expenses                                    87%       70%            84%       79%
                                                                    ----      ----           ----      ----

LOSS FROM OPERATIONS                                                 (23)%     (12)%          (22)%     (26)%
INTEREST INCOME                                                        1%     --                1%     --
INTEREST EXPENSE                                                    --          (1)%         --          (2)%
                                                                    ----      ----           ----      ----

          Net loss                                                   (22)%     (13)%          (21)%     (28)%
                                                                    ----      ----           ----      ----
                                                                    ----      ----           ----      ----


REVENUES

Total revenues increased 112% from $2.9 million for the three months ended June 30, 1998 to $6.2 million for the three months ended June 30, 1999. Total revenues increased 120% from $4.8 million for the six months ended June 30, 1998 to $10.7 million for the six months ended June 30, 1999. The increases were attributable to growth in the number of customers and average sale per customer, as we expanded our sales force and introduced a new release of our Dynamo product in December 1998.

For the three and six months ended June 30, 1999 and 1998, certain customers accounted for more than 10% of the Company's revenue. Two customers accounted for 12% and 10%, respectively, of revenue for the three months ended June 30, 1999 and one customer accounted for 12% of revenue for the six months ended June 30, 1999. Three customers accounted for 16%, 14% and 10%, respectively, of revenues for the three months ended June 30, 1998 and three customers accounted for 16%, 11% and 10%, respectively, of revenue for the six months ended June 30, 1998.

SERVICES REVENUES

Services revenues increased 61% from $1.9 million for the three months ended June 30, 1998 to $3.1 million for the three months ended June 30, 1999 and increased 58% from $3.6 million for the six months ended June 30, 1998 to $5.7 million for the six month period ended June 30, 1999. Services revenues from professional services consulting fees increased from $1.9 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999. Services revenues from software maintenance and support agreements increased from $37,000 for the three months ended June 30, 1998 to $537,000 for the three months ended June 30, 1999. Services revenues from professional services consulting fees increased from $3.5 million for the six months ended June 30, 1998 to $4.7 million for the six months ended June 30, 1999. Services revenues from software maintenance and support agreements increased from $87,000 for the six months ended June 30, 1998 to $956,000 for the six months ended June 30, 1999. The increase in services revenues was primarily due to an increase in the number of customers and sales of product licenses.

PRODUCT LICENSE REVENUES

Product license revenues increased from $1.0 million for the three months ended June 30, 1998 to $3.1 million for the three months ended June 30, 1999 and from $1.2 million for the six months ended June 30, 1998 to $4.9 million for the six months ended June 30, 1999. These increases were primarily due to growing market acceptance of our Dynamo product suite following the release of Dynamo 4.0 in December 1998. In addition, we entered into an original equipment manufacturer agreement with Informix in December 1998 under which we received $5.0 million of prepaid royalties, of which $530,000 and $1.1 million was recognized as revenues for the three and six months ended June 30, 1999, respectively. The agreement with Informix provides Informix with the right to terminate the agreement in the event that BroadVision brings a claim against Informix for patent or other intellectual property infringement of BroadVision's products by our products or products or services offered under the terms of the agreement. The initial term of our agreement with Informix is two years and it is automatically renewed for successive one year terms unless one of the parties elects not to renew the agreement. In addition, if we are acquired by a competitor of Informix, Informix could require that the agreement remain in effect for up to one renewal period.

Product license revenues increased as a percentage of total revenues from 34% for the three months ended June 30, 1998 to 50% for the three months ended June 30, 1999 and from 25% for the six months ended June 30, 1998 to 46% for the six months ended June 30, 1999. These increases were a result of our ongoing strategy to increase product license revenues as a percentage of total revenues.

COST OF REVENUES

Cost of revenues includes salary and other related costs for our professional services and support staff, as well as third-party contractor expenses. Cost of revenues also includes product license costs which include royalties to third parties for software embedded in our Dynamo product suite, as well as documentation and other informational media associated with our products. To date, these product license costs have not been significant. Cost of revenues increased 82% from $1.2 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999 and increased 77% from $2.3 million for the six months ended June 30, 1998 to $4.1 million for the six months ended June 30, 1999. For the three and six months ended June 30, 1999, increases were primarily due to the expansion of our services organization. Approximately 77% and 79% of the increases were attributable to an increase in salaries and related benefits for the three and six months ended June 30, 1999, respectively, and the remainder of the increases were due to overhead and related expenses.

Cost of revenues as a percentage of services revenues increased from 63% for the three months ended June 30, 1998 to 72% for the three months ended June 30, 1999 and increased from 63% for the six months ended June 30, 1998 to 71% for the six months ended June 30, 1999. These increases resulted primarily from significant increase in the number of employees in our professional services group in the first quarter of 1999. We incur recruiting and training expenses when we hire additional employees and generally experience lower utilization of newly-hired services personnel.

Cost of revenues, in absolute dollars and as a percentage of services revenues, will vary significantly depending on the level of professional services staffing, their effective utilization rates and the mix of services performed, including product license support services, and whether these services are performed by us or by third-party contractors. In addition, cost of revenues will increase if any product license related cost of revenues materialize. Cost of revenues as a percentage of total revenues may vary significantly depending on the mix of revenues between product licenses and services.

GROSS PROFIT

Gross profit increased 133% from $1.7 for the three months ended June 30, 1998 to $4.0 million for the three months ended June 30, 1999 and increased 159% from $2.5 million for the six months ended June 30, 1998 to $6.6 million for the six months ended June 30, 1999. The increases in gross profit were primarily due to the increase in product license revenues as a percentage of total revenues. The gross profit increased from 58% for the three months ended June 30, 1998 to 64% for the three months ended June 30, 1999 and increased from 53% for the six months ended June 30, 1998 to 62% for the six months ended June 30, 1999. The gross profit increase was primarily due to the significant increase in product license revenues, as a percentage of total revenues, which have no significant cost of revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salary and related costs to support product development. Research and development expenses increased 103% from $685,000 for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999 and increased 92% from $1.3 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999. The increases were primarily due to increases in the number of engineering personnel. Approximately 69% and 67% of the increases were due to increases in engineering salaries for the three and six months ended June 30, 1999, respectively, and the remainder of the increases were primarily due to related recruiting and facilities costs.

Research and development expenses as a percentage of total revenues were 23% for the three months ended June 30, 1998 and 22% for the three months ended June 30, 1999 and 27% and 24% for the six months ended June 30, 1998 and 1999, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in absolute dollars in future periods. To date, all software development costs have been expensed in the period incurred.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. Sales and marketing expenses increased 184% from $923,000 for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999 and increased 152% from $1.6 million for the six months ended June 30, 1998 to $4.0 million for the six months ended June 30, 1999. For the three and six months ended June 30, 1999, approximately 51% and 36% of the increases were related to new and increased marketing program expenditures, approximately 23% and 27% were due to a significant increase in the number of sales and marketing personnel and related expenses and the remainder of the increases were primarily due to travel and entertainment expenses.

Sales and marketing expenses as a percentage of total revenues were 31% for the three months ended June 30, 1998 and 42% for the three months ended June 30, 1999 and were 33% for the six months ended June 30, 1998 and 38% for the six months ended June 30, 1999. We believe that sales and marketing expenses, in absolute dollars and as a percentage of total revenues, will increase in immediate future periods as we expect to continue to expand our sales and marketing efforts. In particular, we expect to hire and train new sales personnel, increase marketing and promotional spending and open additional sales offices both in the United States and abroad. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenues from period to period depending on the level and timing of such expenditures and the rate at which newly-hired sales personnel become productive.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting fees and facilities-related expenses. General and administrative expenses increased 148% from $450,000 for the three months ended June 30, 1998 to $1.1 million for the three months ended June 30, 1999 and increased 110% from $886,000 for the six months ended June 30, 1998 to $1.9 million for the six months ended June 30, 1999. For the three and six months ended June 30, 1999, approximately 32% and 41%, respectively, of the increases related to increases in legal and professional fees, and approximately 40% and 38%, respectively, of the increases were due to an increase in personnel and related costs as we increased our general and administrative personnel to manage the growth of the company.

General and administrative expenses as a percentage of total revenues were 16% for the three months ended June 30, 1998 and 18% for the three months ended June 30, 1999 and were 19% for the six months ended June 30, 1998 and 17% for the six months ended June 30, 1999. We believe general and administrative expenses will increase in absolute dollars as we expect to hire additional personnel and incur additional costs associated with the management of a public company and to grow our business. We also expect to incur increased legal expenses for the duration of the BroadVision litigation, as well as increased facilities costs as we expand our employee base.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

In the fourth quarter of 1998, the first quarter of 1999 and in April and May 1999, we recorded total deferred stock compensation of $4.8 million in connection with stock option grants. This amount represents the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $303,000 for the three months ended June 30, 1999 and $519,000 for the six months ended June 30, 1999. We did not have amortization expense relating to deferred stock compensation for the three and six months ended June 30, 1998.

INTEREST INCOME (EXPENSE)

Interest income totaled $71,000 for the three months ended June 30, 1999 and $121,000 for the six months ended June 30, 1999. We did not have interest income during the three and six months ended June 30, 1998. The interest income for the three and six months ended June 30, 1999 was generated from cash and cash equivalents available for investment from the receipt of $5.0 million under an arrangement with an original equipment manufacturer as well as from the proceeds of the sale of Series D preferred stock during August 1998. Interest expense decreased from $43,000 for the three months ended June 30, 1998 to $25,000 for the three months ended June 30, 1999 and decreased from $84,000 for the six months ended June 30, 1998 to $49,000 for the six months ended June 30, 1999. The decrease was primarily due to our repayment of outstanding amounts under our revolving line of credit during the third quarter of 1998.

PROVISION FOR INCOME TAXES AND TAX CREDIT CARRYFORWARDS

We incurred losses for the three and six months ended June 30, 1998 and 1999. Accordingly, there were no provisions for income taxes. As of December 31, 1998, we had net operating loss carryforwards of $8.9 million and research and development tax credit carryforwards of $235,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES.

Since our inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities, commercial credit facilities and capital leases and our initial public offering which was completed in July 1999, from which we received net proceeds of $56.7 million. Cash provided by operating activities was $2.7 million for the six months ended June 30, 1999. This represents a cash operating loss of $2.3 million and changes in working capital items consisting primarily of cash provided by deferred revenue, accounts payable and accrued expenses offset by increases in accounts receivable, unbilled services and prepaid expenses and other current assets. The cash provided by the change in deferred revenue was primarily the result of receiving $5.0 million under an arrangement with an original equipment manufacturer of which $3.9 million was included in deferred revenue. The original equipment manufacturer has the right to terminate the arrangement and receive a refund as determined under the agreement. The amount refundable at June 30, 1999 is $3.9 million.

To date, our investing activities have consisted primarily of capital expenditures. For the six months ended June 30, 1999 capital expenditures totaled $1.0 million. Assets acquired consisted primarily of computer hardware and software and furniture and fixtures for our growing employee base. We expect that our capital expenditures will increase as our employee base grows.

Net cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $76,000 and $783,000, respectively. The primary source of cash from financing activities for the six months ended June 30, 1999 was the exercise of stock options with net proceeds of $260,000. The primary source of cash from financing activities for the six months ended June 30, 1998 was the sale of preferred stock with net proceeds of $400,000 and proceeds from a note payable of $300,000.

The Company completed its initial public offering of 5,168,000 shares of its common stock on July 26, 1999, including 168,000 shares issued in connection with the exercise of the underwriters' over-allotment on July 30, 1999. These shares were sold to the public at $12 per share, which net of offering expenses, resulted in net proceeds of $56.7 million.

We have a revolving line of credit which provides for borrowings of up to the lesser of $5.0 million and 80% of eligible accounts receivable, a $500,000 term loan and a $200,000 equipment line of credit with Silicon Valley Bank that bear interest at the bank's prime rate plus 0.25%, 1.0% and 1.25%, respectively. At June 30, 1999, we had $1.9 million available under the line of credit based upon our borrowing base, $236,000 outstanding under the term loan and $160,000 outstanding under the equipment line of credit. These lines of credit are secured by all of our tangible and intangible intellectual and personal property and are subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We are currently in compliance with all related financial covenants and restrictions. A portion of the proceeds from the Company's initial public offering was utilized to repay all existing indebtedness.

At June 30, 1999, we had $5.3 million in cash, cash equivalents and marketable securities and $625,000 in working capital. At July 31, 1999, we had $60.9 million in cash, cash equivalents and marketable securities and $57.8 million in working capital. Management believes that the net proceeds from the Company's recent initial public offering, together with the existing financial resources and commercial credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months. Thereafter, we may require additional funds and may seek to raise additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, will be obtainable on terms favorable to us. Additional financing could also be dilutive.

YEAR 2000 COMPLIANCE

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. This could result in failures or the creation of erroneous results.

We have defined "Year 2000 compliant" as the ability to:

        (a) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

        (b) function according to the product documentation provided for this date change, without changes in operation, assuming correct configuration;

        (c) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to entry in a disclosed, defined and predetermined manner;

        (d) if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

        (e) recognize year 2000 as a leap year.

We have conducted a Year 2000 readiness review for the current versions of our products. The review includes assessment, validation testing and, where necessary, remediation, upgrading and replacement of these product versions, as well as contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

We have largely completed all phases of our plan, except for contingency planning, with respect to the current versions of our commercially available products. The current versions of each of these products are Year 2000 compliant when configured and used in accordance with the related documentation, so long as the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. However, previous versions of our commercial products may require patches in order to function optimally after December 31, 1999. We require all users of these affected products to install these patches.

In June 1999, we completed testing of the versions of our commercial products first released in December 1997 and all subsequent maintenance releases, which represent approximately 66% of our installed base, and we plan to offer remedial software patches to customers. We have not tested our commercial products on all platforms or all versions of operating systems that we currently support nor have we tested versions of our commercially available products introduced prior to December 1997. These earlier versions, which represent approximately 20% of our installed Dynamo product base, may not be Year 2000 compliant.

We have not separately tested software obtained from third parties (licensed software, shareware and freeware) that is incorporated into our products. We have sought assurances from our vendors that licensed software is Year 2000 Compliant, we know that some of the licensed software is not Year 2000 Compliant. To address known problems, we have upgraded or replaced substantially all of the impacted systems. Despite testing by us and by customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenues, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of Year 2000 lawsuits against other software vendors. Because of the unprecedented nature of Year 2000 litigation, it is uncertain whether or to what extent we may be affected by it.

Our internal systems include both our information technology, or IT, and non-IT systems. We have concluded an assessment of our material internal IT systems, including both software tools we have developed and third-party software and hardware technology, as well as an assessment of our non-IT systems. To the extent that our internal systems are not Year 2000 Compliant, we are currently upgrading or replacing these systems. Related costs have been immaterial to date and we expect total future costs to remain below $100,000. To the extent that we are not able to test the technology provided by third-party vendors, we have sought assurances from them that their systems are Year 2000 Compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current and potential customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate budgets that current or potential customers could otherwise have for purchases of our products and services. As a result, our business, results of operations or financial condition could be harmed.

We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 plan for personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We are already aware that some of our internal systems are not Year 2000 compliant and require upgrading before the end of the year. We may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations and financial condition.

We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing a contingency plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the other information set forth in this report, including our financial statements and the related notes.

WE EXPECT OUR LOSSES TO CONTINUE AND WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE

Since inception, we have not been profitable in any fiscal period. We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As of June 30, 1999, we had an accumulated deficit of $14.1 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems. Accordingly, we expect to incur additional losses. Although our revenues have grown significantly in recent quarters, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters. Because we have a limited operating history, particularly as a company that sells software products, the prediction of future operating results is difficult and we cannot be certain that our revenues will grow at a rate that will allow us to achieve profitability. In addition, if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS

Our revenues and operating results are likely to vary significantly from quarter to quarter. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors are likely to cause variations in our operating results, including:

    - demand for our products and services

    - the timing of sales of our products and services

    - the timing of customer orders and product implementations

    - unexpected delays in introducing new products and services

    - increased expenses, whether related to sales and marketing, product development or administration

    - changes in the rapidly evolving market for Internet customer relationship management solutions

    - the mix of revenues derived from products and services

    - timing of hiring and utilization of services personnel

    - cost overruns related to fixed-price services projects

    - the mix of domestic and international sales

    - costs related to possible acquisitions of technologies or businesses

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The results of one quarter cannot be relied upon as an indication of our future performance.

We plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve our operational and financial systems. If our revenues do not increase as quickly as these expenses, our operating results may suffer and our stock price may decline.

OUR QUARTERLY RESULTS OFTEN DEPEND ON A SMALL NUMBER OF LARGE, NONRECURRING ORDERS AND OUR REVENUES AND OPERATING RESULTS COULD BE LOWER THAN EXPECTED IF WE ARE UNABLE TO COMPLETE ONE OR MORE SUBSTANTIAL SALES IN ANY GIVEN QUARTER

We derive a significant portion of our revenues in each quarter from a small number of relatively large, nonrecurring orders. Our operating results could suffer if we were unable to complete one or more substantial sales in any future period. Our three largest customers accounted for 80% of our total revenues in 1996, 56% of our total revenues in 1997, 37% of our total revenues in 1998 and 25% and 26% of our total revenues for the three and six months ended June 30, 1999, respectively. The customers which provide the greatest revenues typically change from year to year. We derive only a small percentage of our revenues from repeat business, and must always search for new sales opportunities.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS

We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our solution. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. These potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS IS NEW AND RAPIDLY EVOLVING AND WE CANNOT BE CERTAIN THAT A VIABLE MARKET FOR OUR PRODUCTS WILL EMERGE OR BE SUBSTANTIAL

The market for Internet customer relationship management solutions is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers and partners about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Organizations that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services and may be reluctant to make purchases online. These factors could inhibit the growth of electronic commerce generally and the market's acceptance of our products and services in particular.

THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS IS INTENSELY COMPETITIVE AND WE EXPECT COMPETITION TO INTENSIFY IN THE FUTURE

The market for Internet customer relationship management solutions is intensely competitive and we expect competition to intensify in the future as revenues generated from Internet commerce increase. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently encounter competition from internet application software vendors such as BroadVision, InterWorld, Open Market and Vignette. We also compete with platform application server products and vendors such as BEA Systems, IBM's Websphere products, Microsoft, Netscape, and Sun Microsystems' NetDynamics products, among others. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases they can leverage to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft, Netscape and Oracle, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. This level of competition could reduce our revenues and result in increased losses or reduced profits.

COMPETITION WITH OUR RESELLER PARTNERS COULD LIMIT OUR SALES OPPORTUNITIES AND JEOPARDIZE THESE RELATIONSHIPS

We sell products through agreements with resellers and original equipment manufacturers. We target markets that are also served by some of these partners. This competition may limit our ability to sell our products and services directly in these markets and may jeopardize, or result in the termination of, these relationships.

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF EITHER JEET SINGH OR JOSEPH CHUNG, OUR CO-FOUNDERS, OR IF WE ARE UNABLE TO ATTRACT AND RETAIN OTHER KEY PERSONNEL

Our success depends largely on the skills, experience and performance of some key members of our management, particularly our co-founders Jeet Singh and Joseph Chung. If we lose one or more of our key employees, our business could be harmed. We have purchased, and are the beneficiaries of, insurance policies on the lives of Mr. Singh and Mr. Chung, each in the amount of $1,000,000. In addition, our future success will depend in large part on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel. We cannot be certain that we will be successful in attracting, assimilating and retaining qualified personnel in the future.

WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND INCREASE OUR REVENUES

We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. Newly-hired employees will require training and it will take time for them to achieve full productivity. We cannot be certain that we will be able to hire enough qualified individuals in the future or that newly-hired employees will achieve necessary levels of productivity.

WE DEPEND ON OUR RELATIONSHIPS WITH SYSTEMS INTEGRATORS

Since our potential customers often rely on third-party systems integrators to develop, deploy and manage Web sites for conducting commerce on the Internet, we cultivate relationships with systems integrators in order to encourage them to support our products. If we do not adequately train a sufficient number of systems integrators or if systems integrators were to devote their efforts to integrating or co-selling different products, our revenues could be reduced and our operating results could be harmed.

WE WILL NEED TO IMPLEMENT AND IMPROVE OUR OPERATIONAL SYSTEMS AND HIRE ADDITIONAL SERVICE PROFESSIONALS ON A TIMELY BASIS IN ORDER TO MANAGE GROWTH

We have expanded our operations rapidly in recent years. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base. Rapid growth would place a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We also plan to expand our professional services capabilities to support increased product license sales. However, we cannot be certain that we will be able to attract a sufficient number of highly qualified service personnel. In addition, new service personnel will require training and it will take time for them to become productive. If we fail to improve our operational systems or to expand our professional service capabilities in a timely manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results.

WE MAY LOSE MONEY ON FIXED-PRICE CONTRACTS

A majority of our revenues from Innovation Solutions services are derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially harmed.

WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT

Our Innovation Solutions services often involve the development of custom software applications for specific customers. In some cases, customers retain ownership or impose restrictions on our ability to use the technologies developed from these projects. Issues relating to the ownership of software can be complicated, and disputes could arise that affect our ability to resell or reuse applications we develop for customers.

We seek to protect the source code for our proprietary software both as a trade secret and as a copyrighted work. However, because we make the source code available to some customers, third parties may be more likely to misappropriate it. Our policy is to enter into confidentiality agreements with our employees, consultants, vendors and customers and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for someone to copy our software or other proprietary information without authorization or to develop similar software independently.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we litigated to enforce our rights, it would be expensive, would divert management resources and may not be adequate to prevent the use of our intellectual property by third parties.

In addition, we are obligated to indemnify customers against claims that we infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

    - cease selling or using products or services that incorporate the challenged intellectual property

    - obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology

    - redesign those products or services to avoid infringement

BROADVISION HAS CLAIMED THAT WE INFRINGE ITS INTELLECTUAL PROPERTY

On December 11, 1998, BroadVision, one of our competitors, filed a complaint against us in the United States District Court for the Northern District of California, alleging infringement by us of a patent held by BroadVision (U.S. Patent No. 5,710,887). BroadVision alleges that our infringement relates to methods for conducting e-commerce. BroadVision is seeking a permanent injunction of the sale of our Dynamo products in their current forms as well as unspecified damages. On February 4, 1999, we filed our answer denying BroadVision's complaint and a counterclaim against BroadVision seeking a judgment that we are not infringing BroadVision's patent and that its patent is unenforceable and invalid.

After BroadVision brought its claim against us, we entered into an original equipment manufacturer agreement with Informix under which we received $5.0 million of prepaid royalties. The agreement with Informix provides Informix with the right to terminate the agreement in the event that BroadVision brings a claim against Informix for patent or other intellectual property infringement of BroadVision's products by our products or products or services offered under the terms of the agreement. If BroadVision were to bring such a suit against Informix and Informix were to terminate the agreement, we would be required to refund the amount of the prepaid royalty less the greater of $530,000 per quarter, commencing with the fiscal quarter ended March 31, 1999, and all uncredited prepaid royalties as of the termination date. The amount refundable at June 30, 1999 was $3.9 million.

Litigation is subject to inherent uncertainties. In addition, cases like this generally involve issues of law that are evolving, presenting further uncertainty. Our defense of this litigation, regardless of the merits of the complaint, has been, and will likely continue to be, time-consuming and a diversion for our personnel. A failure to prevail in this litigation could result in:

    - our paying monetary damages

    - the issuance of a preliminary or permanent injunction requiring us to stop selling our Dynamo products in their current form

    - our having to redesign Dynamo, which could be costly and time-consuming and could substantially delay Dynamo shipments, assuming that a redesign is feasible

    - our having to reimburse BroadVision for some or all of its attorneys' fees

    - our having to obtain from BroadVision a license to its patent, which license might not be made available to us on reasonable terms, particularly because BroadVision is a competitor

    - our having to reimburse our customers for any expenses and losses they incur due to the alleged infringement

Any of these results would seriously harm our business, financial condition and operating results. Furthermore, we expect to continue to incur substantial costs in defending against this litigation and these costs could increase significantly if our dispute goes to trial. It is possible that these costs could substantially exceed our expectations in future periods.

IF WE FAIL TO ADAPT TO RAPID CHANGES IN THE INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE MARKET, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE

The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products or product enhancements that comply with present or emerging Internet technology standards. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of customers. E-commerce technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could cause us to lose revenue opportunities and customers.

WE RELY ON JAVA AS THE PROGRAMMING LANGUAGE IN WHICH WE DEVELOP OUR PRODUCTS AND OUR BUSINESS COULD BE HARMED IF JAVA LOSES MARKET ACCEPTANCE OR IF WE ARE NOT ABLE TO CONTINUE USING JAVA OR JAVA RELATED TECHNOLOGIES

Our software is written in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor and support by Sun Microsystems or other companies could decline. If Java support decreased or we could not continue to use Java or related Java technologies, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java could require us to change our products. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE, OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS

Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by customers, our current and future products may contain serious defects, including Year 2000 errors. Serious defects or errors could result in lost revenues or a delay in market acceptance.

Since our customers use our products for critical business applications such as e-commerce, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation for losses from us. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time-consuming and costly.

WE MAY BE ADVERSELY IMPACTED BY THE YEAR 2000 ISSUE AND OTHER INFORMATION TECHNOLOGY ISSUES

The "Year 2000 Issue" refers generally to the problems that software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. We are subject to potential Year 2000 problems affecting our products, our internal systems and the systems of our suppliers and customers, any of which could disrupt our business and hurt our operating results.

We have tested the current versions of our commercially available products, and we are working with our customers who have purchased customized software to test their product installations. The commercially available products we have tested are Year 2000 compliant, either alone or after installation of software patches that we offer on our Web site when configured and used in accordance with the related documentation, so long as the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. In June 1999, we completed testing of the versions of our commercial products first released in December 1997 and all subsequent maintenance releases, which represent approximately 50% of our installed base, and we plan to offer remedial software patches to customers. However, we have not tested our products on all platforms or all versions of operating systems that we currently support, nor have we tested versions of our commercially available products introduced prior to December 1997. These earlier versions, which represent approximately 33% of our installed Dynamo product base, may not be Year 2000 compliant. If we fail to provide patches necessary to make earlier versions of Dynamo products Year 2000 compliant, we may be subject to claims against us. To the extent that unidentified Year 2000 problems exist in versions of our products introduced prior to December 1997, we may be subject to claims against us from customers still using those products. Claims against us by customers alleging that our products are not Year 2000 compliant could harm our business, financial condition and operating results.

We are also in the process of contacting the vendors of software and hardware that are either included in our products or that are critical to the operation of our internal systems to evaluate their Year 2000 compliance. Some of the third-party products that we use, or that are included in our products, are not Year 2000 compliant, and could cause our internal systems or our products to experience Year 2000 problems. To address these issues, we plan to upgrade or replace some third-party products before the end of 1999.

Despite testing by us and by customers, and assurances from developers of products incorporated into our products, current versions of our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenues, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which could disrupt our business and hurt our financial condition and operating results.

Although we are not currently aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal systems. This could harm our business, financial condition and operating results.

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF E-COMMERCE

Our future success depends heavily on the acceptance and wide use of the Internet for e-commerce. If e-commerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF E-COMMERCE

As e-commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could limit the market for our products and services. Although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

THE INTERNET IS GENERATING PRIVACY CONCERNS WHICH COULD RESULT IN LEGISLATION OR MARKET PERCEPTIONS WHICH COULD HARM OUR BUSINESS OR RESULT IN REDUCED SALES OF OUR PRODUCTS, OR BOTH

Businesses use our Dynamo Personalization Server product to develop and maintain profiles to tailor the content to be provided to Web site visitors. When a visitor first arrives at a Web site, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor's identity is added to the profile, preserving any profile information that was gathered up to that point. Dynamo Personalization Server tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user's behavior on the Web site. Privacy concerns may cause visitors to resist providing the personal data or avoid Web sites tracking the Web behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

Our Dynamo products use "cookies" to track demographic information and user preferences. A "cookie" is information keyed to a specific user that is stored on a computer's hard drive, typically without the user's knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, demand for our personalization products could be reduced.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada and the United Kingdom and conducts transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three or six months ended June 30, 1999. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceeding

A patent infringement claim was filed by BroadVision, one of our competitors, against us on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleges that we are infringing their patent (U.S. Patent No. 5,710,887) for a method of conducting e-commerce. BroadVision is seeking a permanent injunction of the sale of our Dynamo products in their current forms as well as unspecified damages. We intend to vigorously oppose BroadVision's allegations and on February 4, 1999 we filed our answer denying BroadVision's complaint and filed a counterclaim against BroadVision seeking a judgement that we are not infringing their patent and that the patent in question is in fact unenforceable and invalid.

Item 2.  Changes in Securities and Use of Proceeds

    (d)   Use of Proceeds from Sales of Registered Securities

         On July 26, 1999 the Company closed the initial public offering of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-78333) that was declared effective by the Securities and Exchange Commission on July 20, 1999. The 5,000,000 shares offered by the Company under the Registration Statement were sold at a price of $12.00 per share. Hambrecht & Quist LLC, U.S. Bancorp Piper Jaffray, Inc., Thomas Weisel Partners LLC and Wit Capital Corporation, the managing underwriters of the offering, also exercised an overallotment option on July 30, 1999 for 750,000 shares, of which 168,000 were sold by the Company and 582,000 were sold by selling stockholders. The overallotment shares were sold at a price of $12.00 per share. The aggregate proceeds to the Company from the offering were $62,016,000. In connection with the offering the Company paid an aggregate of $4,341,000 in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering were approximately $1,000,000 including $430,000 legal costs, $225,000 accounting costs, $200,000 printing costs, $108,000 registration, filing and related costs, and other costs of $37,000.

         After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of approximately $56,675,000.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 18, 1999 the Company's stockholders acting by written consent approved the following matters: (1) an amendment to the Company's Certificate of Incorporation effecting a three-for-two split of the Company's common stock and adjusting the conversion price for the Company's preferred stock; (2) an increase of the number of shares authorized under the 1996 Stock Option Plan to 4,200,000 shares; (3) the Company's 1999 Outside Director Stock Option Plan and 1999 Employee Stock Purchase Plan; (4) the Company's Amended and Restated Bylaws; and (5) the Company's Amended and Restated Certificate of

Incorporation to be filed upon the initial public offering of the Company's common stock. The written consent was given by holders of 21,318,509 shares of the Company's common stock on an as converted basis.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         27                Financial Data Schedule

    (b)  Reports on Form 8-K

          None.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 31, 1999              ART TECHNOLOGY GROUP, INC.
                                      (Registrant)


                                    By: /s/ Jeet Singh
                                        ---------------------------------------
                                        Jeet Singh
                                        President and Chief Executive
                                        Officer

                                    By: /s/ Ann C. Brady
                                        ---------------------------------------
                                        Ann C. Brady
                                        Principal Accounting Officer