Form 10-Q
period 1999-09-30
ART TECHNOLOGY GROUP INC
filed 1999-10-25
CIK 1086195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------



                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                     OF 1934 For the quarterly period ended
                              September 30, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

As of October 20, 1999 there were 31,118,487 shares of the Registrant's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ART TECHNOLOGY GROUP, INC.
                                    FORM 10-Q
                                      INDEX




PART I.     FINANCIAL INFORMATION                                             PAGE
                                                                              ----

Item 1.  Consolidated Financial Statements (Unaudited)                         3

         Consolidated balance sheets at September 30, 1999
            and December 31, 1998                                              3
         Consolidated statements of operations for the three and
            nine months ended September 30, 1999 and 1998                      4
         Consolidated statements of cash flows for the nine
            months ended September 30, 1999 and 1998                           5
         Notes to unaudited consolidated financial statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 6.  Exhibits and Reports on Form 8-K                                     27

         SIGNATURES                                                           27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
                           ART TECHNOLOGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (UNAUDITED)



                                                                                      September 30,     December 31,
                                                                                          1999             1998
                                                                                        ---------        --------

                                                  ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                          $  57,399        $  4,093
     Accounts receivable, net of reserve for doubtful
       accounts of $460 and $250 at September 30, 1999 and
       December 31, 1998, respectively                                                      4,316           2,318
     Unbilled services                                                                        478             291
     Prepaid expenses and other current assets                                              2,095             113
                                                                                        ---------        --------

            Total current assets                                                           64,288           6,815

   Property and equipment, net                                                              3,842             842
   Other assets                                                                               518             109

                                                                                        ---------        --------

                                                                                        $  68,648        $  7,766
                                                                                        ---------        --------
                                                                                        ---------        --------

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Current maturities of long-term obligations                                        $      --        $    347
     Accounts payable                                                                       2,309             721
     Accrued expenses                                                                       3,240           1,220
     Deferred revenue                                                                       5,061             878
                                                                                        ---------        --------

            Total current liabilities                                                      10,610           3,166
                                                                                        ---------        --------

   Long-term obligations, less current maturities                                              --             322
                                                                                        ---------        --------

   Commitments and contingencies (Note 10)

   Redeemable convertible preferred stock                                                      --           8,313
                                                                                        ---------        --------

   Stockholders' equity (deficit):
     Preferred stock, $.01 par value-
       Authorized- 10,000,000 shares at September 30, 1999 and no shares
         at December 31, 1998                                                                  --             --
       Issued and outstanding- no shares at September 30, 1999 and
         December 31, 1998, respectively                                                       --             --
     Preferred stock, $.01 par value-
       Authorized- No shares at September 30, 1999 and 10,000,000 shares at December 31, 1998
       Series A Convertible Preferred Stock - Designated 1,300,000 shares
       Issued and outstanding- No shares at September 30, 1999 and
         1,300,000 shares at December 31, 1998                                                 --            500
       Series C Convertible Preferred Stock- Designated- 2,000,000 shares
       Issued and outstanding- No shares at September 30, 1999
            and 1,456,789 shares at December 31, 1998                                          --          2,360
       Common stock, $.01 par value-
       Authorized- 100,000,000 shares at September 30, 1999 and 25,000,000 shares at December 31, 1998
         Issued and outstanding- 31,115,113 shares September 30, 1999 and 9,128,055
         shares at December 31, 1998                                                          311             91
     Additional paid-in capital                                                            81,043          6,040
     Deferred compensation                                                                 (3,932)        (1,692)
     Accumulated deficit
            Total stockholders' equity (deficit)                                          (19,384)       (11,334)
                                                                                         ---------      ---------

                                                                                           58,038         (4,035)
                                                                                        ---------       ---------

                                                                                        $  68,648        $ 7,766
                                                                                        ---------       ---------
                                                                                        ---------       ---------

        The accompanying notes are an integral part of these consolidated financial statements

                           ART TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                             Three Months Ended                  Nine Months Ended
                                                        -------------------------------   ------------------------------
                                                         September 30,     September 30,   September 30,     September 30,
                                                            1999               1998            1999              1998
                                                        ---------------   -------------    -------------    -------------
   REVENUES:
     Services                                           $   3,679         $  2,213         $  9,421         $   5,849
     Product license                                        4,461            1,239            9,372             2,451
                                                        ----------        ---------        ---------        ----------
       Total revenues                                       8,140            3,452           18,793             8,300

   COST OF REVENUES                                         2,608            1,175            6,669             3,475
                                                        ----------        ---------        ---------        ----------

       Gross profit                                         5,532            2,277           12,124             4,825
                                                        ----------        ---------        ---------        ----------

   OPERATING EXPENSES:
      Research and development                             1,710              994            4,233             2,306
      Sales and marketing                                  4,097            1,027            8,134             2,630
      General and administrative                           1,292              657            3,150             1,543
      Amortization of deferred compensation                  304                -              823                 -
                                                        ----------        ---------        ---------        ----------

       Total operating expenses                             7,403            2,678           16,340             6,479
                                                        ----------        ---------        ---------        ----------

       Loss from operations                                (1,871)            (401)          (4,216)           (1,654)

   INTEREST INCOME                                            561                8              682                 8
   INTEREST EXPENSE                                           (72)             (48)            (121)             (132)
                                                        ----------        ---------        ---------        ----------

       Net loss                                            (1,382)            (441)          (3,655)           (1,778)

   ACCRETION OF DIVIDENDS, DISCOUNTS, SPECIAL
     PAYMENTS AND OFFERING COSTS ON
     PREFERRED STOCK                                       (3,908)          (1,267)          (4,395)           (1,342)
                                                        ----------        ---------        ---------        ----------

       Net loss available for common stockholders       $  (5,290)       $  (1,708)        $ (8,050)        $  (3,120)
                                                        ----------        ---------        ---------        ----------
                                                        ----------        ---------        ---------        ----------

   NET LOSS PER SHARE (Note 3):
     Basic and diluted                                  $   (0.20)        $  (0.19)        $  (0.53)        $   (0.35)
                                                        ----------        ---------        ---------        ----------

     Basic and diluted weighted average
       common shares outstanding                           26,454            8,967           15,177             8,941
                                                        ----------        ---------        ---------        ----------

     Pro forma basic and diluted                        $   (0.05)        $  (0.02)        $  (0.14)        $   (0.11)
                                                        ----------        ---------        ---------        ----------

     Pro forma basic and diluted weighted
       average common shares outstanding                   29,896           18,378           25,707            16,572
                                                        ----------        ---------        ---------        ----------


         The accompanying notes are an integral part of these consolidated financial statements

                           ART TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)


                                                                                     Nine Months Ended
                                                                               -----------------------------
                                                                               September 30,   September 30,
                                                                                   1999            1998
                                                                               --------------  -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                                 $   (3,655)     $  (1,778)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities-
         Amortization of deferred compensation                                        823              -
         Noncash interest expense related to issuance of warrants                      40             13
         Depreciation and amortization                                                438            245
         Changes in current assets and liabilities-
              Accounts receivable, net                                             (1,998)        (1,777)
              Unbilled services                                                      (187)            35
              Prepaid expenses and other current assets                            (1,981)          (228)
              Accounts payable                                                      1,589           (592)
              Accrued expenses                                                      2,019            657
              Deferred revenue                                                      4,183          1,073
                                                                               -----------     ----------

                 Net cash provided by (used in) operating activities                1,271         (2,352)
                                                                               -----------     ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (3,438)          (122)
      Decrease in receivable from officer/stockholder                                   -             57
      Increase in other assets                                                       (409)           (58)
                                                                               -----------     ----------

                 Net cash used in investing activities                             (3,847)          (123)
                                                                               -----------     ----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from sale of Series C convertible preferred stock                    -            400
      Net proceeds from initial public offering of common stock                    56,177              -
      Net proceeds from sale of Series D redeemable convertible preferred stock         -          7,152
      Proceeds from exercise of stock options                                         415             23
      Proceeds from line of credit                                                      -          1,496
      Payments on line of credit                                                        -         (1,800)
      Payments on term loan to a bank                                                (320)          (125)
      Payments on equipment line of credit                                           (200)            73
      Payments on capital lease obligations                                          (190)           (61)
                                                                               -----------     ----------

                 Net cash provided by financing activities                         55,882          7,158
                                                                               -----------     ----------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                       53,306          4,683
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   4,093            187
                                                                               -----------     ----------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   57,399      $   4,870
                                                                               -----------     ----------
                                                                               -----------     ----------

   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
      Conversion of preferred stock into common stock                          $   13,750      $       -
                                                                               -----------     ----------
                                                                               -----------     ----------

      Accretion of dividends, discounts and special payments on
         Series B, Series C and Series D convertible preferred stock           $    4,395      $     191
                                                                               -----------     ----------
                                                                               -----------     ----------

      Value ascribed to Series B and Series D redeemable convertible
         preferred stock warrants                                              $        -       $  3,828
                                                                               -----------     ----------
                                                                               -----------     ----------

      Equipment acquired under capital leases                                  $        -       $     87
                                                                               -----------     ----------
                                                                               -----------     ----------

      Original issue discount related to warrants issued to a bank             $        -       $     58
                                                                               -----------     ----------
                                                                               -----------     ----------


    The accompanying notes are an integral part of these consolidated financial statements

                           ART TECHNOLOGY GROUP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    OPERATIONS AND BASIS OF PRESENTATION

Art Technology Group, Inc. ("ATG" or the "Company") is a Delaware corporation which was incorporated on December 31, 1991. The Company offers an integrated suite of Internet customer relationship management and electronic commerce software applications, as well as related application development, integration and support services. On July 6, 1999, the Company established two wholly-owned subsidiaries incorporated in Massachusetts, ATG Securities Corporation and ATG Global, Inc.

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Registration Statements on Form S-1, Registration No. 333-78333 and in the Company's secondary offering filed on October 22, 1999. In the opinion of management, the accompanying condensed consolidated financial statements and notes herein are unaudited but, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

3.    NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same, as outstanding common stock options and warrants have been excluded as they are considered antidilutive as ATG recorded a net loss for all periods presented. Options and warrants to purchase a total of 3,937,221 and 5,535,079 shares of common stock have been excluded from the computation of diluted weighted average shares outstanding for the periods ended September 30, 1999 and 1998, respectively. Shares of common stock issuable upon the conversion of outstanding preferred stock and warrants have also been excluded for all periods presented. In accordance with SEC Staff Accounting Bulletin No. 98, Earnings Per Share In An Initial Public Offering, the Company determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

ATG's historical capital structure was not indicative of its current structure due to the conversion of all convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering on July 26, 1999. Accordingly, pro forma loss per share is presented for the three and nine months ended September 30, 1999 and 1998 assuming (i) net loss before the accretion of preferred stock dividends, discounts and offering costs and (ii) the conversion of all convertible preferred stock and redeemable convertible preferred stock into common stock using the as-converted method from their respective dates of issuance.

On July 26, 1999, the Company closed its initial public offering of 5,000,000 shares of common stock at a public offering price of $12 per share. The net proceeds to the Company from the offering were approximately $54,302,000. On July 30, 1999, the Company issued an additional 168,000 shares of common stock at the initial public offering price of $12 per share pursuant to the underwriters' over-allotment option. Net proceeds to the Company from the exercise of the over-allotment option was approximately $1,875,000.

In connection with the Company's initial public offering on July 26, 1999, all shares of preferred stock were converted into 15,709,639 shares of common stock.

4.    REVENUE RECOGNITION

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

In March 1999, the Company received $5.0 million under an original equipment manufacturers arrangement with Informix, of which $3.4 million is included in deferred revenue at September 30, 1999. In the event Informix is named in a patent or other intellectual property infringement claim related to the agreement with BroadVision, Informix has the right to terminate the agreement and receive a refund of the $5.0 million prepayment less the greater of $530,000 per quarter, commencing with the fiscal quarter ended March 31, 1999 and all uncredited prepaid royalties as of the termination date. The amount refundable at September 30, 1999 is $3.4 million.

5.    CASH AND CASH EQUIVALENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than ninety days.

                                                September 30,      December 31,
                                                     1999             1998
                                                  ---------        ------------
Cash and cash equivalents-
    Cash                                        $   460            $  593
    Money market accounts                        56,939             3,500
                                                 ------            ------

        Total cash and cash equivalents         $57,399            $4,093
                                                 ------            ------
                                                 ------            ------



6.    CONCENTRATIONS OF CREDIT RISK

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

For the three and nine months ended September 30, 1999 and 1998, certain customers accounted for more than 10% of the Company's revenue. No customer accounted for more than 10% of the Company's revenue in the three months ended September 1999, and two customers accounted for 11% and 11%, respectively, of revenue for the nine months ended September 30, 1999. Four customers accounted for 19%, 14%, 13% and 11%, respectively, of revenues for the three months ended September 30, 1998 and two customers accounted for 20% and 11% of revenue for the nine months ended September 30, 1998.

At September 30, 1999, accounts receivable from two customers accounted for 17%, and 12%, respectively, of the total amount due to the Company. At December 31, 1999, accounts receivable from two customers accounted for 19% and 12% of the total amount due to the Company.

7.    DEFERRED COMPENSATION

In connection with certain stock option grants during the year ended December 31, 1998, through May 1999, the Company recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $304,000 and $823,000 for the three and nine months ended September 30, 1999, respectively, related to these options. The Company did not record compensation expense for the three and nine months ended September 30, 1998 related to these options.

8.   DISCLOSURE ABOUT A SEGMENT OF AN ENTERPRISE

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION in 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment with two product offerings: software licenses and services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's one operating segment.

9.   COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME during the year ended December 31, 1998. The Company does not have any components of comprehensive income (loss) other than its reported net loss.

10.   COMMITMENTS AND CONTINGENCIES

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

11.  SECONDARY PUBLIC OFFERING

On October 22, 1999, the Company filed a secondary offering of 1,425,000 shares of common stock.

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

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit, hire and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. These costs have exceeded the revenues generated by our products and services. As a result, we have incurred net losses in each year since inception and for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $19.4 million. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, therefore, there can be no assurance that we will achieve or sustain revenue growth or profitability.

We had 245 full-time employees at September 30, 1999, up from 119 at September 30, 1998. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

                                                                  Three Months Ended             Nine Months Ended
                                                                  -------------------            ------------------
                                                                September 30,  September 30,  September 30,  September 30,
                                                                    1999          1998           1999            1998
                                                                    ----          ----           ----          ----
REVENUES:
      Services                                                        45%           64%            50%           70%
      Product licenses                                                55%           36%            50%           30%
                                                                    ----          ----           ----          ----

          Total revenues                                             100%          100%           100%          100%

COST OF REVENUES                                                      32%           34%            35%           42%
                                                                    ----          ----           ----          ----

          Gross profit                                                68%           66%            65%           58%
                                                                    ----          ----           ----          ----

OPERATING EXPENSES:
      Research and development                                        21%           29%            23%           28%
      Sales and marketing                                             50%           30%            43%           32%
      General and administrative                                      16%           19%            17%           18%
      Amortization of deferred                                         4%         --                4%         --
      compensation
                                                                    ----          ----           ----          ----

          Total operating expenses                                    91%           78%            87%           78%
                                                                    ----          ----           ----          ----

LOSS FROM OPERATIONS                                                 (23)%         (12)%          (22)%         (20)%
INTEREST INCOME                                                        7%         --                4%         --
INTEREST EXPENSE                                                      (1)%          (1)%           (1)%          (1)%
                                                                    ----          ----           ----          ----

          Net loss                                                   (17)%         (13)%          (19)%         (21)%
                                                                    ----          ----           ----          ----
                                                                    ----          ----           ----          ----



THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

    REVENUES. Total revenues increased 131% from $3.5 million for the three months ended September 30, 1998 to $8.1 million for the three months ended September 30, 1999. Total revenues increased 127% from $8.3 million for the nine months ended September 30, 1998 to $18.8 million for the nine months ended September 30, 1999. The increase was attributable to growth in the number of customers and average sales per customer, as we expanded our sales force and introduced a new release of our Dynamo product in December 1998. No customers accounted for more than 10% of revenues for the three months ended September 30, 1999. Four customers accounted for 19%, 14%, 13% and 11%, respectively, of revenues for the three months ended September 30, 1998. Two customers accounted for 20% and 12%, respectively, of revenues for the nine months ended September 30, 1998 and two customers accounted for 11% and 11%, respectively, of revenues for the nine months ended September 30, 1999.

    SERVICES REVENUES. Service revenues increased 68% from $2.2 million for the three months ended September 30, 1998 to $3.7 million for the three months ended September 30, 1999. Services revenues increased 62% from $5.8 million for the nine months ended September 30, 1998 to $9.4 million for the nine months ended September 30, 1999. Service revenues from professional services consulting fees increased from $2.1 million for the three months ended September 30, 1998 to $2.9 for the three months ended September 30, 1999. Services revenues from professional services consulting fees increased from $5.3 million for the nine months ended September 30, 1998 to $7.6 million for the nine months ended September 30, 1999. Service revenues from software maintenance and support agreements increased from $122,000 for the three months ended September 30, 1998 to $728,000 for the three months ended September 30, 1999. Services revenues from software maintenance and support agreements increased from $208,000 for the nine months ended September 30, 1998 to $1.7 million for the nine months ended September 30, 1999. The increase in services revenues was primarily due to an increase in the number of customers, increased sales of product licenses and increased billing rates.

    PRODUCT LICENSE REVENUES. Product license revenues increased 275% from $1.2 million for the three months ended September 30, 1998 to $4.5 million for the three months ended September 30, 1999. Product license revenues increased from $2.5 million for the nine months ended September 30, 1998 to $9.4 million for the nine months ended September 30, 1999. This increase was primarily due to growing market acceptance of our Dynamo product suite following the release of Dynamo 4.0 in December 1998. In addition, we entered into an agreement with Informix in December 1998 under which we received $5.0 million of prepaid royalties, of which $530,000 and $1.6 million was recognized as revenues for the three and nine months ended September 30, 1999, respectively. In the event Informix is named in a patent or other intellectual property infringement claim related to the agreement with BroadVision, Informix has the right to terminate the agreement and receive a refund of the $5.0 million less the greater of $530,000 per quarter, commencing with the fiscal quarter ended March 31, 1999, and all uncredited prepaid royalties as of the termination date . The amount refundable at September 30, 1999 was $3.4 million. The initial term of our agreement with Informix is two years and it is automatically renewed for successive one year terms unless one of the parties elects not to renew the agreement. In addition, if we are acquired by a competitor of Informix, Informix could require that the agreement remain in effect for up to one renewal period.

    Product license revenues increased as a percentage of total revenues from 36% for the three months ended September 30, 1998 to 55% for the three months ended September 30, 1999. Product license revenues increased as a percentage of total revenues from 30% for the nine months ended September 30, 1998 to 50% for the nine months ended September 30, 1999. This increase was a result of our ongoing strategy to increase product license revenues as a percentage of total revenues.

    COST OF REVENUES. Cost of revenues includes salary and other related costs for our professional services and support staff, as well as third-party contractor expenses. Cost of revenues also includes product license costs which include royalties to third parties for software embedded in our Dynamo product suite, as well as documentation and other informational media associated with our products. To date, these product license costs have not been significant. Cost of revenues increased 117% from $1.2 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. Cost of revenues increased 91% from $3.5 million for the nine months ended September 30, 1998 to $6.7 million for the nine months ended September 30, 1999. The increase was primarily due to the expansion of our services organization. For the three months ended September 30, 1999, approximately 60% of the increase was attributable to an increase in salaries and related benefits, 19% related to facilities and overhead, 14% due to travel and the remainder was primarily due to outside services. For the nine months ended September 30, 1999, approximately 92% of the increase was attributable to an increase in salaries and related benefits and the remainder was primarily due to an increase in travel and related expenses.

    Cost of revenues as a percentage of service revenues increased from 53% for the three months ended September 30, 1998 to 71% for the three months ended September 30, 1999. Cost of revenues as a percentage of service revenues increased from 59% for the nine months ended September 30, 1998 to 71% for the nine months ended September 30, 1999. This increase resulted primarily from a significant increase in the number of employees in our professional services group in the first three quarters of 1999. We incur recruiting and training expenses when we hire additional employees and generally experience lower utilization of newly-hired services personnel.

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

    GROSS PROFIT. Gross profit increased 139% from $2.3 million for the three months ended September 30, 1998 to $5.5 million for the three months ended September 30, 1999. Gross profit increased 152% from $4.8 million for the nine months ended September 30, 1998 to $12.1 million for the nine months ended September 30, 1999. The increase in gross profit was primarily due to the significant increase in product license revenues, which have no significant cost of revenues, for the three and nine months ended September 30, 1999.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salary and related costs to support product development. Research and development expenses increased 70% from $1.0 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999. Research and development expenses increased

83% from $2.3 million for the nine months ended September 30, 1998 to $4.2 million for the nine months ended September 30, 1999. Approximately 77% and 78% of the increase was due to increases in engineering salaries, and the remainder of the increase was primarily due to related recruiting and facilities costs for the three and nine months ended September 30, 1999, respectively.

    Research and development expenses as a percentage of total revenues were 29% for the three months ended September 30, 1998 and 21% for the three months ended September 30, 1999. Research and development expenses as a percentage of total revenues were 28% for the nine months ended September 30, 1998 and 23% for the nine months ended September 30, 1999. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in absolute dollars in future periods. To date, all software development costs have been expensed in the period incurred.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. Sales and marketing expenses increased 310% from $1.0 million for the three months ended September 30, 1998 to $4.1 million for the three months ended September 30, 1999. Sales and marketing expenses increased 212% from $2.6 million for the nine months ended September 30, 1998 to $8.1 million for the nine months ended September 30, 1999. Of the increase for the three months ended September 30, 1999, approximately 39% of the increase was due to a significant increase in the number of sales and marketing personnel and related expenses, approximately 35% of the increase was related to new and increased marketing program expenditures, approximately 10% was due to travel and entertainment expenses and the remainder was due to new facility expenses. Of the increase for the nine months ended September 30, 1999, approximately 47% of the increase was related to new and increased marketing program expenditures, approximately 35% was due to a significant increase in the number of sales and marketing personnel and related expenses, approximately 10% was due to travel and related expenses and the remainder was due to new facility expenses.

    Sales and marketing expenses as a percentage of total revenues were 30% for the three months ended September 30, 1998 and 50% for the three months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenues were 32% for the nine months ended September 30, 1998 and 43% for the nine months ended September 30, 1999. We believe that sales and marketing expenses in absolute dollars will increase in immediate future periods as we expect to continue to expand our sales and marketing efforts. In particular, we expect to hire and train new sales personnel, increase marketing and promotional spending and open additional sales offices both in the United States and abroad. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenues from period to period depending on the level and timing of such expenditures and the rate at which newly-hired sales personnel become productive.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting fees and facilities-related expenses. General and administrative expenses increased 97% from $660,000 for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. General and administrative expenses increased 113% from $1.5 million for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999. Of the increase in the three months ended September 30, 1999, approximately 18% of the increase was due to an increase in personnel and related costs, approximately 30% of the increase was related to increases in legal and professional fees, and approximately 15% was related to increases in travel and related expenses and the remainder primarily relates facilities and overhead costs. Of the increase in the nine month period ended September 30, 1999, approximately 39% of the increase was due to an increase in personnel and related costs and approximately 11% of the increase related to increased legal and accounting fees. We increased our general and administrative personnel to build the infrastructure to manage the growth of the company.

    General and administrative expenses as a percentage of total revenues were 19% for the three months ended September 30, 1998 and 16% for the three months ended September 30, 1999. General and administrative expenses as a percentage of total revenues were 17% for the nine months ended September 30, 1998 and 18% for the nine months ended September 30, 1999. We believe general and administrative expenses will increase in absolute dollars as we expect to hire additional personnel and incur additional costs to build the appropriate infrastructure to support the growth of our business. We also expect to incur increased legal expenses for the duration of the BroadVision litigation, as well as increased facilities costs as we expand our employee base.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. In the fourth quarter of 1998 through May 1999, we recorded total deferred stock compensation of $4.9 million in connection with stock option grants. This amount represents the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $304,000 and $823,000, for the three and nine months ended September 30, 1999 respectively. We did not have amortization expense relating to deferred stock compensation for the three or nine months ended September 30, 1998.

    INTEREST INCOME (EXPENSE). Interest income increased from $8,000 for the three months ended September 30, 1998 to $561,000 for the three months ended September 30, 1999. Interest income increased from $8,000 for the nine months ended September 30, 1998 to $682,000 for the nine months ended September 30, 1999. Interest income for the nine months ended September 30, 1999 was generated from cash and cash equivalents available for investment primarily from the receipt of $56.2 million from our initial public offering. Interest expense increased from $48,000 for the three months ended September 30, 1998 to $72,000 for the three months ended September 30, 1999. The increase is primarily due to non-cash interest expense related to the exercise of warrants issued. Interest expense decreased from $132,000 for the nine months ended September 30, 1998 to $121,000 for the nine months ended September 30, 1999. The decrease was primarily due to our repayment of outstanding indebtedness from proceeds received from our initial public offering.

PROVISION FOR INCOME TAXES AND TAX CREDIT CARRYFORWARDS

We incurred losses for the three and nine months ended September 30, 1998 and 1999. Accordingly, there were no provisions for income taxes. As of December 31, 1998, we had net operating loss carryforwards of $8.9 million and research and development tax credit carryforwards of $235,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES.

Since our inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities, commercial credit facilities and capital leases and our initial public offering. The Company completed its initial public offering of 5,168,000 shares of its common stock on July 26, 1999, including 168,000 shares issued in connection with the exercise of the underwriters' over-allotment on July 30, 1999. These shares were sold to the public at $12 per share, which net of offering expenses, resulted in net proceeds of $56.2 million. Cash provided by operating activities was $1.3 million for the nine months ended September 30, 1999. This represents a cash operating loss of $2.4 million and changes in working capital items consisting primarily of cash provided by deferred revenue, accounts payable and accrued expenses offset by increases in accounts receivable, unbilled services and prepaid expenses and other current assets. The cash provided by the change in deferred revenue was primarily the result of receiving $5.0 million under an arrangement with Informix of which $3.4 million was included in deferred revenue. Informix has the right to terminate the arrangement and receive a refund as determined under the agreement. The amount refundable at September 30, 1999 is $3.4 million.

To date, our investing activities have consisted primarily of capital expenditures. For the nine months ended September 30, 1999 capital expenditures totaled $3.4 million. Assets acquired consisted primarily of leasehold improvements and furniture and fixtures related to our new facility in Cambridge and computer hardware and software for our growing employee base. We expect that our capital expenditures will increase as our employee base grows.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $55.9 million. The primary source of cash from financing activities for the nine months ended September 30, 1999 was the net proceeds of $56.2 million received from the Company's initial public offering.

We have a revolving line of credit which provides for borrowings of up to the lesser of $5.0 million and 80% of eligible accounts receivable and a $200,000 equipment line of credit with Silicon Valley Bank that bear interest at the bank's prime rate plus 0.25% and 0.75%, respectively. At September 30, 1999, we had $1.5 million available under the line of credit based upon our borrowing base and $200,000 available under the equipment line of credit. These lines of credit are secured by all of our tangible and intangible intellectual and personal property and are subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We are currently in compliance with all related financial covenants and restrictions. A portion of the proceeds from the Company's initial public offering was utilized to repay all existing indebtedness.

At September 30, 1999, we had $57.4 million in cash, cash equivalents and marketable securities and $53.7 million in working capital. Management believes that the net proceeds from the Company's recent initial public offering, together with the existing financial resources and commercial credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months. Thereafter, we may require additional funds and may seek to raise additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, will be obtainable on terms favorable to us. Additional financing could also be dilutive.

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

We have largely completed all phases of our plan, and continue contingency planning, with respect to the current versions of our commercially available products. The current versions of each of these products are Year 2000 compliant when configured and used in accordance with the related documentation, so long as the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. However, the current versions of some of our commercial products may require patches in order to function optimally after December 31, 1999. We require all users of these affected products to install these patches.

In June 1999, we completed testing of the versions of our commercial products first released in December 1997 and all subsequent maintenance releases, which represent approximately 80% of our installed base, and we plan to offer remedial software patches to customers. We have not tested our commercial products on all platforms or all versions of operating systems that we currently support nor have we tested versions of our commercially available products introduced prior to December 1997. These earlier versions, which represent approximately 20% of our installed Dynamo product base, may not be Year 2000 compliant.

We have not separately tested software obtained from third parties (licensed software, shareware and freeware) that is incorporated into our products. While we have sought assurances from our vendors that licensed software is Year 2000 compliant, we know that some of the licensed software is not Year 2000 compliant. To address known problems, we plan to upgrade or replace the impacted systems by year end. Despite testing by us and by customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenues, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of Year 2000 lawsuits against other software vendors. Because of the unprecedented nature of Year 2000 litigation, it is uncertain whether or to what extent we may be affected by it.

Our internal systems include both our information technology, or IT, and non-IT systems. We have initiated an assessment of our material internal IT systems, including both software tools we have developed and third-party software and hardware technology, as well as an assessment of our non-IT systems. We expect to complete testing of our IT systems in 1999. To the extent that our internal systems are not Year 2000 compliant, we plan to upgrade or replace these systems. Related costs have been immaterial to date and we expect total future costs to remain below $100,000. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from them that their systems are Year 2000 compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems, for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

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

We continue to develop a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing a contingency plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

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


  WE EXPECT OUR LOSSES TO CONTINUE AND WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE

    Since inception, we have not been profitable in any fiscal period. We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As of September 30, 1999, we had an accumulated deficit of $19.4 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems. Accordingly, we expect to incur additional losses. Although our revenues have grown significantly in recent quarters, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters. Because we have a limited operating history, particularly as a company that sells software products, the prediction of future operating results is difficult and we cannot be certain that our revenues will grow at a rate that will allow us to achieve profitability. In addition, if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

    - the timing of hiring new personnel, particularly in services and sales and marketing

    - unexpected delays in introducing new products and services

    - increased expenses, whether related to sales and marketing, product development or administration

    - changes in the rapidly evolving market for Internet customer relationship management solutions

    - the mix of revenues derived from products and services

    - the utilization of our services personnel

    - cost overruns related to fixed-price services projects

    - the mix of domestic and international sales

    - costs related to possible acquisitions of technologies or businesses

    Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

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

    We derive a significant portion of our revenues in each quarter from a small number of relatively large, nonrecurring orders. Our operating results could suffer if we were unable to complete one or more substantial sales in any future period. Our three largest customers accounted for 80% of our total revenues in 1996, 56% of our total revenues in 1997, and 37% of our total revenues in 1998. Two customers accounted for 22% of our total revenues in the nine months ended September 30, 1999. The customers which provide the greatest revenues typically change from year to year. We derive only a small percentage of our revenues from repeat business, and must always search for new sales opportunities.

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

  WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND INCREASE OUR REVENUES

    We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We cannot be certain that we will be successful in these efforts. We have recently expanded our direct sales force and plan to aggressively recruit additional sales personnel for the foreseeable future. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. Newly-hired employees will require training and it will take time for them to achieve full productivity. We cannot be certain that we will be able to hire enough qualified individuals in the future or that newly-hired employees will achieve necessary levels of productivity.

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

  WE WILL NEED TO IMPLEMENT AND IMPROVE OUR OPERATIONAL SYSTEMS AND HIRE ADDITIONAL SERVICE PROFESSIONALS ON A TIMELY BASIS IN ORDER TO MANAGE GROWTH

    We have expanded our operations rapidly in recent years. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base. Rapid growth would place a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We also plan to continue to add professional services personnel for the foreseeable future. However, we cannot be certain that we will be able to attract a sufficient number of highly qualified service personnel. In addition, new service personnel will require training and it will take time for them to become productive. If we fail to improve our operational systems or to expand our professional service capabilities in a timely manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results.

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

    After BroadVision brought its claim against us, we entered into an original equipment manufacturer agreement with Informix under which we received $5.0 million of prepaid royalties. The agreement with Informix provides Informix with the right to terminate the agreement in the event that BroadVision brings a claim against Informix for patent or other intellectual property infringement of BroadVision's products by our products or products or services offered under the terms of the agreement. If BroadVision were to bring such a suit against Informix and Informix were to terminate the agreement, we would be required to refund the amount of the prepaid royalty less the greater of $530,000 per quarter, commencing with the fiscal quarter ended March 31, 1999, and all uncredited prepaid royalties as of the termination date. The amount refundable at September 30, 1999 was $3.4 million.

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

    We have tested the current versions of our commercially available products, and we are working with our customers who have purchased customized software to test their product installations. The commercially available products we have tested are Year 2000 compliant, either alone or after installation of software patches that we offer on our Web site when configured and used in accordance with the related documentation, so long as the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. In June 1999, we completed testing of the versions of our commercial products first released in December 1997 and all subsequent maintenance releases, which represent approximately 80% of our installed base, and we plan to offer remedial software patches to customers. However, we have not tested our products on all platforms or all versions of operating systems that we currently support, nor have we tested versions of our commercially available products introduced prior to December 1997. These earlier versions, which represent approximately 20% of our installed Dynamo product base, may not be Year 2000 compliant. If we fail to provide patches necessary to make earlier versions of Dynamo products Year 2000 compliant, we may be subject to claims against us. To the extent that unidentified Year 2000 problems exist in versions of our products introduced prior to December 1997, we may be subject to claims against us from customers still using those products. Claims against us by customers alleging that our products are not Year 2000 compliant could harm our business, financial condition and operating results.

    We have contacted the vendors of software and hardware that are either included in our products or that are critical to the operation of our internal systems to evaluate their Year 2000 compliance. Some of the third-party products that we use, or that are included in our products, are not Year 2000 compliant, and could cause our internal systems or our products to experience Year 2000 problems. To address these issues, we plan to upgrade or replace some third-party products before the end of 1999.

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

  OUR EXISTING STOCKHOLDERS WILL BE ABLE TO CONTROL ALL MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT SOMEONE FROM ACQUIRING OR MERGING WITH US ON TERMS FAVORED BY A MAJORITY OF OUR INDEPENDENT STOCKHOLDERS

   Our executive officers and directors and their affiliates beneficially own
approximately   % of our outstanding common stock. As a result, these
stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent someone from acquiring or merging with us.

  IF WE ACQUIRE OTHER COMPANIES OR BUSINESSES, WE WILL BE SUBJECT TO RISKS THAT COULD HURT OUR BUSINESS

    In the future, we may pursue acquisitions to obtain complementary businesses, products, services or technologies. An acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired business, product, service or technology might not perform as we expected. If we pursue an acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations while preserving the goodwill of the acquired company. In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company's relationships with employees and customers.

    Any of the above risks could prevent us from realizing the anticipated benefits of our acquisitions. To pay for an acquisition, we might use stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced. Finally, if we are unable to account for our acquisitions under the "pooling of interests" method of accounting which is scheduled to be eliminated effective January 1, 2001, we may be required to capitalize a significant amount of intangibles, including goodwill which may lead to significant amounts of amortization charges. In addition, we may incur significant, one-time write-offs and amortization charges. These amortization charges and write-offs and charges could decrease our future earnings or increase our future losses.

RISKS RELATED TO THE INTERNET INDUSTRY

  OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF E-COMMERCE

    Our future success depends heavily on the acceptance and wide use of the Internet for e-commerce. If e-commerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

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

Item 2.  Changes in Securities and Use of Proceeds

    (d)   Use of Proceeds from Sales of Registered Securities

         On July 26, 1999 the Company closed the initial public offering of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-78333) that was declared effective by the Securities and Exchange Commission on July 20, 1999. The 5,000,000 shares offered by the Company under the Registration Statement were sold at a price of $12.00 per share. Hambrecht & Quist LLC, U.S. Bancorp Piper Jaffray, Inc., Thomas Weisel Partners LLC and Wit Capital Corporation, the managing underwriters of the offering, also exercised an overallotment option on July 30, 1999 for 750,000 shares, of which 168,000 were sold by the Company and 582,000 were sold by selling stockholders. The overallotment shares were sold at a price of $12.00 per share. The aggregate proceeds to the Company from the offering were $62 million. The Company's total expenses in connection with the offering were approximately $5.8 million, of which approximately
         $4.3 million was for underwriting discounts and commissions to underwriters and approximately $1.5 million was for other expenses paid to persons other than directors or officers of the Company or persons owning more than 10 percent of any class of equity securities of Art Technology Group. The Company's net proceeds from the offering were approximately $56.2 million. From the effective date through September 30, 1999, the Company used approximately
         $3.2 million for sales and marketing, approximately $2.4 million for capital expenditures, approximately $1.2 million for research development, and approximately $500,000 for the repayment of indebtedness. As of September 30, 1999, the Company has approximately $48.9 million of net proceeds remaining, and pending use of these proceeds, the Company intends to invest such proceeds primarily in high-quality short-term investments.


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