Form 10-K
period 1999-12-31
ART TECHNOLOGY GROUP INC
filed 2000-03-30
CIK 1086195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number 000-26679

                           ART TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-3141918
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                 25 First Street, Cambridge, Massachusetts 02144

               (Address of principal executive offices) (Zip Code)

       (617) 386-1000 (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,575,683,156 based on the closing price of the Common Stock on the NASDAQ National Market on March 24, 2000.

The number of shares outstanding of the registrant's Common Stock as of March 24, 2000, was 66,329,802.

                       Documents Incorporated by Reference

       Document Description                                           10-K Part
       --------------------                                           ---------
Portions of the Registrant's Proxy Statement for the Annual
   Meeting of Stockholders to be held May 19, 2000.................      III

                           ART TECHNOLOGY GROUP, INC.
                               INDEX TO FORM 10-K

                                     PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Item 6.  Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                   SIGNATURES

Signatures

                                     PART I

                                 Item 1 BUSINESS

Overview

We offer an integrated suite of Internet customer relationship management and e-commerce software applications, as well as related application development, integration and support services. Our solution enables businesses to understand, manage and build online customer relationships and to market, sell and support products and services over the Internet more effectively. Our Dynamo product suite includes an application server that is specifically designed to enable and support Web applications, as well as e-commerce and Internet customer management applications. An application server is a software program that facilitates the development, deployment and management of other software programs. Our solution is designed to provide businesses with the core application platform and software tools required to develop and deploy personalized, reliable, large-scale Web sites for conducting e-commerce.

Industry Background

  Growth of the Internet and Electronic Commerce

The emergence of the Internet as a global medium for interactive communications and commerce is fundamentally changing the way business is conducted. The Internet is enabling businesses to attract and retain customers, conduct e-commerce with those customers, and communicate with employees, suppliers and strategic partners. The Internet is providing the opportunity for businesses to establish new revenue streams, create a new distribution channel, reduce costs and increase customer retention. This opportunity has driven the growth in online marketing and e-commerce initiatives. International Data Corporation estimates that more than $1.3 trillion worth of goods and services will be sold over the Internet by 2003, which represents a compounded annual growth rate of 92% for the period between 1998 and 2003.

As the growth and acceptance of online marketing and e-commerce have increased, the World Wide Web has become a highly competitive business environment where customers have a large number of easily accessible choices. For a company to succeed in this environment, its Web site must present content and provide an overall visitor experience that captures the visitor's interest and satisfies their informational and transactional needs. To accomplish this, companies are investing in Internet-based customer relationship management and e-commerce solutions, such as:

      o online marketing and selling systems to target, attract and retain customers

      o transaction and distribution management systems to reduce the costs of delivering products and services to customers and distribution partners

      o customer support and relationship management systems to better understand and serve the ongoing needs of their customers

International Data Corporation estimates that the worldwide Internet commerce application software market will reach $13.1 billion in 2003.

  Emerging E-Commerce Requirements

Many commercial Web sites present only a static collection of non-interactive content. These sites offer basic content, such as corporate information, product literature and banner advertisements, which are passively viewed by Web visitors. While this information is useful, many Web visitors prefer dynamic content, which is continually updated and enhanced, as well as interactive content, which responds and changes based on the user's input. Many Web visitors also prefer Web sites that personalize their experience and present more relevant content based on their existing relationship with the business, stated or implied preferences and needs, Web navigation behavior and other factors. To attract, serve and retain customers online, businesses must engage visitors with dynamic, relevant and targeted experiences, which often lead to transactional opportunities.

Businesses are seeking Web-based systems that can be dynamically updated and integrated, sharing data among Web applications and across their entire enterprise in order to present users with a personalized, consistent and unified customer experience. The desired result is a customer-driven Web site that takes into account the particular customer's profile, Web behavior and relationship with the company. Customer-driven Web sites can provide businesses with an efficient means to manage and maximize customer relationships online. In order to accomplish this, businesses require solutions that incorporate a number of features:

      o Effective control of e-commerce systems and strategies. Business managers responsible for Internet customer relationship management need easy-to-use tools to give them direct control over their e-commerce systems and strategies without requiring the time-consuming intervention of information technology specialists. With the appropriate tools, business managers can better manage their Internet customer relationships through improved customer segmentation and delivery of targeted content, promotions and advertising campaigns, and personalized pricing and account information.

      o Integration with existing information systems. In order to present the customer with a unified and personalized e-commerce experience, companies must address the difficult challenge of integrating Web applications with their existing content management, customer database, transaction and customer support systems.

      o Common platform upon which to build future applications. Businesses implementing sophisticated Web-based applications desire an expandable Web platform to enable them to build new applications and add third-party functionality to their e-commerce initiatives on a rapid and ongoing basis.

SCALABILITY, PERFORMANCE AND RELIABILITY. The increasing significance of Web-based commerce requires that e-commerce systems be highly scalable in order to accommodate rapid user growth and increased Web site complexity, content and functionality. Scalability refers to the ability of a computer system to handle greater load by adding additional hardware. Further, companies need high performance and highly reliable systems because if online systems fail or cause unsatisfactory delays, even for a short period of time, businesses could miss revenue opportunities and lose customers.

CURRENT SOLUTIONS

In response to these emerging business requirements, various applications have been developed that address discrete aspects of the enterprise e-commerce infrastructure. A number of vendors offer stand-alone solutions for Web content management, advertising management, transaction processing, e-commerce storefront development, personalization and recommendation engines, and application development tools. By implementing a collection of these stand-alone solutions, companies can attempt to deliver dynamic, personalized content to Web site visitors and manage their e-commerce efforts. However, these stand-alone solutions may not provide a satisfactory solution for many businesses:

    - LACK OF INTEGRATED FUNCTIONALITY. Disparate stand-alone applications generally do not easily integrate and communicate with each other, lack a common user interface and lack a common platform for integrating with existing information systems. As a result, a collection of stand-alone applications often does not present the Web visitor with a unified customer experience and may sacrifice functionality and performance.

- HIGH COST. It is frequently difficult and expensive for companies to implement a solution consisting of a collection of disparate stand-alone solutions from multiple vendors, and these implementations frequently fail to meet requirements. In addition, businesses often incur higher costs of ownership over time as it is difficult for them to manage the uncoordinated product upgrade cycles and new application development efforts of multiple vendors.

Today, businesses increasingly seek an integrated package of applications, platforms and tools that addresses all aspects of their enterprise e-commerce infrastructure, rather than just stand-alone solutions. Some software providers have developed more comprehensive solutions incorporating a number of e-commerce functions. However, these solutions may be inadequate for a number of reasons:

    - LIMITED FUNCTIONALITY. The functionality may be insufficient to serve all of a company's e-commerce requirements, resulting in the need to buy, build or adapt additional applications.

    - LACK OF A MODULAR, APPLICATION SERVER-BASED ARCHITECTURE. These solutions are typically not built with separate software modules and lack the expandability that an application server-based platform provides. This limits the ability of businesses to customize their implementations, integrate their solutions with existing applications and extend their e-commerce initiatives by building future applications or incorporating third-party technology.

    - POOR SCALABILITY AND RELIABILITY. Most of today's computer systems are unable to scale to meet the growing performance demands of large-scale, e-commerce Web sites. Solutions that do not scale well can be unreliable and subject to system failures, which may result in frustrated customers, lost revenue opportunities and potential financial losses.

To address the limitations of most commercially available solutions, some companies have built custom Internet customer relationship management solutions with application development tools. While these solutions can provide the required functionality and integration, they typically require lengthy implementation periods and are expensive to build and maintain. In addition, they require a comprehensive understanding of market segmentation, content targeting and advertising, as well as extensive technical expertise in Web application development and systems integration. Most companies, and many third-party systems integrators and application developers, do not have the expertise and experience to address all of these requirements.

As a result, businesses are increasingly seeking Web application software providers offering products and professional services that enable them to rapidly deploy comprehensive, effective Internet customer relationship management solutions. Businesses prefer solutions that are modular and flexible with an open, application server-based architecture. They desire solutions that are easy to integrate with existing systems and third-party applications and that enable them to extend their Web infrastructures with new applications and functionality to meet their continually evolving e-commerce needs. Businesses also need to leverage their existing business systems, strategies and expertise to manage their customer relationships effectively. Finally, businesses are seeking solutions that meet the demanding scalability, reliability and performance requirements of large-scale Web sites that conduct e-commerce.

OUR SOLUTION

We offer a suite of Web-based Internet customer relationship management and e-commerce software applications, as well as related application development, integration and support services. Our solution enables businesses to understand, manage and build their online customer relationships more effectively and to market, sell and support their products and services over the Internet. Our product suite includes Dynamo Application Server, an application server specifically designed to enable and support Web applications. Dynamo Application Server is designed to provide businesses with the core application platform and software tools required to develop and deploy personalized, effective e-commerce Web sites.

Our product suite also includes Dynamo Personalization Server, Dynamo Commerce and Dynamo Ad Station. Dynamo Personalization Server is an expandable personalization platform that enables companies to target specific content and data to particular customers or visitors on the Web. Dynamo Commerce manages and delivers product catalog content and user-targeted promotional programs and provides transaction processing capabilities for large-scale e-commerce storefronts. Dynamo Ad Station is an online banner advertising delivery application designed to help businesses more effectively manage advertising inventories on large-scale Web sites and distributed advertising networks.

Our solution incorporates the following distinguishing characteristics:

AN INTEGRATED AND MODULAR PRODUCT SUITE BASED ON A COMMON PLATFORM. Our product suite includes a comprehensive range of functionality that allows businesses to quickly develop and deploy personalized Web-based e-commerce applications. Our application server-based platform enables our Dynamo applications to share data and work together more efficiently than would a collection of discrete Web applications from different vendors using various technologies. An integrated product suite based on a common platform also ensures that new products and releases will be compatible with each other as well as with other applications built on Dynamo Application Server. The modularity of our product suite allows customers to purchase applications that fit their particular needs and allows them to quickly expand their implementations as required.

RULES-BASED PERSONALIZATION IMPLEMENTED BY BUSINESS MANAGERS. Our products allow business managers to apply new and pre-existing business rules to profile and segment users and dynamically deliver personalized content and data to online visitors. For example, businesses can present different prices, products and promotional offers to different visitors or they can deliver customer-specific information such as account detail and purchase history.
Business managers can review the behavior of visitors and quickly adjust their business rules to manage their online marketing communications and e-commerce strategies.

HIGH SCALABILITY, RELIABILITY AND PERFORMANCE. Our Dynamo Application Server employs a Java-based architecture that is highly scalable. It has a dynamic load management system which allows applications to be distributed across multiple server computers. This means that as a Web site becomes more heavily utilized, additional computing resources can be added to handle the additional load. The load management system provides redundant fail-over, a feature that transfers users on a failed server to another server without interruption. Dynamo Application Server has been designed to meet the performance requirements of high-capacity, highly personalized e-commerce Web sites.

OPEN AND EXPANDABLE APPLICATION SERVER ARCHITECTURE. Our Dynamo Application Server provides customers with an expandable platform that allows them to rapidly integrate our products with their existing systems and to deploy new applications, both internally developed and from third parties. The ability to integrate multiple applications and information systems with our common platform enables businesses to incorporate organization-wide customer data and support systems to provide a unified customer experience. In addition, our open, application server-based platform and the modularity of our product suite enable systems integrators and technology partners to develop their own proprietary applications on Dynamo for reuse or resale.

PROFESSIONAL SERVICES CAPABILITIES. We have been designing and deploying network-based applications for over seven years and Web sites for over four years. We have two primary service offerings, Innovation Solutions and Express Services. Our Innovation Solutions team provides customized application design, development and integration services to clients who desire advanced solutions that are not commercially available. We provide Innovation Solutions services for a limited number of projects that we believe will provide us with an understanding of emerging technical and business needs for our future products. Our Express Services team provides strategic consulting and integration support services to customers and systems integrators to facilitate the deployment of our products. Express Services provides system architecture design, project management, Web design and technical training and support.

Our solution provides our customers with:

EFFECTIVE, HIGH-PERFORMANCE E-COMMERCE WEB SITES THAT ARE:

       - dynamically generated and personalized on a real-time basis

       - highly functional with comprehensive e-commerce features

       - able to personalize content based on easily modifiable business rules to increase customer satisfaction and retention

       - able to present a unified, customer-centric experience by integrating various sources of customer data and content and leveraging existing information systems

THE ABILITY TO ACHIEVE RAPID TIME TO MARKET BY:

       - deploying our comprehensive suite of integrated applications

       - enabling rapid integration with existing information systems

       - taking advantage of our intuitive user interfaces for business managers and application developers

       - utilizing our experienced consulting services professionals

THE ABILITY TO ACHIEVE A COMPETITIVE ADVANTAGE AND A HIGHER RETURN ON INVESTMENT
BY:

       - increasing e-commerce and advertising revenues

       - improving marketing effectiveness

       - reducing marketing, transaction and customer support costs

       - increasing customer satisfaction and retention

STRATEGY

Our objective is to be a leading provider of Internet customer relationship management solutions. To achieve this objective, we have adopted the following strategies:

MAINTAIN AND EXTEND PRODUCT AND TECHNOLOGY LEADERSHIP. We believe we are a technology leader in providing Internet customer relationship management solutions. We offer a comprehensive suite of software applications that we believe are based on an advanced technologies. We were one of the first companies to market a high-performance dynamic Web page generation engine to both generate and deliver Web pages on a real-time basis, and shipped our first Java-based Web application server shortly after Sun Microsystem's first commercial shipment of Java 1.0. We intend to extend our product and technology leadership by:

       - extending Dynamo's personalization capabilities and building new Internet customer relationship management applications

       - continuing to increase the scalability, reliability and performance of our Dynamo applications

       - continuing to develop new adaptor and connector modules to allow our products to easily integrate with third-party Internet customer relationship management products, databases and information systems

   - providing Dynamo Application Server support for emerging industry standards, such as Enterprise JavaBeans, for developing business applications in Java, and XML, for formatting data and other information

       - using our Innovation Solutions services to identify emerging market needs

GROW AND LEVERAGE PROFESSIONAL SERVICE CAPABILITIES. We have extensive experience in Web application development and integration services. Through our Express Services, we provide enabling services to train our systems integrators and technology partners in the use of our products as well as consulting services to assist with customer implementations. We plan to create additional opportunities to increase revenues from product sales by expanding our base of partners trained in the implementation and application of Dynamo. We intend to hire additional professional services personnel to increase our services revenues and to enable and support product license sales through systems integrators.

CONTINUE TO BUILD DIRECT SALES CAPABILITIES AND LEVERAGE CO-SELLING EFFORTS WITH SYSTEMS INTEGRATORS AND WEB DEVELOPERS. We sell our products directly to end-users and through co-selling efforts with systems integrators and Web developers. Our objective is to establish close relationships directly with our customers and to motivate systems integrators to implement the Dynamo technology and product suite on Internet and Web-based projects for their customers. We intend to expand our sales by hiring additional direct sales personnel, domestically and internationally, both to sell directly to end-users and to expand our co-selling efforts. We plan to leverage our current relationships and develop additional co-selling relationships with leading systems integrators. In addition, many of our systems integrators are global enterprises, which we believe provides us with an opportunity to expand our international business.

EXPAND TECHNOLOGY PARTNER AND ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS
AS A DISTRIBUTION CHANNEL. We work with technology partners, such as Documentum and OpenText, to develop modules that enable our software products to operate with their software products. We also work with original equipment manufacturers, such as Informix, to enable them to combine our software products with their products to form a single software application product. Some of our customers have requirements that can be met by a combination of our products and those of one or more of our partners. We sell in conjunction with these vendors in a variety of ways:

       - co-marketing with a technology partner to promote the fact that our products operate together

       - co-selling with a partner in an arrangement where sales and service personnel from both organizations approach a customer in a coordinated sales process

       - selling to reseller partners

       - selling to original equipment manufacturers that sell and support the combined product

Many of our current and potential partners are looking to extend their current offerings to include Web-enablement, personalization and e-commerce features. We believe these relationships will provide us the opportunity to establish our platform in additional markets.

EXPAND MARKET PRESENCE. Historically we have not spent significant resources on marketing and awareness programs. We intend to increase our market presence through a variety of marketing and sales programs designed to generate market awareness, penetrate target markets and help establish us as the leading provider of Internet customer relationship management solutions. We plan to increase spending on advertising, trade shows, seminars, industry events and direct marketing efforts. We also plan to devote marketing resources to expanding our channel relationships with systems integrators and technology partners. We intend to develop and promote the Dynamo brand alongside our partners' brands in all co-marketing relationships.

PRODUCTS

We offer an integrated suite of Internet customer relationship management applications. Our core product is Dynamo Application Server, a dynamic Web page generation engine and application server specifically designed to enable and support Web applications, that provides businesses with the platform and software tools to develop and deploy personalized, effective e-commerce Web sites. Our product suite also includes Dynamo Personalization Server, Dynamo Commerce and Dynamo Ad Station. Each of the applications in our product suite can be purchased separately; however, the Dynamo Application Server is required to run each of our other applications. Dynamo Personalization Server is required to run Dynamo Commerce and Dynamo Ad Station. We also sell software tools to enable rapid application development, as well as adaptor modules to integrate Dynamo products with content management systems. Our product suite is designed to meet the performance and scalability requirements of large-scale e-commerce Web sites. All of our products are based on Java and run on Sun Solaris, Windows NT and IBM AIX operating system platforms.

The diagram below illustrates the overall architecture of our product suite as well as the various applications, software tools and integration modules that are included in our product suite.

The diagram below illustrates the Dynamo Relationship Commerce Suite with horizontal, layered bars depicting Dynamo Application Server at the foundation; Dynamo Personalization Station, with open content adaptors and open profile adaptors as the second layer; Dynamo Commerce Application with open fulfillment adaptors as the third layer; and custom applications as the top layer. The left side of the bars shows the tools that work with our product suite: system console, Developer Workbench, Personalization Control Center and retail administration. The right side of the bars depicts enterprise systems including customer databases and content management and transaction fulfillment systems.

DYNAMO APPLICATION SERVER. The Dynamo Application Server is designed to provide businesses with the core application platform and software tools required to develop, deploy and manage personalized, effective Web sites for conducting business on the Internet. The Dynamo Application Server provides a common application platform for:

    - dynamically generating Web pages and managing user sessions

    - supplying a framework of shared application services to connect and integrate each of the applications in our product suite

    - managing the distribution of applications across multiple computers and providing an automatic recovery management system to prevent system failures

    - efficiently connecting to enterprise systems and third-party applications

Dynamo Application Server connects to Dynamo Developer's Workbench, a Web application development tool that allows developers and Web designers to build new applications and integrate third-party technologies.

DYNAMO PERSONALIZATION SERVER. Dynamo Personalization Server coordinates, manages and centralizes the personalization functions of the Dynamo product suite. Dynamo Personalization Server enables business managers to segment users and target content based on new and pre-existing business rules. It adjusts and personalizes Web content on a real-time basis by combining explicit user data from existing customer management and marketing databases with implicit information gathered on Web navigation behavior.

Dynamo Personalization Server performs the following functions:

    - PROFILE GATHERING. When a visitor first arrives at a Web site, a profile is created automatically for that visitor. If the visitor registers or logs in, the visitor's identity is added to the profile, preserving any profile information that was gathered up to that point. Dynamo Personalization Server tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user's behavior on the Web site. This information is combined with any existing information about the visitor from the company's internal databases.

    - SEGMENTATION AND CONTENT TARGETING. Dynamo Personalization Server enables business managers to segment visitors based on their profile data. Using business rules, content can be personalized and targeted to these groups of users. These business rules are created using the Personalization Control Center.

    - CONTENT MANAGEMENT AND INTEGRATION. In addition to using Dynamo Personalization Server to target content residing on internal file systems, customers may purchase Open Content Adaptors to integrate Dynamo with leading content management systems. The Open Content Adapters provide direct integration to leading content management systems such as those from Documentum and OpenText.

    - PERSONALIZED MESSAGING. Dynamo Targeted E-mail can be used with the Dynamo Personalization Server to send personalized messages to selected groups and individual Web site users.

    DYNAMO COMMERCE. Dynamo Commerce is a flexible solution enabling businesses to deploy and manage large-scale, personalized, e-commerce storefronts. Dynamo Commerce delivers product catalog content and user-targeted promotional programs to manage the online shopping experience. It is designed to integrate with existing customer database, inventory, order processing, payment and fulfillment systems operated by many large organizations. In addition, Dynamo Commerce provides administration features that allow e-commerce storefronts to be operated independently by various managers throughout an organization. Dynamo Commerce features include:

    - COMPLETE E-COMMERCE STOREFRONT SOLUTION. Dynamo Commerce provides a comprehensive set of e-commerce storefront functions including catalog, shopping cart, order processing, built-in search capabilities and user registration. Business managers can customize the layout, look and feel, navigation and functionality of their storefronts through point and click interfaces and through customized Web page templates. Dynamo Commerce supports both business-to-business and business-to-consumer e-commerce.

    - ENVIRONMENT FOR PERSONALIZED SELLING. Web sites built on Dynamo Commerce can be designed to deliver targeted promotions based on user profiles gathered through Dynamo Personalization Server. Since Dynamo Commerce uses both implicit and explicit profiles, content can be targeted to both anonymous and recognized visitors. Reporting functionality allows marketing personnel to gather real-time feedback on the effectiveness of various targeting and merchandising strategies.

    - FLEXIBLE ORDER PROCESSING. Dynamo Commerce provides core order processing functionality that can be integrated with a wide variety of transaction models and existing business processes. Through the use of our integration modules, customers can incorporate business systems into the order processing flow at a number of stages as products are browsed, selected and purchased.

    - CUSTOMIZATION, MAINTAINABILITY AND DAY-TO-DAY MANAGEMENT. Dynamo Commerce allows business managers, designers and programmers to independently maintain and manage the various aspects of the Web site relating to their particular expertise. Dynamo Commerce has an administrative interface so business managers can control product presentation, pricing and promotions. Designers can directly customize Web site templates upon which the site is built. The open, modular architecture makes it easy for programmers to extend and modify functionality. This separation simplifies deployment and ongoing maintenance.

    DYNAMO AD STATION. Dynamo Ad Station allows businesses to increase advertising revenues by delivering targeted ads to visitors and by more effectively managing advertising inventory. The data gathered by Dynamo Ad Station help the business determine how to target campaigns to maximize effectiveness. Automated inventory management features allow an administrator to adjust the delivery of advertisements to help meet advertising goals. Dynamo Ad Station's comprehensive data collection and reporting features facilitate the monitoring of ad campaign effectiveness.

SERVICES

We provide a variety of consulting, design, application development, integration and training and support services in conjunction with our products through our Innovation Solutions and Express Services offerings.

    INNOVATION SOLUTIONS. Innovation Solutions services consist of customized application design, development and integration services and are ordinarily provided on a fixed-price basis. We have extensive experience in developing, designing and deploying large-scale Web applications. Our Innovation Solutions services are provided to clients with complex requirements that seek advanced solutions that are not commercially available to extend the capabilities and features of their systems. As well as being core component of our business, Innovation Solutions projects provide us with an understanding of emerging customer requirements and insights for new product developments. We typically select projects that we believe may provide the technical and functional foundation for our future products and services.

    EXPRESS SERVICES. Express Services consist of high level consulting and enabling support services such as system architectural design, project management, Web site design, and technical training and support. Express Services are ordinarily provided on a time and materials basis. Our Express Services are provided to assist systems integrators, development partners and customers to rapidly develop and deploy Dynamo-based applications and systems. Our objective is to deploy our Express Services quickly and efficiently to reduce the time and effort required by our partners and customers to successfully deploy Dynamo applications. Our Express Services are priced on a per day basis.

    CUSTOMER SUPPORT AND MAINTENANCE. We offer four levels of customer support ranging from our free support program, which is available for 60 days after a product has been purchased, to our Premier Support Program, which includes telephone support 24 hours a day, seven days per week, for customers deploying mission critical applications. Customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 20% to 30% of the then current list price of the licensed product.

    TRAINING. We provide a broad selection of training for customers and partners, including programming classes covering all of the components of our product suite. Training is priced on a per day basis. Fees vary for standard public training classes and on-site private training classes.

CUSTOMERS

Our principal target markets are Fortune 1000 enterprises and new businesses that plan to use the Internet as their primary business channel. Our customers are characterized by their strong commitment to Internet customer relationship management and represent a broad spectrum of enterprises within diverse industry sectors. The following is a partial list of customers that have purchased licenses and/or professional services from us:

         TECHNOLOGY
         Informix
         Just In Time Solutions
         Newbridge Networks
         Sun Microsystems

         MANUFACTURING
         3M
         Eastman Kodak

         TRAVEL AND LEISURE
         Hilton Hotels

         FINANCIAL SERVICES
         BancTec
         John Hancock Funds, Inc.
         KeyBank
         Scudder Kemper Investments

         MEDIA AND ENTERTAINMENT
         Icon MediaLab
         MTV/Nickelodeon
         Sony Online Entertainment
         Women.com

         EDUCATION
         Harvard Business School
         Ontrack Learning
         Universal Learning Technology

         INTERNET
         AltaVista
         BabyCenter
         Bigstep.com
         GoTo.com
         moses.com
         Network Solutions
         TechRepublic
         TheStreet.com

         CONSUMER RETAIL
         BMG Direct
         brandwise.com
         CareSoft
         GetMusic
         J.Crew
         living.com
         Peapod
         sephora.com
         ShopLink.com
         Walgreens

         TELECOMMUNICATIONS
         BellSouth

TECHNOLOGY

We believe we are a technology leader in providing Internet customer relationship management solutions. Our technology leadership has been evidenced by product awards and recognition by industry commentators. For example, in December 1998 our Dynamo Application Server earned the 1998 CNET Builder.com Award as "Best Application Server." We believe our technology enables our customers to create, deploy and maintain large-scale, personalized e-commerce Web applications in less time and at a lower cost than existing alternatives. We believe that our products have the following technological advantages:

  JAVA FOUNDATION

Our products are written entirely in Java and support Java programming for customization and extension, except for a few integration and installation modules that can be implemented only in conventional programming languages.

    We believe that our Java implementation results in the following benefits:

    - STRONG COMPONENT MODEL. Java provides a component standard known as "JavaBeans," which enables developers to segment their code into discrete, well-defined units which can be assembled in a "building block" fashion to create new applications. JavaBeans' modularity makes it easier to create reusable software as well as maintain existing systems.

    - PLATFORM NEUTRALITY. Java's portability allows our applications to be run on virtually any major computer system without modification. This portability eliminates porting costs normally required to support multiple platforms or to change platforms, while allowing us to release products on major platforms simultaneously.

    - ENTERPRISE INTEGRATION. We believe that Java's portability and direct support for distributed applications are helping Java to become the de facto standard language for enterprise system integration.

- FEWER PROGRAMMING ERRORS. Java's automatic memory management reduces memory corruption errors, which typically represent the most costly and difficult software "bugs" in conventional compiled languages such as C or C++.

- ACCELERATED DEVELOPMENT. We believe that the above features, combined with the broad availability of high-quality Java development tools, result in faster development time.

  MODULAR, STANDARDS-BASED COMPONENT ARCHITECTURE

One of the key features of our product architecture is its high degree of modularity, achieved by building additional functionality on top of the JavaBeans component technology. Customizations and extensions built by our customers or partners using industry standard JavaBean components can be managed by Dynamo Application Server. Dynamo Application Server enhances the naming, configuration and lifecycle of each component, allowing components to be added, extended, duplicated or replaced without recompilation of the rest of the system. The modularity of our component technology allows our products to be adapted to meet future business needs. In contrast, producers of non-modular products must try to anticipate and develop additional functionality at the time that they market their products.

One of the most powerful uses of our component technology is to integrate our software with external enterprise systems. We provide reference implementations of integration components while enabling our customers and partners to easily replace our reference components with new components that provide the same function but integrate with their existing systems. We adhere to industry standards to enable our products to leverage technologies produced by third parties and to protect the development investments of our partners and customers.

  PERFORMANCE, SCALABILITY AND RELIABILITY

Our products have a layered architecture. Dynamo Personalization Server is built on top of Dynamo Application Server, and Dynamo Commerce and Ad Station are built on top of Dynamo Personalization Server. We believe that the integration of Dynamo Application Server with our other products yields significant benefits, particularly in performance, scalability and reliability.

Dynamo Application Server uses page compilation technology to enhance the performance of Web page generation. In most dynamic page generation servers, a Web page is generated from an HTML template, a Web page that is mostly standard HTML content with special embedded instructions to generate the dynamic portions of the page. We utilize this basic page template model, but unlike most other servers, Dynamo Application Server converts the HTML template into Java source code and compiles it into executable binary classes. This page compilation technology improves the speed at which Dynamo Application Server can generate and serve dynamic Web pages.

Scalability is a term used to describe the ability of an application to handle greater load when additional hardware is added to a system. Scalability is particularly important for e-commerce applications where demand can grow dramatically and unpredictably. Dynamo handles scalability across computers through a dynamic session-based load management system in which multiple copies of the application are run on multiple computers. This load distribution scheme has the advantage of accommodating additional users by adding more computers. Our load management technology also enables our applications to handle computer hardware failures automatically and without interrupting the user's experience. If a computer fails, users are automatically reassigned to another running computer.

RESEARCH AND DEVELOPMENT

Our research and development group is responsible for product management, core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale and customer support activities referred from the Express Services group and quality assurance tasks supporting the Innovation Solutions group.

Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products which extend and enhance competitive product features, particularly in the areas of integrating our products with external enterprise systems, supporting emerging industry standards and creating more powerful user interfaces to our products. The systems we integrate with include relational databases, content management systems and credit card payment servers. The industry standards we support include Java Servlets, a standard for constructing Web pages using the Java programming language; Enterprise Java Beans, a standard for developing modular Java programs that can be accessed over a network; and Simple Network Management Protocol, a standard for remotely monitoring the operation of a system.

SALES AND MARKETING

Our principal target markets are Fortune 1000 companies and new businesses that plan to use the Internet as their primary business channel. Our customers are characterized by their strong commitment to Internet customer relationship management. We target these potential customers directly through our sales force and indirectly through arrangements with systems integrators, Web developers, original equipment manufacturers and other technology partners.

We employ one group of sales professionals who are compensated based on product and service sales made directly to end-users and a second group who are compensated based on sales made through co-selling efforts with our systems integrator partners. We train and assist systems integrators in promoting, selling, deploying, extending and supporting our products. The objective of this strategy is to establish close product relationships directly with our customers and to motivate systems integrators to adopt the Dynamo technology and suite of products on Internet and Web-based projects for their clients.

In addition, we recently initiated a strategy to co-market our products with technology partners, such as Documentum and OpenText, to sell our products through original equipment manufacturers such as Informix, with which we entered into an agreement in December 1998. We intend to increase sales of our products by entering into similar relationships with additional technology partners and original equipment manufacturers.

Our co-marketing relationships are with major systems integrators that serve the market for information system products and services. The objective of this co-marketing strategy is to motivate systems integrators to adopt the Dynamo technology and suite of products on Web-based projects for their clients. We train and assist our systems integration partners to enable them to deploy, extend and support our products.

Set forth below is a partial list of organizations with which we have selling and marketing relationships:

         American Management Systems
         Cambridge Technology Partners
         Computer Sciences Corporation
         Context Integration
         Fort Point Partners
         Free Range Media
         Icon Medialab
         iXL
         Javelin Technology
         KPMG

         Modem Media . Poppe Tyson
         Organic Online
         Phoenix Pop Productions
         Planet Access Networks
         PricewaterhouseCoopers
         Quidnunc Group
         Strategic Interactive Group
         USWeb/CKS
         Vision Consulting

We currently sell our products primarily in the United States. However, we are expanding our international sales organization. Currently, we are focusing our international sales efforts primarily in Europe. Many of our systems integrators and technology partners are global enterprises. We believe this provides us with an opportunity to expand our international business.

COMPETITION

The market for Internet customer relationship management solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition:

    - in-house development efforts by potential customers or partners

    - Internet applications software vendors, such as BroadVision, InterWorld, Open Market and Vignette

    - platform application server products and vendors, such as BEA Systems, IBM's Websphere products, Microsoft and Netscape, among others.

We also compete in the platform application server market with the NetDynamics product of Sun Microsystems, which is also one of our customers and co-marketing partners.

We believe the primary factors upon which we compete are the functionality and expandability of our products, the extent to which our products integrate with other systems, our prices and our ability to provide quality services to assist our customers and partners. We believe that we have competitive advantages that differentiate our products and services from those of our competitors. Our application suite provides improved time-to-market and lower cost of ownership in comparison to in-house development efforts. We believe the expandability and scalability of our application server-based platform, as well as our product features, provide us an advantage over other Internet application software vendors. We believe the functionality provided by the personalization and e-commerce components of the Dynamo application suite gives us a competitive advantage over platform application server vendors.

Despite these advantages, many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to undertake more extensive promotional activities, offer more attractive pricing and purchase terms, and bundle their products in a manner that would put us at a competitive disadvantage.

Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and professional services revenues from existing customers. Further, competitive pressures could require us to reduce the price of our software products. In either case, our business, operating results and financial condition would be materially and adversely affected.

PROPRIETARY RIGHTS AND LICENSING

Our success and ability to compete depend on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license, "click through" or "shrink wrap" agreements, which impose restrictions on the licensee's ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than legal protections to establish and maintain a technology leadership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect proprietary rights to as great an extent as the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

In addition, our software is written in the Java programming language developed by Sun Microsystems and we incorporate Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Currently, Sun makes these technologies available to the public at no charge. However, if Sun declined to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source, (b) rewrite the technology ourselves, and/or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

EMPLOYEES

As of December 31, 1999, we had a total of 324 employees. Of our employees, 91 were in research and development, 85 in sales and marketing, 109 in professional services and 39 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

                                Item 2 PROPERTIES

Our headquarters are currently located in a leased facility in Cambridge, Massachusetts, consisting of approximately 60,000 square feet. Our Cambridge facility is expected to meet our needs through the middle of 2000, at which time we intend to expand our facilities by entering into one or more additional leases. We have also leased offices for sales and support personnel in Chicago, Illinois, San Francisco, California, Reading, England and Frankfurt, Germany. See note 7 to our consolidated financial statements.

                            Item 3 LEGAL PROCEEDINGS

A patent infringement claim was filed by BroadVision, one of our competitors, against us on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleges that we are infringing their patent (U.S. Patent No. 5,710,887) for a method of conducting e-commerce. BroadVision is seeking a permanent injunction of the sale of our Dynamo products in their current forms as well as unspecified damages. We intend to vigorously oppose BroadVision's allegations and on February 4, 1999 we filed our answer denying BroadVision's complaint and filed a counterclaim against BroadVision seeking a judgment that we are not infringing their patent and that the patent in question is in fact unenforceable and invalid.

In February 2000 ATG and BroadVision reached an amicable settlement, BroadVision has dropped its claim of infringement, and ATG has dropped its claim of non-infringement and patent invalidity. ATG did not make any admission of wrong-doing, liability, violation of law, infringement or validity regarding the patent in question.

As is customary in patent litigation settlements, ATG, in return for cash payments, will receive a non-exclusive, worldwide, perpetual, paid-up license to make, use, and sell products arguably covered by BroadVision's patent and any other patents that may be issued in the future that are related to the original patent.

ATG will pay BraodVision $15,000,000 for the license to BroadVision technology. ATG will pay $8,000,000 in February 2000 for alleged past use and has expensed such payment in the fourth quarter of 1999. An additional $7,000,000 is payable over the next three years and will be recorded as prepaid license fee, which will be amortized over its estimated life of three years.

           Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     PART II

    Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                     MATTERS

Our common stock began trading on the Nasdaq National Market under the symbol "ARTG" on July 21, 1999. Prior to that, there was no established public trading market for our common stock. The following table sets forth the high and low prices of our common stock for the periods indicated as quoted on the Nasdaq National Market.

PERIOD                                                     HIGH         LOW

Year ending December 31, 1999
  Third quarter (commencing July 21, 1999) ..........    $  19.07    $   5.13
  Fourth quarter ....................................    $  64.06    $  17.57

On March 24, 2000 the last reported sale price on the Nasdaq National Market for our common stock was $84.06 per share. On March 24, 2000, there were 322 holders of record of our common stock.

We currently intend to retain future earnings, if any, to finance our growth. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions in financing agreements and plans for expansion.

On July 26, 1999 the Company closed its initial public offering of 10,000,000 shares of common stock at a public offering price of $6 per share. The net proceeds to the Company from the offering were approximately $54,302,000. On July 30, 1999, in connection with the exercise of the underwriters' over-allotment option, the Company issued an additional 336,000 shares of common stock at the initial public offering price of $6 per share. Net proceeds to the Company from the exercise of the over-allotment option were approximately $1,875,000. In connection with the Company's initial public offering in July 1999, all shares of preferred stock were converted into 31,419,278 shares of common stock.

On November 10, 1999 the Company closed its secondary public offering of 9,000,000 shares of common stock, of which 2,850,000 shares were sold by the Company at a public offering price of $33.75. The net proceeds to the Company from the offering were approximately $91,428,000. On November 22, 1999, in connection with the exercies of the underwriter's over-allotment option, the Company issued an additional 175,840 shares of common stock at the public offering price of $33.75 per share. Net proceed to the Company from the exercise of the over-allotment option were approximately $5,671,000.

From the effective dates of the offerings through December 31, 1999, the Company used approximately $11 million for sales and marketing, approximately $4.5 million for capital expenditures, approximately $3.3 million for research development, and approximately $500,000 for the repayment of indebtedness. As of December 31, 1999, the Company has approximately $134 million of net proceeds remaining, and pending use of these proceeds, the Company intends to invest such proceeds primarily in high-quality short-term investments.

                   Item 6 SELECTED CONSOLIDATED FINANCIAL DATA

The following data sets forth selected condensed consolidated financial data for Art Technology Group. The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

Consolidated Statements of Operations Data:

                                                             Year Ended December 31,
                                             --------------------------------------------------------
                                               1999        1998        1997        1996        1995
                                             --------    --------    --------    --------    --------

REVENUE:
     Product licenses                        $ 18,590    $  4,059    $  1,866    $     53    $     --
     Services                                  13,487       8,078       4,592       3,849         798
                                             --------    --------    --------    --------    --------

            Total revenues                     32,077      12,137       6,458       3,902         798

COST OF REVENUES:
     Product licenses                           8,160          30          64          --          --
     Services                                  10,232       5,020       3,133       1,985         594
                                             --------    --------    --------    --------    --------

            Total cost of revenues             18,392       5,050       3,197       1,985         594
                                             --------    --------    --------    --------    --------

            Gross profit                       13,685       7,087       3,261       1,917         204
                                             --------    --------    --------    --------    --------

OPERATING EXPENSES:
     Research and development                   6,343       3,355       3,661       1,117         217
     Sales and marketing                       15,921       4,074       2,287       1,152         133
     General and administrative                 5,323       2,291       1,418       1,060         284
     Amortization of deferred compensation      1,127         107          --          --          --
                                             --------    --------    --------    --------    --------

            Total operating  expenses          28,714       9,827       7,366       3,329         634
                                             --------    --------    --------    --------    --------

LOSS FROM OPERATIONS                          (15,029)     (2,740)     (4,105)     (1,412)       (430)
INTEREST INCOME                                 2,018          54           6          --          --
INTEREST EXPENSE                                 (121)       (165)       (129)        (30)        (37)
                                             --------    --------    --------    --------    --------

            Net loss                          (13,132)     (2,851)     (4,228)     (1,442)       (467)
ACCRETION OF DIVIDENDS,
     DISCOUNT AND OFFERING COSTS ON
     PREFERRED STOCK                           (4,395)     (1,594)       (214)       (206)         (2)
                                             --------    --------    --------    --------    --------

            Net loss available for
                 common Stockholders         $(17,527)   $ (4,445)   $ (4,442)   $ (1,648)   $   (469)
                                             ========    ========    ========    ========    ========

Basic and diluted net loss per share         $  (0.45)   $  (0.25)   $  (0.25)   $  (0.09)   $  (0.03)
                                             --------    --------    --------    --------    --------

Basic and diluted weighted average
     common shares outstanding                 38,777      17,934      17,744      17,698      16,262
                                             --------    --------    --------    --------    --------

Consolidated Balance Sheet Data:

                                                                   December 31,
                                              -------------------------------------------------------
                                                1999       1998        1997        1996        1995
                                              --------   --------    --------    --------    --------
Cash and cash equivalents                     $124,711   $  4,093    $    187    $  2,358    $      6
Working capital (deficit)                      117,727      3,649      (1,328)        902        (341)
Total assets                                   177,735      7,766       1,672       3,038         137
Long-term obligations, less current portion      4,000        322         122          24          --
Redeemable convertible preferred stock              --      8,313       3,152       3,000          --
Stockholders' equity (deficit)                 146,385     (4,034)     (4,060)     (1,648)       (211)

 Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                                    Overview

Art Technology Group, Inc. was founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our Dynamo Application Server product and have completed development of our current product suite. We market and sell our products worldwide through our direct sales force, systems integrators, technology partners and original equipment manufacturers.

We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of perpetual software licenses of our Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include software installation, custom application development and project and technical consulting. We bill professional service fees either on a time and materials basis or on a fixed-price schedule. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 20% to 30% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as Web-based and telephone technical support. Training is billed as services are provided.

We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned which is generally ratably over the life of the reseller agreement for guaranteed minimum royalties or based upon unit sales by the resellers. We do not grant our resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by us in advance of billings.

Services revenues have increased primarily due to the expansion of our service capabilities by hiring additional service personnel and to the increase in the number of customers using our Dynamo products. Sales of Dynamo products often lead to sales of consulting services and software maintenance and support. To date, substantially all of our Dynamo customers have entered into twelve month software maintenance and support agreements at the time of purchase. We began selling Dynamo in 1996. We believe that growth of our product license sales depends on our ability to provide customers with support, training, consulting and implementation services and to educate systems integrators and resellers on how to use and install our products. We have invested significantly and expect to continue to invest in expanding our services organization.

Until 1996, we were focused primarily on our professional services business. Since 1996, sales of software licenses and related software and maintenance services have represented an increasing percentage of our total revenues. We anticipate that software product licenses and software maintenance revenues will continue to increase as a percentage of total revenues.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit, hire and train personnel for our engineering, sales, marketing and professional services departments and to establish an administrative organization. These costs have exceeded the revenues generated by our products and services. As a result, we have incurred net losses in each year since inception and as of December 31, 1999, we had an accumulated deficit of $28.9 million. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, therefore, there can be no assurance that we will achieve or sustain revenue growth or profitability.

                              Results Of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

                                                        Year Ended December 31,
                                                ----------------------------------------
                                                  1999            1998            1997
                                                --------        --------        --------

REVENUES:
     Product licenses                                 58%             33%             29%
     Services                                         42              67              71
                                                --------        --------        --------

         Total revenues                              100             100             100
                                                --------        --------        --------

COST OF REVENUES:
     Product licenses                                 25              --              --
     Services                                         32              42              49
                                                --------        --------        --------

         Total cost of revenues                       57              42              49
                                                --------        --------        --------

         Gross profit                                 43              58              51
                                                --------        --------        --------

OPERATING EXPENSES:
     Research and development                         20              27              57
     Sales and marketing                              50              34              35
     General and administrative                       17              19              22
     Amortization of deferred compensation             3               1              --
                                                --------        --------        --------

         Total operating expenses                     90              81             114
                                                --------        --------        --------

LOSS FROM OPERATIONS                                 (47)            (23)            (63)
INTEREST INCOME                                        6              --              --
INTEREST EXPENSE                                      --              (1)             (2)
                                                --------        --------        --------

         Net loss                                    (41)%           (24)%           (65)%
                                                ========        ========        ========

REVENUES

Total revenues increased 164% from $12.1 million in 1998 to $32.1 million in 1999. The increase was primarily attributable to growth in the number of customers and the number of larger deals with customers. In addition, we expanded our sales force, introduced version 4.0 of our Dynamo product suite in December 1998 which increased our market presence.

Total revenues increased 88% from $6.5 million in 1997 to $12.1 million in 1998. This increase was primarily due to the commencement of product shipments in December 1996 and from growing market acceptance of our Dynamo product suite following the release of Dynamo 3.0 in December 1997.

We continued to expand our customer base resulting in no individual customer accounting for more than 10% of total revenues for the year ended December 31, 1999 and we expect this to continue for the calendar year ending December 31, 2000. For the years ended December 31, 1998 and 1997, three customers accounted for 37% and 56% of total revenues, respectively.

PRODUCT LICENSE REVENUES

Product license revenues increased 358% from $4.1 million in 1998 to $18.6 million in 1999. This increase was attributable to the growing market acceptance of our Dynamo product suite following the release of Dynamo 4.0 in December 1998 and an increase in the number of larger deals with customers. Additionally, 11% of our product license revenues in 1999 were the result of an agreement with an original equipment manufacturer. The remaining term of the OEM agreement is one year and which is automatically renewable for successive one year terms unless one of the parties elects not to renew the agreement. There can be no assurances that revenues generated under this agreement will remain a significant percentage of product license revenues prospectively. We anticipate that product license revenues will continue to grow in absolute dollars as market acceptance of our Dynamo suite of products continues to grow and we continue to cultivate relationships with systems integrators in order to encourage them to support our products.

Product license revenues increased 118% from $1.9 million in 1997 to $4.1 million in 1998. This increase was due to growing market acceptance of our Dynamo product suite following the release of Dynamo 3.0 in December 1997.

Product license revenues as a percentage of total revenues for the years ended December 31, 1999, 1998 and 1997 were 58%, 33% and 29%, respectively. We expect to continue to trend toward our product license's revenue target of 69% of total revenues.

SERVICES REVENUES

Services revenues increased 67% from $8.1 million in 1998 to $13.5 million in 1999. Professional services revenue increased 26% in 1999 from $7.7 million in 1998 to $9.7 million in 1999. The increase was primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group. Software maintenance and support revenues increased 653% from $372,000 in 1998 to $2.8 million in 1999. This increase was attributable to an increase in the number of customers and sales of product licenses. The growth rate for software maintenance and support is not expected to continue at the same levels as has been achieved. Our training programs were introduced in December 1998. Therefore, we did not record training revenue in 1998. Training revenue for 1999 was $1.1 million. We expect training revenue to increase as a percentage of services revenues and anticipate that it will enhance selling efforts for product license revenues to end-users, resellers and partners.

Service revenues increased 76% from $4.6 million in 1997 to $8.1 million in 1998. Professional service revenues increased 71% from $4.5 million in 1997 to $7.7 million in 1998. The increase was primarily attributable to an increase in the number of customers, increased sales of product licenses and increased billing rates. Software maintenance and support revenues increased 745% from $44,000 in 1997 to $372,000 in 1998. The increase was attributable to commencement of product license sales in 1996.

Services revenues as a percentage of total revenues for the years ended December 31, 1999, 1998 and 1997 were 42%, 67% and 71%, respectively. We expect services revenue to continue to trend toward our target of 31% of total revenues.

COST OF LICENSE REVENUES

Cost of license revenues increased from $30,000 in 1998 to $8.2 million in 1999. In February 2000, we settled a previously disclosed lawsuit filed by BroadVision, Inc. (BroadVision) in December 1998, which alleged that we were infringing on their patent (U.S. Patent No. 5,710,887) for a method of conducting e-commerce. The settlement was amicably reached to avoid further litigation expense and risks. As part of the settlement, we, in return for cash payments, will receive a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by BroadVision's patent and any other patents that may be issued in the future that are related to the original patent. In February 2000, we paid BroadVision $8.0 million for alleged past use and have reflected that amount as cost of license revenues for the year ended December 31, 1999. Additionally, we will pay BroadVision $7.0 million in license fees that will be expensed to cost of license revenues over a three year period beginning in the first quarter of 2000. The cash payments will be $750,000 per quarter for one year commencing in the first quarter of calendar year 2000 and $500,000 per quarter for two years commencing in the first quarter of calendar year 2001. Cost of license revenues also includes royalties to third parties for software embedded in our Dynamo product suite, as well as documentation and other informational media associated with our products.

Cost of license revenues decreased 53% from $64,000 in 1997 to $30,000 in 1998. The decrease was attributable to changes in royalty arrangements with third parties as a result of strategic changes related to software embedded in our Dynamo product suite.

Cost of license revenues as a percentage of total revenues for the year ended December 31, 1999 was 25% and for the years ended December 31, 1998 and 1997 were immaterial, respectively. We do not anticipate significant additional cost of license revenues in excess of the BroadVision license fee to be expensed over the next three years.

COST OF SERVICES REVENUES

Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues increased 104% from $5.0 million in 1998 to $10.2 million in 1999. The increase was attributable to the increase in resources in our professional services group. Approximately 86% of the increase was attributable to increased compensation costs for continued increases in head count. Further, increased costs resulted from establishing a training organization and the introduction of training programs in December 1998. Additionally, costs increased due to travel, recruiting and facilities costs. We anticipate these costs to continue to grow in relation to total professional services employees.

Cost of services revenues increased 60% from $3.1 million in 1997 to $5.0 million in 1998. Approximately 73% of the increase was attributable to the expansion of our professional services organization, consisting primarily of payroll and related benefits. Further, significant increases resulted from establishing a software maintenance and support organization as a result of the commencement of product license sales in 1996.

Cost of services revenues as a percentage of total revenues for the years ended December 31, 1999, 1998 and 1997 were 32%, 42% and 49%, respectively. We anticipate this trend to continue as a function of achieving our product/service targets to total revenues.

GROSS PROFIT

Gross profit, in absolute dollars and as a percentage of total revenues, will vary significantly depending on the level of professional services staffing, their effective utilization rates and the mix of services performed, including product license technical support services, and whether these services are performed by the us or by third-party contractors and the level of third party license fees. In addition, gross profit may vary significantly depending on the mix of revenues between services and product licenses. Gross profit consists of gross profit on services revenues and gross profit on product license revenues.

Gross profit increased 93% from $7.1 million in 1998 to $13.7 million in 1999. The increase in gross profit was primarily attributable to the significant growth in revenues which was partly offset by the $8.0 million license fee paid to BroadVision. Gross profit on services revenues decreased from 38% in 1998 to 24% in 1999. This decrease is primarily the result of the significant increase in the number of employees in our professional services group that had not achieved targeted utilization rates. We incur recruiting and training costs associated with hiring additional professionals for our services group and generally experience a low initial utilization rate from those professionals. Additionally, increases in travel and facilities costs translated into decreased gross profit for services revenues. Gross profit on product license revenue decreased from 99% in 1998 to 56% in 1997. This decrease is due to the $8.0 million payment to BroadVision which represents license fees for past use.

Gross profit increased 117% from $3.3 million in 1997 to $7.1 million in 1998. The increase was attributable to increases in both gross profit on services revenues and gross profit on product license revenues. Gross profit on services revenues increased from 32% in 1997 to 38% in 1998. The increase resulted from improved utilization rates of our professional services group. Gross profit on product license revenues increased from 97% in 1997 to 99% in 1998. This increase was the result of decreased royalties for software embedded into our Dynamo product suite.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development group is responsible for product management, core technology, product architecture, product development, quality assurance, documentation and third-party software integration. The group also assists with pre-sale, customer support and quality assurance tasks supporting our professional services group. Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

Research and development expenses increased 89% from $3.4 in 1998 million to $6.3 million in 1999. Approximately 79% of the increase is due to growth in hiring engineers into the group and related costs including salaries and related benefits. The remainder of the increase was primarily due to increased facilities costs.

Research and development expenses decreased by 8% from $3.7 million in 1997 to $3.4 million in 1998. Approximately 36% of the decrease was due to the temporary reallocation of research and development personnel to support the professional services organization and the remainder of the decrease primarily was due to overhead and related expenses.

For the years ended December 31, 1999, 1998 and 1997, research and development expenses as a percentage of total revenues were 20%, 27% and 57%, respectively. We anticipate that research and development expenses will fluctuate as a percentage of total revenues and on the level of revenue growth. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

Our sales and marketing group is responsible selling directly to end-users or co-selling through systems integrator partners and co-marketing relationships with systems integrators that serve the market for information system products and services. Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

Sales and marketing expenses increased 291% from $4.1 million in 1998 to $15.9 million in 1999. Approximately 44% of the increase was due to a significant increase in the number of sales and marketing personnel and related expenses and 29% of the increase was related to new and increased marketing program expenditures.

Sales and marketing expenses increased 78% from $2.3 million in 1997 to $4.1 million in 1998. Approximately 67% of the increase was due to an increase in the number of sales and marketing personnel and related expenses. The remainder was primarily related to increases in our marketing expenditures.

For the years ended December 31, 1999, 1998 and 1997, sales and marketing expenses as a percentage of total revenues were 50%, 34% and 35%, respectively. We anticipate sales and marketing expenses may fluctuate as a percentage of total revenues from the current percentage depending on the level and timing of program spending and the rate at which newly-hired sales personnel become productive and on the level of revenue growth. We expect sales and marketing expenses, in absolute dollars, will increase as we continue to execute our strategy for expansion of our sales and marketing efforts, both in the United States and internationally, as we continue to hire and train new sales personnel, open additional sales offices and increase marketing and promotional spending.

GENERAL AND ADMINISTRATIVE EXPENSES

Our finance and administration group is responsible for operations and infrastructure of the entire organization. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

General and administrative expenses increased 132% from $2.3 million in 1998 to $5.3 million in 1999. Approximately 30% of the increase is related to the hiring of additional professionals to manage the growth of the company resulting in increased salaries and benefits, approximately 19% of the increase is due to increased consulting services and approximately 13% of the increase is due costs related to hiring and training new personnel.

General and administrative expenses increased 62% from $1.4 million in 1997 to $2.3 million in 1998. Approximately 50% of the increase was due to the hiring of additional personnel with the remaining increase due to increases in facilities costs necessary to support our expanding operations.

For the years ended December 31, 1999, 1998 and 1997, general and administrative expenses as a percentage of total revenues were 17%, 19% and 22%, respectively. We expect to significantly invest in infrastructure and personnel to support the growth of the company resulting in a significant increase in absolute dollars for general and administrative costs. As a percentage of total revenues, we expect general and administrative expenses to fluctuate depending upon the rate of growth in expenditures and total revenues.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

In the fourth quarter of 1998 and through May 1999, we recorded total deferred stock compensation of $4.9 million in connection with stock option grants. This amount represents the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options.

Amortization of deferred stock compensation expense increased 953% from $107,000 in 1998 to $1.1 million in 1999. This is due to the timing of the Company's recording of the deferred stock compensation. We expect amortization of deferred stock compensation not to significantly increase from the expense recorded for the year ended December 31, 1999. We did not have amortization expense relating to deferred stock compensation in 1997.

INTEREST INCOME (EXPENSE)

Interest income increased from $54,000 in 1998 to $2.0 million in 1999. The increase is the result of our completion of our initial and secondary public offerings from which we received net proceeds of approximately $153.3 million that was invested primarily in cash, cash equivalents and marketable securities. We anticipate interest income may decline as we use the net proceeds for working capital and other general corporate purposes. We may also use a portion of our existing cash resources for possible acquisitions of businesses, products and technologies.

Interest income increased from $6,000 in 1997 to $54,000 in 1998. The increase reflects interest earned on higher balances of cash and cash equivalents resulting from the proceeds from the private sale of equity securities.

Interest expense decreased 27% from $165,000 in 1998 to $121,000 in 1999. The decrease was primarily due to the repayment of outstanding indebtedness with the proceeds of our initial public offering.

Interest expense increased 28% from $129,000 in 1997 to $165,000 in 1998. The increase reflects additional borrowings under various financing arrangements entered into during 1997 and 1998, as well as a non-cash interest charge related to warrants issued in connection with our credit facility in 1998.

PROVISION FOR INCOME TAXES, NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

We incurred losses for each of the years ended December 31, 1999, 1998 and 1997. Accordingly, there were no provisions for income taxes. As of December 31, 1999, we had net operating loss carryforwards of $17.9 million and research and development tax credit carryforwards of $604,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES.

Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases.

Cash used in operating activities was $2.0 million for 1999. This represents an operating loss of $13.1 million and changes in working capital items consisting primarily of cash provided by deferred revenue, accounts payable and accrued expenses,including the $8.0 million license fee which was paid to BroadVision in February 2000. The cash provided by the change in deferred revenue was primarily the result of $5.0 million we received from an original equipment manufacturer, of which $2.9 million was included in deferred revenue as of December 31, 1999. Our investing activities consisted primarily of capital expenditures of $5.6 million for 1999 and increases in other assets for facilities deposits and similar items of $690,000 in addition to the purchase of marketable securities of $25.5 million. Assets acquired consist principally of computer hardware and software. We expect that our capital expenditures to continue to significantly increase as our employee base grows.

Net cash provided by financing activities was $153.4 million for 1999 primarily resulting from the net proceeds from our initial and secondary public offerings, which generated $153.3 million.

We have a revolving line of credit which provides for borrowings of up to the lesser of $5.0 million or 80% of eligible accounts receivable with Silicon Valley Bank that bears interest at the bank's prime rate plus 0.25%. At December 31, 1999, we had $3.4 million available under the line of credit based upon our borrowing base . The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We are currently in compliance with all related financial covenants and restrictions.

At December 31, 1999, we had $149.2 million in cash, cash equivalents and marketable securities and $117.7 million in working capital. Management believes that the net proceeds from the Company's initial and secondary public offerings, together with the existing financial resources and commercial credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its growth rate. We may seek to raise additional funds through public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisitions of businesses, products or technologies. There can be no assurance that additional funds will be available at all or that, if available, will be obtainable on terms favorable to us. Additional financing could also be dilutive.

       Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada, the United Kingdom and Germany and conducts transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the each of the three years ended December 31, 1999. The Company does not use derivative financial instruments for investment purposes and only invests in financial investments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

               Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ART TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                     ASSETS
                                                                            1999         1998
CURRENT ASSETS:
   Cash and cash equivalents                                             $ 124,711     $   4,093
   Marketable securities                                                     5,137            --
   Accounts receivable, net of reserves of approximately $460
     and $250 at December 31, 1999 and 1998, respectively                   12,539         2,318
   Unbilled services                                                           782           291
   Prepaid expenses and other current assets                                 1,908           113
                                                                         ---------     ---------

         Total current assets                                              145,077         6,815

PROPERTY AND EQUIPMENT, NET                                                  5,465           842

LONG-TERM MARKETABLE SECURITIES                                             19,394            --

OTHER ASSETS                                                                 7,799           109
                                                                         ---------     ---------

                                                                         $ 177,735     $   7,766
                                                                         =========     =========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term obligations                           $   3,000     $     347
   Accounts payable                                                         11,285           720
   Accrued expenses                                                          4,728         1,220
   Deferred revenue                                                          8,337           878
                                                                         ---------     ---------

         Total current liabilities                                          27,350         3,165

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                               4,000           322

COMMITMENTS AND CONTINGENCIES (Note 7)

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                          --         8,313

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, $0.01 par value,
     Authorized--10,000,000 shares and No shares at
       December 31, 1999 and 1998, respectively
     Issued and outstanding--no shares at December 31,
       1999 and 1998, respectively                                              --            --
   Preferred stock, $.01 par value-
     Authorized--no shares and 10,000,000 shares at
       December 31, 1999 and 1998, respectively
     Series A and Series C Convertible Preferred Stock-
       Designated--3,300,000 shares
       Issued and outstanding--no shares and 2,756,789
         shares at December 31,1999 and 1998, respectively                      --         2,861
   Common stock, $.01 par value
     Authorized--100,000,000 shares and 25,000,000 shares
       at December 31, 1999 and 1998, respectively
     Issued and outstanding--65,551,024 shares and
       18,256,110 shares at December 31, 1999 and 1998,
       respectively                                                            656           183

   Additional paid-in capital                                              178,218         5,948
   Deferred compensation                                                    (3,628)       (1,692)
   Accumulated deficit                                                     (28,861)      (11,334)
                                                                         ---------     ---------

         Total stockholders' equity (deficit)                              146,385        (4,034)
                                                                         ---------     ---------

                                                                         $ 177,735     $   7,766
                                                                         =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                        --------Year Ended December 31,-------
                                                          1999            1998           1997
REVENUES:
   Product license                                      $ 18,590        $  4,059       $  1,866
   Service                                                13,487           8,078          4,592
                                                        --------        --------       --------

         Total revenues                                   32,077          12,137          6,458

COST OF REVENUES:
   Product license                                         8,160              30             64
   Service                                                10,232           5,020          3,133
                                                        --------        --------       --------

         Total cost of revenues                           18,392           5,050          3,197
                                                        --------        --------       --------

         Gross profit                                     13,685           7,087          3,261

OPERATING EXPENSES:
   Research and development                                6,343           3,355          3,661
   Sales and marketing                                    15,921           4,074          2,287
   General and administrative                              5,323           2,291          1,418
   Amortization of deferred compensation                   1,127             107             --
                                                        --------        --------       --------

         Total operating expenses                         28,714           9,827          7,366
                                                        --------        --------       --------

         Loss from operations                            (15,029)         (2,740)        (4,105)

INTEREST INCOME                                            2,018              54              6

INTEREST EXPENSE                                            (121)           (165)          (129)
                                                        --------        --------       --------

        Net loss                                         (13,132)         (2,851)        (4,228)

ACCRETION OF DIVIDENDS, DISCOUNT AND OFFERING
COSTS ON PREFERRED STOCK                                  (4,395)         (1,594)          (214)
                                                        --------        --------       --------

        Net loss available for common stockholders      $(17,527)       $ (4,445)      $ (4,442)
                                                        ========        ========       ========

BASIC AND DILUTED NET LOSS PER SHARE (Note 1(e))        $  (0.45)       $  (0.25)      $  (0.25)
                                                        ========        ========       ========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                        38,777          17,934         17,744
                                                        ========        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                           Series A Convertible           Series C Convertible
                                                              Preferred Stock                Preferred Stock         Common Stock

                                                           Number of     Carrying       Number of      Carrying        Number of
                                                             Shares        Value         Shares          Value          Shares

BALANCE, DECEMBER 31, 1996                                 1,300,000       $ 501               --       $    --       17,701,500
   Sale of Series C convertible preferred stock, net
     of issuance costs of $60                                     --          --        1,209,875         1,960               --
   Accretion of Series B redeemable convertible
     preferred stock to redemption value                          --          --               --            --               --
   Exercise of stock options                                      --          --               --            --          111,900
   Grant of options to consultants (Note 6(b))                    --          --               --            --               --
   Net loss                                                       --          --               --            --               --
                                                          ----------       -----       ----------       -------       ----------

BALANCE, DECEMBER 31, 1997                                 1,300,000         501        1,209,875         1,960       17,813,400
   Sale of Series C convertible preferred stock                   --          --          246,914           400               --
   Issuance costs related to sales of Series D
     redeemable convertible preferred stock                       --          --               --            --               --
   Accretion of Series B and Series D redeemable
     convertible preferred stock to redemption value              --          --               --            --               --
   Exercise of stock options                                      --          --               --            --          442,710
   Deferred compensation related to stock option
     grants                                                       --          --               --            --               --
   Amortization of deferred compensation                          --          --               --            --               --
   Warrants issued in connection with the sale of
     Series D redeemable convertible preferred stock              --          --               --            --               --
   Issuance of Series B redeemable convertible
     preferred stock warrants                                     --          --               --            --               --
   Grants of options to consultants (Note 6(b))                   --          --               --            --               --
   Issuance of warrants (Note 3(b))                               --          --               --            --               --
   Net loss                                                       --          --               --            --               --
                                                          ----------       -----       ----------       -------       ----------

BALANCE, DECEMBER 31, 1998                                 1,300,000         501        1,456,789         2,360       18,256,110
   Accretion of Series B and Series D redeemable
     convertible preferred stock redemption value                 --          --               --            --               --
   Exercise of stock options                                      --          --               --            --        1,956,820
   Exercise of warrant                                            --          --               --            --          314,476
   Deferred compensations related to stock option
     grants                                                       --          --               --            --               --
   Amortization of deferred compensation                          --          --               --            --               --
   Conversion of preferred stock into common stock        (1,300,000)       (501)      (1,456,789)       (2,360)      31,419,278
   Common stock issued to the holders of Series C
     convertible preferred stock and Series D
     redeemable convertible preferred stock in lieu
     of special payments (Note 5)                                 --          --               --            --          242,500
   Initial and secondary public offerings of common
     stock                                                        --          --               --            --       13,361,840
   Net loss                                                       --          --               --            --               --
                                                          ----------       -----       ----------       -------       ----------

BALANCE, DECEMBER 31, 1999                                        --       $  --               --       $    --       65,551,024
                                                          ==========       =====       ==========       =======       ==========



                                                         Common Stock
                                                                       Additional                                  Stockholders'
                                                           $0.01 Par     Paid-in       Deferred     Accumulated        Equity
                                                             Value       Capital     Compensation     Deficit        (Deficit)

BALANCE, DECEMBER 31, 1996                                    $177      $     122       $    --       $ (2,448)      $  (1,648)
   Sale of Series C convertible preferred stock, net
     of issuance costs of $60                                   --             --            --            (61)          1,899
   Accretion of Series B redeemable convertible
     preferred stock to redemption value                        --             --            --           (153)           (153)
   Exercise of stock options                                     1              9            --             --              10
   Grant of options to consultants (Note 6(b))                  --             60            --             --              60
   Net loss                                                     --             --            --         (4,228)         (4,228)
                                                              ----      ---------       -------       --------       ---------

BALANCE, DECEMBER 31, 1997                                     178            191            --         (6,890)         (4,060)
   Sale of Series C convertible preferred stock                 --             --            --             --             400
   Issuance costs related to sales of Series D
     redeemable convertible preferred stock                     --             --            --           (106)           (106)
   Accretion of Series B and Series D redeemable
     convertible preferred stock to redemption value            --             --            --           (434)           (434)
   Exercise of stock options                                     5             68            --             --              73
   Deferred compensation related to stock option
     grants                                                     --          1,799        (1,799)            --              --
   Amortization of deferred compensation                        --             --           107             --             107
   Warrants issued in connection with the sale of
     Series D redeemable convertible preferred stock            --          2,775            --             --           2,775
   Issuance of Series B redeemable convertible
     preferred stock warrants                                   --          1,053            --         (1,053)             --
   Grants of options to consultants (Note 6(b))                 --              4            --             --               4
   Issuance of warrants (Note 3(b))                             --             58            --             --              58
   Net loss                                                     --             --            --         (2,851)         (2,851)
                                                              ----      ---------       -------       --------       ---------

BALANCE, DECEMBER 31, 1998                                     183          5,948        (1,692)       (11,334)         (4,034)
   Accretion of Series B and Series D redeemable
     convertible preferred stock redemption value               --             --            --         (2,576)         (2,576)
   Exercise of stock options                                    20            815            --             --             835
   Exercise of warrant                                           3             (3)           --             --              --
   Deferred compensations related to stock option
     grants                                                     --          3,063        (3,063)            --              --
   Amortization of deferred compensation                        --             --         1,127             --           1,127
   Conversion of preferred stock into common stock             314         13,436            --             --          10,889
   Common stock issued to the holders of Series C
     convertible preferred stock and Series D
     redeemable convertible preferred stock in lieu
     of special payments (Note 5)                                2          1,817            --         (1,819)             --
   Initial and secondary public offerings of common
     stock                                                     134        153,142            --             --         153,276
   Net loss                                                     --             --            --        (13,132)        (13,132)
                                                              ----      ---------       -------       --------       ---------

BALANCE, DECEMBER 31, 1999                                    $656      $ 178,218       $(3,628)      $(28,861)      $ 146,385
                                                              ====      =========       =======       ========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Years Ended December 31,
                                                                                   1999         1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (13,132)    $(2,851)   $(4,228)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Amortization of deferred compensation                                           1,127         107         --
     Noncash interest expense related to issuance of warrants                           40          18         --
     Compensation expense related to issuance of nonqualified stock options             --           4         60
     Depreciation and amortization                                                     836         347        318
     Loss on disposal of fixed assets                                                  120          --         --
     Changes in assets and liabilities-
       Accounts receivable, net                                                    (10,221)     (1,575)      (537)
       Unbilled services                                                              (491)        (93)      (198)
       Prepaid expenses and other current assets                                    (1,795)       (112)        --
       Accounts payable                                                             10,564        (128)       346
       Accrued expenses                                                              3,508         827         44
       Deferred revenue                                                              7,459         515        318
                                                                                 ---------     -------    -------

              Net cash used in operating activities                                 (1,985)     (2,941)    (3,877)
                                                                                 ---------     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                              (25,532)         --         --
   Sales of marketable securities                                                    1,001          --         --
   Purchases of property and equipment                                              (5,579)       (623)      (190)
   Decrease in receivable from officer/stockholder                                      --          57         --
   Increase in other assets                                                           (690)       (101)        (8)
                                                                                 ---------     -------    -------

              Net cash used in investing activities                                (30,800)       (667)      (198)
                                                                                 ---------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of Series C convertible preferred stock                       --         400      1,899
   Net proceeds from sales of Series D redeemable convertible preferred stock           --       7,394         --
   Net proceeds from initial and secondary public offerings of common stock        153,276          --         --
   Proceeds from exercise of stock options                                             835          73         10
   Proceeds from line of credit                                                         --       1,496        304
   Payment on line of credit                                                            --      (1,800)      (500)
   Proceeds from term loan to a bank                                                    --          --        486
   Payments on term loan to a bank                                                    (319)       (167)      (250)
   Proceeds from equipment line of credit                                               --         200         --
   Payments on equipment line of credit                                               (200)         --         --
   Payments on capital lease obligations                                              (189)        (82)       (45)
                                                                                 ---------     -------    -------

              Net cash provided by financing activities                            153,403       7,514      1,904
                                                                                 ---------     -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               120,618       3,906     (2,171)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         4,093         187      2,358
                                                                                 ---------     -------    -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 124,711     $ 4,093    $   187
                                                                                 =========     =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                       $      87     $   143    $   129
                                                                                 =========     =======    =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Accretion of dividends, discounts and special payments on
     Series B, Series C, and Series D convertible preferred stock                $   4,395     $   434    $   153
                                                                                 =========     =======    =======
  Value ascribed to Series B and Series D redeemable convertible
     preferred stock warrants                                                    $      --     $ 3,828    $    --
                                                                                 =========     =======    =======
  Equipment acquired under capital leases                                        $      --     $    87    $   191
                                                                                 =========     =======    =======
  Original issue discount related to warrants issued to a bank                   $      --     $    58    $    --
                                                                                 =========     =======    =======
  Conversion of preferred stock into common stock                                $  13,750     $    --    $    --
                                                                                 =========     =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Art Technology Group, Inc. (ATG or the Company) is a Delaware company which was incorporated on December 31, 1991. ATG offers an integrated suite of Internet customer relationship management and electronic commerce software applications, as well as related application development, integration and support services.

      The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the consolidated financial statements.

      (a)   Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries--ATG Securities Corporation and ATG Global, Inc. All significant intercompany balances have been eliminated in consolidation.

      (b)   Use of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (c)   Public Offerings of Common Stock

            On July 26, 1999, ATG closed its initial public offering of 10,000,000 shares of common stock at a public offering price of $6 per share. The net proceeds to ATG from the offering were approximately $54,302,000. On July 30, 1999, in connection with the exercise of the underwriters' over-allotment option, ATG issued an additional 336,000 shares of common stock at the initial public offering price of $6 per share. Net proceeds to ATG from the exercise of the overallotment option were approximately $1,875,000. In connection with ATG's initial public offering in July 1999, all shares of preferred stock were converted into 31,419,278 shares of common stock.

            On November 10, 1999, ATG closed its secondary public offering of 9,000,000 shares of common stock, of which 2,850,000 shares were sold by the Company at a public offering price of $33.75. The net proceeds to ATG from the offering were approximately $91,428,000. On November 22, 1999, in connection with the exercise of the underwriter's over-allotment option, ATG issued an additional 175,840 shares of common stock at the public offering price of $33.75 per share. Net proceeds to ATG from the exercise of the over-allotment option were approximately $5,671,000.

      (d)   Revenue Recognition

            ATG recognizes product license revenue from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers' operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG's price list, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement, as well as allocate discounts ratably over all elements in an arrangement, except for upgrade rights.

            ATG recognizes revenue in accordance with Statement of Position
            (SOP) No. 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG's list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon unit sales by the resellers. ATG does not grant its resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time-and-materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by ATG in advance of billings.

            The Company received $5,000,000 from Informix in March 1999 under an original equipment manufacturer agreement, of which $2,900,000 is included in deferred revenue at December 31, 1999. In the event that Informix was named in a patent or other intellectual property infringement claim related to the agreement with BroadVision, Informix had the right to terminate the agreement and receive a refund of the $5,000,000 less the greater of $530,000 per quarter, commencing with the fiscal quarter ended March 31, 1999, and all uncredited prepaid royalties as of the termination date. This litigation has been settled (see Note 7(b)) and, therefore, no amounts are refundable.

      (e)   Net Loss per Share

            Basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same, as outstanding common stock options and warrants have been excluded, since they are considered antidilutive since ATG has recorded a net loss for all periods presented. Options and warrants to purchase a total of 8,348,000, 11,366,000 and 4,280,000 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 1999, 1998 and 1997, respectively. Shares of common stock issuable upon the conversion of outstanding convertible preferred stock and warrants have also been excluded from the date of issuance to the date of conversion (the Company's initial public offering). In accordance with the SEC Staff Accounting Bulletin No. 98, Earnings Per Share in an Initial Public Offering, the Company determined that there were no nominal issuances of ATG's common stock prior to ATG's initial public offering.

      (f)   Cash and Cash Equivalents and Marketable Securities

            ATG accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than 90 days. Marketable securities are investment grade securities with original maturities of greater than 90 days. At December 31, 1999, all of ATG's marketable securities were held in commercial paper and corporate bonds and were classified as held-to-maturity. The average maturity of ATG's marketable securities is approximately 13.6 months at December 31, 1999. At December 31, 1999, the difference between the amortized cost and market value of ATG's marketable securities was approximately $24,000. At December 31, 1999 and 1998, ATG's cash, cash equivalents and marketable securities consisted of the following:

                                                             December 31,
                                                          1999          1998
                                                            (in thousands)
              Cash and cash equivalents-
                Cash                                   $       884   $       593
                Money market accounts                      123,827         3,500
                                                       -----------   -----------

                   Total cash and cash equivalents     $   124,711   $     4,093
                                                       ===========   ===========

              Marketable securities-
                Corporate securities                        24,531            --
                                                       -----------   -----------

                   Total marketable securities         $    24,531   $        --
                                                       ===========   ===========

      (g)   Property and Equipment

            Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG provides for depreciation and amortization using the straight-line method and it charges to operations the amounts estimated to allocate the cost of the assets over their estimated useful lives.

            Property and equipment at December 31, 1999 and 1998 consisted of the following:

                                            Estimated         December 31,
          Asset Classification             Useful Life      1999         1998
                                                             (in thousands)

 Computer equipment                          3 years       $   3,577  $     638
 Leasehold improvements                   Life of lease        1,721         25
 Furniture and fixtures                      7 years           1,321        296
 Computer software                           3 years             530        284
 Equipment under capital leases           Life of lease           --        557
                                                           ---------  ---------

                                                               7,149      1,800
     Less--Accumulated depreciation
        and amortization                                       1,684        958
                                                            ---------  ---------

                                                           $   5,465  $     842
                                                           =========  =========

      (h)   Research and Development Expenses for Software Products

            ATG has evaluated the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. ATG sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, ATG has concluded that technological feasibility is not established until the development stage of the product is nearly complete. ATG defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to ATG's financial position or results of operations. Therefore, ATG has charged all such costs to research and development in the period incurred.

      (i)   Income Taxes

            ATG accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes. This statement requires ATG to recognize a current tax asset or liability for current taxes payable or refundable and to record a deferred tax asset or liability for the estimated future tax effects of temporary differences and carryforwards to the extent that they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized (see Note 4).

      (j)   Stock-Based Compensation

            SFAS No. 123, Accounting for Stock-based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. ATG has determined that it will continue to account for stock-based compensation for employees under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 (see Note 6(b)).

      (k)   Comprehensive Income (Loss)

            In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. ATG does not have any components of comprehensive income (loss) besides its reported net loss.

      (l)   Fair Value of Financial Instruments

            Financial instruments consist mainly of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term obligations, redeemable convertible preferred stock and convertible preferred stock. The carrying amounts of these instruments approximate their fair value.

      (m)   Concentrations of Credit Risk

            SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. ATG has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. ATG's accounts receivable credit risk is concentrated domestically and write-offs have historically been minimal. ATG places its cash and cash equivalents in several financial institutions. ATG has not experienced any material losses to date.

            The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of ATG's total revenues, which are derived substantially from customers in the United States:

                                            Significant
                Year Ended                   Customers        A        B        C        D       E        F
                                                                       Percentage of Total Revenues
                December 31, 1998                3           17%      --       10%      10%     --       --
                December 31, 1997                3           --       29%      --       --      11%      16%

                  For the year ended December 31, 1999, no customer accounted for more than 10% of total revenues.

                  The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of ATG's total accounts receivable:

                                            Significant
                As of                        Customers        A        G        H
                                                  Percentage of Total Accounts Receivable
                December 31, 1999                1           --       --       12%
                December 31, 1998                2           19%      12%      --

(2)   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. ATG's chief operating decision-makers, as defined under SFAS No. 131, are the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment with two product offerings: software licenses and services. ATG evaluates these product offerings based upon their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to ATG's principal operating segment.

(3)   LONG-TERM OBLIGATIONS

      (a)   Line of Credit with a Bank

            ATG has a working capital line-of-credit agreement with a bank, under which ATG may borrow up to the lesser of $5,000,000 or 80% of eligible accounts receivable, as defined. Borrowings bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 0.25%. The working capital line of credit is collateralized by substantially all assets of ATG and expires in May 2000. The agreement contains certain covenants, including defined levels of profitability and certain financial ratios. As of December 31, 1999, ATG was in compliance with all covenants. As of December 31, 1999, there were no amounts outstanding under the working capital line of credit and approximately $3,397,000 was available for borrowing. In addition, at December 31, 1999, ATG had letters of credit outstanding in the amount of $1,603,000 (see Note 7(a)).

      (b)   Term Note Payable to a Bank

            ATG entered into a term note payable with a bank under which ATG could have borrowed up to $500,000 based upon certain conditions, as defined. Borrowings bore interest at the bank's prime rate (8.5% at December 31, 1999) plus 1%. During July 1999, in connection with ATG's initial public offering, all amounts were repaid. In connection with the term note payable, ATG issued warrants to purchase 56,296 shares Series C convertible preferred stock to the bank. One warrant provided for the purchase of 46,296 shares at an exercise price of $1.62 per share and the other warrant provided for the purchase of 10,000 shares at an exercise price of $0.01 per share. These warrants vested immediately and expired five years after issuance. ATG valued the warrants at $58,000, using the Black-Scholes option pricing model and the following assumptions: fair market value of $1.62; risk free interest rate of 4.74%; an expected volatility factor of 70%; an expected life of four years; and an expected dividend yield of zero. The warrants were recorded as a debt discount. For the years ended December 31, 1999 and 1998, ATG amortized $40,000 and $18,000, respectively. In July 1999, in connection with ATG's accelerated debt repayment, ATG amortized the remainder of the debt discount. In connection with ATG's initial public offering, the warrants were converted into warrants to purchase 342,970 shares of common stock. In July 1999, the warrants to purchase 342,970 shares of common stock were exercised through a cashless exercise resulting in the net issuance of 314,476 shares of common stock.

      (c)   Equipment Line of Credit

            On July 2, 1998, ATG entered into an equipment line of credit with a bank. Under the equipment line of credit, ATG could have borrowed up to $200,000 for capital expenditures. During 1998, ATG borrowed $199,915, all of which was outstanding as of December 31, 1998. Borrowings bore interest at the bank's prime rate (8.5% at December 31, 1999) plus 1.25%. In July 1999, in connection with ATG's initial public offering, ATG repaid all outstanding amounts under the line of credit.

            In April 1999, ATG entered into an additional equipment line of credit with the same bank. Under the equipment line of credit, ATG may borrow up to $200,000 for capital expenditure purchases. Borrowings bear interest at the bank's prime rate

            (8.5% at December 31, 1999) plus 0.75%. Interest accrues and is payable monthly. Principal is due in 30 monthly installments following a six-month interest-only period. As of December 31, 1999, there were no amounts outstanding under the equipment line of credit.

      (d)   Broadvision Settlement

            In connection with a settlement of the patent infringement claim by Broadvision, ATG acquired a perpetual, paid-up license for Broadvision's patented technology. ATG paid $8,000,000 in February 2000 and will pay the remaining $7,000,000 over the next three years in quarterly installments of $750,000 in fiscal year 2000 and quarterly installments of $500,000 in fiscal years 2001 and 2002. These payments are included in the accompanying consolidated balance sheet, as follows: $8,000,000 in accounts payable, $4,000,000 in short-term obligations and $3,000,000 in long-term obligations. (See
            Note 7(b)).

(4)   INCOME TAXES

      No provision for federal or state income taxes has been recorded, as ATG incurred net operating losses for all periods presented. As of December 31, 1999, ATG had net operating loss carryforwards of approximately $17,908,000 available to reduce future federal and state income taxes, if any. ATG also has available federal tax credit carryforwards of approximately $604,000. If not utilized, these carryforwards expire at various dates beginning 2011, if not utilized. If substantial changes in ATG's ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. ATG has completed several financings since its inception and has incurred ownership changes, as defined under the Code. ATG does not believe that these changes in ownership will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

      Net deferred tax assets consist of the following:

                                                          December 31,
                                                       1999          1998
                                                         (in thousands)

         Net operating loss carryforwards           $    7,163    $     3,548
         Nondeductible expenses and reserves               584          1,647
         Tax credits                                       604            235
                                                    ----------    -----------

                                                         8,351          5,430

              Valuation allowance                       (8,351)        (5,430)
                                                    -----------   -----------

                                                    $       --    $        --
                                                    ==========    ===========

      Due to ATG's history of operating losses, there is uncertainty surrounding ATG's ability to utilize its net operating loss and tax credit carryforwards. Accordingly, ATG has provided a full valuation allowance against its otherwise recognizable deferred tax asset as of December 31, 1999 and 1998.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                  ------------------December 31,--------------
                                                                     1999              1998            1997

         Income tax provision at federal statutory rate               (34.0)%           (34.0)%           (34.0)%
         Increase  in tax resulting from state tax
           provision, net of federal benefit                           (6.0)             (6.0)             (6.0)
         Increase in valuation allowance                               40.0              40.0              40.0
                                                                  ---------         ---------         ---------
         Effective tax rate                                              --%               --%               --%
                                                                  =========         =========         =========

(5)   PREFERRED STOCK

      As of December 31, 1998, ATG's Board of Directors had authorized 10,000,000 shares of preferred stock and had designated 1,300,000, 851,064, 2,000,000 and 2,343,750 shares as Series A convertible preferred stock (Series A Preferred Stock), Series B redeemable convertible preferred stock (Series B Preferred Stock), Series C convertible preferred stock (Series C Preferred Stock) and Series D redeemable convertible preferred stock (Series D Preferred Stock), respectively. On July 26, 1999, in conjunction with ATG's initial public offering, all shares of preferred stock were converted into common stock. ATG's Series A, Series B, Series C and Series D Preferred Stock (collectively, Preferred Stock) were issued and converted into common stock, as follows:

                                                                    Number of    Price per      Gross      Common Stock
           Description                     Date                      Shares        Share      Proceeds      Equivalents

         Series A          July 1995                               1,300,000     $   1.385   $   500,500     3,900,000
         Series B          December 1996                             425,532          7.05     3,000,000     3,285,906
                           November and December 1997, April
         Series C             1998                                 1,456,789          1.62     2,360,000     8,875,136
         Series D          August, September and October           2,343,750          3.20     7,500,000    15,600,736

            The rights, preferences and privileges of the Preferred Stock were as follows:

            Redemption

            The Series B Preferred Stock was subject to mandatory redemption provisions that required ATG to redeem 25% on December 31, 2001, increasing by 25% annually thereafter, at $7.05 per share (subject to certain dilutive effects, as defined), plus any dividends accrued but unpaid thereon. In addition, the holders of Series D Preferred Stock could have individually requested redemption of all, but not less than all, of the shares of Series D Preferred Stock held at any time after August 18, 2003.

            Dividends and Special Payments

            The holders of the Series A, Series B and Series C Preferred Stock were entitled to receive dividends of $0.1925, $0.3525 and $0.08 per share per annum (subject to appropriate adjustment, as defined), payable when and as declared by the Board of Directors. Series B Preferred Stock and Series C Preferred Stock dividends accrued and were cumulative from the date of issuance of each share, whether or not declared.

            The holders of the Series D Preferred Stock generally were not entitled to receive a dividend, except under certain events, including the payment of dividends on another series of preferred stock, as defined.

            Upon the closing of the initial public offering, the holders of the Series D Preferred Stock were entitled to receive, in cash, their pro rata share of an amount equal to $2,411,000 multiplied by 1.33 multiplied by the percentage aggregate ownership expressed as a decimal of the holders of Series D Preferred Stock of ATG's capital stock on a fully diluted and as-converted basis at the time of the relevant event (Series D Special Payment). The Series D Shareholders were only eligible for the Series D Special Payment if the Series B Preferred Stock warrants were exercised.

            If there were funds left over after the Series D Special Payment, the holders of the Series C Preferred Stock were entitled to receive, in cash, their pro rata share of an amount equal to $2,411,000 plus the Series D Special Payment multiplied by 1.33 multiplied by the percentage aggregate ownership expressed as a decimal of the holders of Series D Preferred Stock of the Company's capital stock on a fully diluted and as-converted basis at the time of the relevant event. If there were not enough funds to satisfy the entire dividend, then the holders of Series C Preferred Stock were to share ratably in the remaining funds (Series C Special Payment). The Series C Shareholders were only eligible for the Series C Special Payment if the Series B Preferred Stock warrants were exercised and the Series D Special Payment was made in full.

            If there were funds left over after the payment of the initial Series D and Series C Special Payments, the holders of the Series D Preferred Stock were entitled to receive, in cash their pro rata share of an amount equal to the Series C Special Payment multiplied by 1.33 multiplied by the percentage aggregate ownership expressed as a decimal of the holders of Series D Preferred Stock of ATG's capital stock on a fully diluted and as-converted basis at the time of the relevant event (Second Series D Special Payment). If there were not enough funds to satisfy the Second Series D Special Payment, then the holders of Series D Preferred Stock would share ratably in the remaining funds. The Series D Preferred Stockholders were only eligible to receive the Second Series D Special Payment if the Series B Preferred Stock warrants were exercised and the Series D and Series C Special Payments had occurred.

            In conjunction with ATG's initial public offering, the Series D Special Payment, the Series C Special Payment and the Second Series D Special Payment were canceled in exchange for the issuance of 242,500 shares of common stock, which was valued at approximately $1,819,000 and recorded as a dividend.

            Liquidation Preference

            In certain events, including liquidation, dissolution or winding up of ATG, the holders of Preferred Stock had a preference in liquidation of $0.3852, $7.05, $1.62 and $3.20 per share (subject to appropriate adjustment, as defined), plus any dividends accrued but unpaid thereon.

            Voting Rights

            Each holder of outstanding shares of Preferred Stock entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A, Series B, Series C and Series D Preferred Stock held by such holder were then convertible.

            Conversion

            Each share of Preferred Stock was convertible at any time at the option of the holder into three shares, 3.96 shares, six shares and three shares of common stock, respectively, adjustable for diluting events, as defined. In addition, if ATG failed to meet certain operating criteria, including cumulative total revenues, product revenues and earnings before interest and taxes for the seven quarters ended December 31, 1999, then the conversion ratio would have increased for the holders of Series D Preferred Stock.

            The conversion ratio for the Series B, Series C and Series D Preferred Stock was adjusted in conjunction with ATG's initial public offering to reflect: (1) the cancellation of the Series C and D special payments, (2) the cancellation of the warrants to purchase Series B Preferred Stock and common stock discussed below and (3) the impact of ATG not meeting the criteria specified in the Series D Preferred Stock agreement. The conversion ratio in effect at the time of ATG's initial public offering was 7.72, 6.10 and 6.66 shares of common stock for each share of Series B, Series C and Series D Preferred Stock, respectively. In July 1999, in connection with ATG's initial public offering, all shares of preferred stock were converted into 31,419,278 shares of common stock.

            Warrants

            In conjunction with the issuance of the Series B Redeemable Preferred Stock in December 1996, ATG issued to a holder of Series B Preferred Stock a performance-based warrant to purchase up to 425,532 shares of Series B Preferred Stock at $7.05 per share. The performance criteria was based upon sales generated by ATG from the affiliates of the Series B Stockholder. ATG generated negligible revenues from the affiliates of the Series B Stockholder; therefore, the warrant was not measured or recorded. As a condition for obtaining the Series B Stockholder's approval of the terms of the Series D Preferred Stock financing, the warrant was canceled and ATG granted to the Series B Preferred Stockholder a new warrant to purchase 425,532 shares of ATG's Series B Preferred Stock at a purchase price of $1.385 per share, which was immediately exercisable and fully vested. The warrant was to expire on the earlier of: (1) the closing of a public offering of ATG's common stock, as defined, at a price of at least $10 per share resulting in gross proceeds to ATG of at least $10,000,000, (2) the closing of a liquidation, merger, sale of all or substantially all assets of ATG or other similar event, as defined, or (3) August 18, 2003. ATG has valued this warrant at $1,053,000, using the Black-Scholes option pricing model and the following assumptions: a fair market value of $3.20 per share, a risk-free interest rate of 5.0%, an expected volatility of 70%, an expected life of five years, and an expected dividend yield of zero. ATG has recorded the value of the warrant in the accompanying statement of stockholders' equity (deficit) and as a component of dividends on preferred stock in computing net loss per share.

            In addition, in connection with the issuance of the Series D Preferred Stock, ATG issued to the holders of Series D Preferred Stock, warrants to purchase up to 4,292,650 shares of ATG's common stock at $0.11 per share, adjusted for certain dilutive events, as defined. The warrants were to vest 5% per quarter beginning on September 30, 1998 and expire August 18, 2003. ATG valued these warrants using the Black-Scholes option pricing model and the following assumptions: a fair market value of $3.20 per share, a risk free interest rate of 4.74%, an expected volatility of 70%, an expected life of five years and an expected dividend yield of zero. ATG allocated the consideration received from the sale of the Series D preferred stock of $7,500,000 between the Series D preferred stock and warrants on the basis of the fair value of the individual component at the date of issuance and determined that the warrants were valued at $2,775,000. These warrants were recorded as a discount to the Series D Preferred Stock and were amortized over the redemption period in computing net loss per share. For the years ended December 31, 1999 and 1998, ATG amortized $2,491,000 and $284,000, respectively. The amortization for the year ended
            December 31, 1999 included the accelerated amortization in connection with the conversion of the Series D Preferred Stock with the initial public offering.

            In conjunction with ATG's initial public offering, the warrants to purchase Series B Preferred Stock and common stock were canceled and the number of shares of common stock issuable upon conversion of the Series B and D Preferred Stock were increased to reflect the shares that would have been received upon exercise of the warrants based upon the initial public offering price.

(6)   STOCKHOLDERS' EQUITY (DEFICIT)

      (a)   Stock Split and Authorized Shares of Common Stock

            On February 28, 2000, ATG's Board of Directors approved a 2-for-1 stock split of ATG's common stock. The split was effective on March 10, 2000. In addition, on May 10, 1999, ATG's Board of Directors approved a 3-for-2 stock split of ATG's common stock. The stock split was effective on June 18, 1999. All share and per share amounts of common stock for all periods have been retroactively adjusted to reflect the stock split. In addition, upon the closing of ATG's initial public offering in July 1999, its certificate of incorporation was amended and restated among other things, to change its authorized capital stock to 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock.

      (b)   Stock Plans

            1996 Stock Option Plan

            In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG's Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors, and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG's common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options.

            The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of options to be granted, the time at which options are exercisable, the method of payment and any other terms or conditions of the options. Options generally vest annually over a two- to four-year period and expire 10 years from the date of grant.

            While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG's common stock on the date of grant. A total of 12,600,000 shares of common stock have been reserved for options to be granted under the 1996 Plan. As of December 31, 1999, there are 1,798,000 shares available for future grant under the 1996 Plan.

            Additionally, in May 1999, ATG granted 150,000 options outside ATG's stock option plans to an executive of ATG.

            1999 Outside Director Stock Option Plan

            The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG's Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, nonemployee directors of ATG receive nonqualified options to purchase shares of common stock. A total of 300,000 shares of common stock have been reserved under the Director Plan.

            Under the terms of the Director Plan, each currently active nonemployee director received an option to purchase 10,000 shares of common stock on the effective date of the Company's initial public offering at the public offering price. Individuals who become directors after the initial public offering and are not employees of ATG will receive an option to purchase 10,000 shares of our common stock on the date of initial election to ATG's Board of Directors. In addition, each non-employee director will receive an option to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders commencing in the year 2000 at an exercise price per share equal to the closing price of ATG's common stock on the date of grant. All options granted under the Director Plan will be fully vested upon grant. As of December 31, 1999, there are 250,000 shares available for future grant under the Director Plan.

            1999 Employee Stock Purchase Plan

            The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG's Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of ATG's common stock to participating employees. All ATG's employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock are not eligible to participate. During each designated semiannual offering period, each eligible employee may deduct between 1% to 10% of base pay to purchase common stock of ATG. The purchase price will be 85% of the closing market price of ATG's common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower.

            ATG will account for the Stock Purchase Plan in accordance with APB No. 25 and, accordingly, no compensation cost will be recognized under the Stock Purchase Plan. ATG will elect the "disclosure only" alternative under SFAS No. 123.

            The following table summarizes ATG's option activity:

                                                                                                    Weighted
                                                                                                    Average
                                                     Number of Shares      Exercise Price        Exercise Price
                                                            (in thousands, except per share information)

                Outstanding, December 31, 1996                 2,190       $       .07-.25      $          .09
                  Granted                                      2,524                   .25                 .25
                  Exercised                                     (112)              .07-.25                 .10
                  Canceled                                      (322)              .07-.25                 .12
                                                     ---------------       ---------------      --------------

                Outstanding, December 31, 1997                 4,280               .07-.25                 .18
                  Granted                                      3,272                   .25                 .25
                  Exercised                                     (442)              .07-.25                 .17
                  Canceled                                    (1,232)              .07-.25                 .22
                                                     ---------------       ---------------      --------------

                Outstanding, December 31, 1998                 5,878               .07-.25                 .22
                  Granted                                      4,960            1.00-52.50               14.52
                  Exercised                                   (1,957)             .07-5.75                 .40
                  Canceled                                      (543)             .07-5.75                1.20
                                                     ---------------       ---------------      --------------

                Outstanding, December 31, 1999                 8,338       $     .07-52.50      $         8.65
                                                     ===============       ===============      ==============

                Exercisable, December 31, 1999                 2,200       $     .07-19.03      $         1.16
                                                     ===============       ===============      ==============

            The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 1999:

--------------------------------Outstanding--------------------------------   --------------Exercisable----------
                                        Weighted Average
                                           Remaining            Weighted
Range of Exercise                       Contractual Life        Average          Number of       Weighted Average
      Price         Number of Shares  (Years) Outstanding    Exercise Price       Shares          Exercise Price
                    (in thousands)                                            (in thousands)
$       .07-$.09               621            6.6           $          .08             533     $              .08
        .25                  2,990            8.3                      .25           1,119                    .25
       1.00-1.34               779            9.1                     1.17             137                   1.15
       1.67-2.00               148            9.1                     1.78              24                   1.80
       4.00-5.75             2,406            9.5                     4.82             372                   4.90
      13.41-19.03              396            9.7                    15.55              15                  13.41
         52.50                 998            10.0                   52.50               -                     --
                    --------------                          --------------    ------------     ------------------
                             8,338                          $         8.65           2,200     $             1.16
                    ==============                          ==============    ============     ==================

            In the years ended December 31, 1998 and 1997, ATG granted 30,000 456,000 and nonqualified stock options exercisable at $0.25, which are fully vested, to consultants as payment for services performed. ATG recorded expense for the years ended December 31, 1998 and 1997 related to these grants of $4,000 and $60,000, respectively. ATG valued the 1997 options issued in exchange for services based upon the fair value of the services received. The services were more readily measurable, as ATG had entered into similar transactions in exchange for cash consideration. ATG valued the 1998 options issued in exchange for services based upon the Black-Scholes option pricing model and the following assumptions: a fair market value of $0.81; risk free interest at 4.74%; an expected volatility factor of 70%; an expected life of four years; and an expected dividend yield of zero. The options expire 10 years from the date of grant.

            In connection with certain stock option grants during the years ended December 31, 1999 and 1998, ATG recorded deferred compensation of approximately $3,063,000 and $1,799,000, respectively, which represents the aggregate difference between the exercise price and the fair market value of the common stock, as determined for accounting purposes. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. ATG recorded compensation expense of $1,127,000 and $107,000 in the years ended December 31, 1999 and 1998, respectively, related to these options.

            ATG has computed the pro forma disclosures required under SFAS No. 123 for options granted during the years ended December 31, 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                                                           ------------Years Ended December 31,---------
                                                                              1999               1998            1997

                Risk-free interest rate                                    5.29-6.06%           5.00%            7.00%
                Expected dividend yield                                        --                 --              --
                Expected lives                                               4 years           4 years          4 years
                Expected volatility                                            95%               70%              70%
                Weight average fair value of options granted                 $10.84             $0.07            $0.09
                Weighted average remaining  contractual life of options
                  outstanding                                              8.90 years         8.40 years      9.21 years

            Had compensation expense for ATG's stock option plan been determined consistent with SFAS No. 123, the pro forma net loss available for common stockholders and pro forma net loss per share would have been as follows:

                                                      --------Years Ended December 31,--------
                                                          1999           1998          1997
                                                      (in thousands, except share information)
Net loss available for common stockholders-
  As reported                                         $  (17,527)   $    (4,445)   $    (4,442)
                                                      ==========    ===========    ===========
  Pro forma                                              (20,225)        (4,755)        (4,578)
                                                      ==========    ===========    ===========
Basic and diluted net loss per share-
  As reported                                         $    (0.45)   $     (0.25)   $     (0.25)
                                                      ==========    ===========    ===========
  Pro forma                                                (0.52)         (0.27)         (0.26)
                                                      ==========    ===========    ===========

(7)   COMMITMENTS AND CONTINGENCIES

      (a)   Leases

            In March 1999, ATG entered into a new facility lease for its corporate headquarters that expires in February 2006. Upon occupancy of the new facility, ATG has issued the lessor a letter of credit in the amount of $1,500,000 as a security deposit. The approximate future minimum payments ATG's facility leases and certain equipment operating leases as of December 31, 1999 are as follows:

                                                                Operating
                 Years Ending December 31,                        Leases

                 2000                                          $  2,811,000
                 2001                                             2,836,000
                 2002                                             2,886,000
                 2003                                             2,886,000
                 2004                                             2,907,000
                 Thereafter                                       3,854,000
                                                               ------------

                   Total future minimum lease payments         $ 18,180,000
                                                               ============

            Rent expense included in the accompanying statements of operations was approximately $1,752,000, $810,000 and $781,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      (b)   Litigation

            A patent infringement claim was filed by BroadVision, one of ATG's competitors, against ATG on December 11, 1998. In February 1999, ATG and BroadVision reached an amicable settlement to avoid further litigation expenses and risks to both parties. As part of the settlement, BroadVision has dropped its claim of infringement, and ATG has dropped its claim of non-infringement and patent invalidity. ATG did not make any admission of wrong-doing, liability, violation of law, infringement or validity regarding the patent in question.

            As is customary in patent litigation settlements, ATG, in return for cash payments, will receive a non-exclusive, worldwide, perpetual, paid-up license to make, use, and sell products arguably covered by BroadVision's patent and any other patents that may be issued in the future that are related to the original patent.

            ATG will pay BroadVision $15,000,000 for the license to BroadVision technology. ATG will pay $8,000,000 in February 2000 for alleged past use and has expensed such payment in the fourth quarter of 1999. An additional $7,000,000 is payable over the next three years and will be recorded as a prepaid license fee, which will be amortized over its estimated life of three years.

(8)   EMPLOYEE BENEFIT PLAN

      Effective January 1, 1997, ATG adopted the Art Technology Group 401(k) Plan (the 401(k) Plan). All employees, as defined, are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. ATG may contribute to the 401(k) Plan at their discretion. No discretionary employer contributions were made to the Plan for the years ended December 31, 1999, 1998 or 1997.

(9)   ACCRUED EXPENSES

      Accrued expenses at December 31, 1999 and 1998 consist of the following:

                                                      December 31,
                                                  1999            1998
                                                     (in thousands)

           Payroll and related costs           $   3,066      $     600
           Accrued accounts payable                  817            293
           Other                                     845            327
                                               ---------      ---------

                                               $   4,728      $   1,220
                                               =========      =========

(10)  VALUATION AND QUALIFYING ACCOUNTS

      The following is a rollforward of ATG's allowance for doubtful accounts:

                                               Balance at
                                              Beginning of                                        Balance at End
                                                 Period          Additions        Deductions        of Period

         Year Ended December 31, 1999        $           250  $           210   $            --  $           460
                                             ===============  ===============   ===============  ===============

         Year Ended December 31, 1998        $            21  $           265   $           (36) $           250
                                             ===============  ===============   ===============  ===============

         Year Ended December 31, 1997        $            --  $            21   $            --  $            21
                                             ===============  ===============   ===============  ===============


Report of Independent Public Accountants

To the Stockholders and Board of Directors of Art Technology Group, Inc.:

We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art Technology Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                          Arthur Andersen LLP

Boston, Massachusetts
     January 24, 2000 (except with
respect to the matters discussed in
Notes 6(a) and 7(b), as to which the
dates are March 10, 2000 and
February 22, 2000)

       Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

           Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Item 11 EXECUTIVE COMPENSATION

     Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 19, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

    Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1    Financial Statements

The following consolidated financial statements are included in Item 8:

o   Consolidated Balance Sheets as of December 31, 1999 and 1998
o Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
o   Consolidated Statements of Stockholders' Equity (Deficit)
o Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
o   Notes to Consolidated Financial Statements
o   Report of Independent Public Accountants

(a) 2    Financial Statement Schedule

The following consolidated financial statement schedule is included in Item
14(d):

o   Schedule II - Supplemental Valuation of Qualifying Accounts

Schedules other than listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3    EXHIBITS

The following exhibit are included in Item 14(c):


Exhibit
Number     Description
-------    -----------
3.1*       Certificate of Incorporation of the Registrant, as currently in effect.
3.2*       Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.4*       Amended and Restated By-Laws of the Registrant.
10.1*      1996 Stock Option Plan, as amended.
10.2*      1999 Outside Director Stock Option Plan.
10.3*      1999 Employee Stock Purchase Plan.
10.4*      Lease between the Registrant and DVPT Limited Partnership, dated March 11, 1999.
10.5*      Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated
           November 26, 1997, as amended on March 31, 1998 and July 2, 1998.
10.6*      Intellectual Property Security Agreement between the Registrant and Silicon Valley
           Bank, dated November 26, 1997.
10.7#*     OEM Agreement between the Registrant and Informix Software, Inc., dated December
           31, 1998.
10.8#*     Software License Agreement between the Registrant and Sun Microsystems, Inc., dated
           March 27, 1998.
10.9*      Registration Rights Agreement, dated August 18, 1998.
10.10*     Non-Compete Rights Agreement between the Registrant and Jeet Singh, dated August 18,
           1998.
10.11*     Non-Compete Agreement between the Registrant and Joseph Chung, dated August 18,
           1998.
10.12*     Consulting Agreement between the Registrant and Thomas N. Matlack, dated November 12,
           1997.
10.13*     Fourth Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated May 12, 1999
19         Annual Report to Stockholders
21         Schedule of Registrant's Subsidiaries
23.1       Consent of Independent Public Accountants

------------------
* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-78333).
# Confidential materials omitted and filed separately with the Commission.


(b)   REPORTS ON FORM 8-K

The Registrant filed a report on Form 8-K announcing a two-for-one stock split of its outstanding shares of Common Stock dated March 7, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART TECHNOLOGY GROUP, INC.
(Registrant)


By:    /s/ Jeet Singh
       --------------
       Jeet Singh
       Chief Executive Officer (Principal Executive Officer)

Date:  March 30, 2000


By:    /s/ Ann C. Brady
       ----------------
       Ann C. Brady
       Vice President, Finance and Chief Financial Officer
       (Principal Financial Officer)

Date:  March 30, 2000


By:    /s/ Thomas J. Quinn
       -------------------
       Thomas J. Quinn
       Corporate Controller (Principal Accounting Officer)

Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                   TITLE                    DATE
            ----                   -----                    ----


   /s/ Robert P. Florenza         Director                March 27, 2000
   ----------------------                                 --------------
   Robert P. Florenza


   /s/ Scott A. Jones             Director                March 29, 2000
   ------------------                                     --------------
   Scott A. Jones


   /s/ Charles R. Lax             Director                March 24, 2000
   ------------------                                     --------------
   Charles R. Lax


   /s/ Thomas N. Matlack          Director                March 24, 2000
   ---------------------                                  --------------
   Thomas N. Matlack


   /s/ Jeffrey T. Newton          Director                March 29, 2000
   ---------------------                                  --------------
   Jeffrey T. Newton