Form 10-Q
period 2000-03-31
ART TECHNOLOGY GROUP INC
filed 2000-05-15
CIK 1086195

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-26679

                            ------------------------

                           ART TECHNOLOGY GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3141918
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

      25 FIRST STREET, CAMBRIDGE,                             02144
             MASSACHUSETTS                                  (Zip Code)
    (Address of principal executive
               offices)

                                 (617) 386-1000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

    As of May 9, 2000 there were 66,529,144 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ART TECHNOLOGY GROUP, INC.
                               INDEX TO FORM 10-Q

                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                             SIGNATURES

Signatures

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ART TECHNOLOGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 93,906      $124,711
  Marketable securities.....................................    34,557         5,137
  Accounts receivable, net of reserve for doubtful accounts
    of $950 and $460, respectively..........................    17,851        12,539
  Unbilled services.........................................     1,420           782
  Prepaid expenses and other current assets.................     3,056         1,908
                                                              --------      --------
      Total current assets..................................   150,790       145,077
Property and equipment, net.................................     6,598         5,465
Long-term marketable securities.............................    11,495        19,394
Other assets................................................     7,029         7,799
                                                              --------      --------
                                                              $175,912      $177,735
                                                              ========      ========

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term obligations...............  $  2,750      $  3,000
  Accounts payable..........................................     6,931        11,285
  Accrued expenses..........................................     7,214         4,728
  Deferred revenue..........................................     8,113         8,337
                                                              --------      --------
      Total current liabilities.............................    25,008        27,350
                                                              --------      --------
Long-term obligations, less current maturities..............     3,500         4,000
                                                              --------      --------

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--10,000,000..................................        --            --
  Common stock, $.01 par value--
    Authorized--100,000,000
    Issued and outstanding--66,368,685 shares and 65,551,024
      shares at March 31, 2000 and December 31, 1999,
      respectively..........................................       663           656
  Additional paid-in capital................................   179,533       178,218
  Deferred compensation.....................................    (3,324)       (3,628)
  Accumulated deficit.......................................   (29,468)      (28,861)
                                                              --------      --------
      Total stockholders' equity............................   147,404       146,385
                                                              --------      --------
                                                              $175,912      $177,735
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements

                           ART TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REVENUE:
  Product licenses..........................................  $16,247    $ 1,806
  Services..................................................    5,325      2,614
                                                              -------    -------
      Total revenues........................................   21,572      4,420
                                                              -------    -------
COST OF REVENUES:
  Product licenses..........................................      708         --
  Services..................................................    4,992      1,813
                                                              -------    -------
      Total cost of revenues................................    5,700      1,813
                                                              -------    -------
      Gross profit..........................................   15,872      2,607
                                                              -------    -------
OPERATING EXPENSES:
  Research and development..................................    3,595      1,131
  Sales and marketing.......................................   11,052      1,420
  General and administrative................................    3,675        743
  Amortization of deferred compensation.....................      304        216
                                                              -------    -------
      Total operating expenses..............................   18,626      3,510
                                                              -------    -------
LOSS FROM OPERATIONS........................................   (2,754)      (903)
INTEREST INCOME.............................................    2,147         50
INTEREST EXPENSE............................................       --        (24)
                                                              -------    -------
      Net loss..............................................     (607)      (877)
ACCRETION OF DIVIDENDS,
  DISCOUNT AND OFFERING COSTS ON PREFERRED STOCK............       --       (244)
                                                              -------    -------
      Net loss available for common stockholders............  $  (607)   $(1,121)
                                                              =======    =======
Basic and diluted net loss per share (Note 2)...............  $ (0.01)   $ (0.06)
                                                              =======    =======
Basic and diluted weighted average common shares
  Outstanding...............................................   66,023     18,810
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASHFLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $   (607)    $  (877)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities-
    Amortization of deferred compensation...................       304         216
    Noncash interest expense related to issuance of
      warrants..............................................        --           5
    Depreciation and amortization...........................       518          93
    Changes in current assets and liabilities-
      Accounts receivable, net..............................    (5,312)       (160)
      Unbilled services.....................................      (638)       (246)
      Prepaid expenses and other current assets.............    (1,148)       (467)
      Accounts payable......................................    (4,354)       (122)
      Accrued expenses......................................     2,486         558
      Deferred revenue......................................      (224)      4,755
                                                              --------     -------
        Net cash (used in) provided by operating
          activities........................................    (8,975)      3,755
                                                              --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities, net...................   (21,521)     (1,007)
  Purchases of property and equipment.......................    (1,651)       (285)
  Decrease in other assets..................................       770           4
                                                              --------     -------
        Net cash used in investing activities...............   (22,402)     (1,288)
                                                              --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................       563         168
  Proceeds from employee stock purchase plan................       759          --
  Payments on long-term obligations.........................      (750)         --
  Payments on term loan to a bank...........................        --         (41)
  Payments on equipment line of credit......................        --         (20)
  Payments on capital lease obligations.....................        --         (38)
                                                              --------     -------
          Net cash provided by financing activities.........       572          69
                                                              --------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (30,805)      2,536
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   124,711       4,093
                                                              --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 93,906     $ 6,629
                                                              ========     =======
SUPPLEMENTAL DISCLOSURE OR CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $     --     $    19
                                                              ========     =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Accretion of dividend and discount on Series B and Series
    D Redeemable convertible preferred stock................  $     --     $   243
                                                              ========     =======

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

    The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K. In the opinion of management, the accompanying consolidated financial statements and notes herein are unaudited but, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

    The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

2.  NET LOSS PER SHARE INFORMATION

    Basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same, as outstanding common stock options and warrants have been excluded, since they are considered antidilutive since ATG has recorded a net loss for all periods presented. Options and warrants to purchase a total of 8,605,100 and 5,117,494 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2000 and 1999, respectively.

3.  REVENUE RECOGNITION

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

    ATG recognizes revenue in accordance with Statement of Position (SOP)
No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller

                           ART TECHNOLOGY GROUP, INC.

arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG's list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon unit sales by the resellers. ATG does not grant its resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time-and-materials basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by ATG in advance of billings.

    The Company received $5,000,000 from Informix in March 1999 under an original equipment manufacturer agreement, of which $1,523,000 is included in deferred revenue at March 31, 2000. In the event that Informix was named in a patent or other intellectual property infringement claim related to the agreement with BroadVision, Informix had the right to terminate the agreement and receive a refund of the $5,000,000 less $530,000 per quarter, commencing with the fiscal quarter ended March 31, 1999, and all uncredited prepaid royalties as of the termination date. This litigation has been settled (see
Note 8) and, therefore, no amounts are refundable.

4.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than ninety days. Marketable securities are investment-grade securities with original maturities of greater than ninety days. The average maturity of the Company's marketable securities is approximately 12.6 month at March 31, 2000. To date, the Company has not recorded any realized gains or losses.

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Cash and cash equivalents-
  Cash................................................   $ 1,500      $    884
  Money market accounts...............................    17,263       123,827
  Corporate securities................................    75,143            --
                                                         -------      --------
      Total cash and cash equivalents.................   $93,906      $124,711
                                                         =======      ========
Marketable securities-
  Corporate securities................................   $46,052      $ 24,531
                                                         =======      ========
      Total marketable securities.....................   $46,052      $ 24,531
                                                         =======      ========

5.  DEFERRED COMPENSATION

    In connection with certain stock option grants during the year ended December 31, 1998 and through May, 1999, the Company recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $304,000 and $216,000 for the three months ended March 31, 2000 and 1999, respectively, related to these options.

6.  LONG-TERM OBLIGATIONS

    In connection with a settlement of the patent infringement claim by BroadVision, Inc. ("BroadVision"), ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG paid $8,750,000 in February 2000 and will pay the remaining $6,250,000 in quarterly installments of $750,000 for the remainder of fiscal 2000 and quarterly installments of $500,000 in fiscal years 2001 and 2002. These payments are included in the accompanying consolidated balance sheet, as follows: $2,750,000 in current maturities of long-term obligations and $3,500,000 in long-term obligations, less current maturities (See Note 8).

7.  COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOMEin 1998. SFAS No. 130 requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. The Company does not have any components of comprehensive income (loss) other than its reported net loss.

8.  COMMITMENTS AND CONTINGENCIES

    A patent infringement claim was filed by BroadVision, one of ATG's competitors, against ATG on December 11, 1998. In February 2000, ATG and BroadVision reached an amicable settlement to avoid further litigation expenses and risks to both parties. As part of the settlement, BroadVision has dropped its claim of infringement, and ATG has dropped its claim of non-infringement and patent invalidity. ATG did not make any admission of wrong-doing, liability, violation of law, infringement or validity regarding the patent in question.

    As is customary in patent litigation settlements, ATG, in return for cash payments, will receive a non-exclusive, worldwide, perpetual, paid-up license to make, use, and sell products arguably covered by BroadVision's patent and any other patents that may be issued in the future that are related to the original patent.

    ATG will pay BroadVision $15,000,000 for the license to BroadVision technology. ATG paid $8,000,000 in February 2000 for alleged past use and expensed such payment in the fourth quarter of 1999. The additional $7,000,000 is payable over the next three years and is recorded as a prepaid license fee, which will be amortized over its estimated life of three years. In
February 2000, ATG paid the first quarterly installment of $750,000 of the remaining license fee.

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

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit, hire and train personnel for our engineering, sales, marketing and professional services departments and to establish an administrative organization. These costs have exceeded the revenues generated by our products and services. As a result, we have incurred net losses in each year since inception and as of March 31, 2000, we had an accumulated deficit of $29.5 million. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results and, therefore, there can be no assurance that we will achieve or sustain revenue growth or profitability.

                             RESULTS OF OPERATIONS

    The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
REVENUES:
  Product licenses.......................................       75%            41%
  Services...............................................       25             59
                                                            ------         ------
      Total revenues.....................................      100            100
                                                            ------         ------
COST OF REVENUES:
  Product licenses.......................................        3             --
  Services...............................................       23             41
                                                            ------         ------
      Total cost of revenues.............................       26             41
                                                            ------         ------
      Gross profit.......................................       74             59
                                                            ------         ------
OPERATING EXPENSES:
  Research and development...............................       17             25
  Sales and marketing....................................       51             32
  General and administrative.............................       17             17
  Amortization of deferred compensation..................        1              5
                                                            ------         ------
      Total operating expenses...........................       86             79
                                                            ------         ------
LOSS FROM OPERATIONS.....................................      (12)           (20)
INTEREST INCOME..........................................        9              1
INTEREST EXPENSE.........................................       --             (1)
                                                            ------         ------
      Net loss...........................................       (3)%          (20)%
                                                            ======         ======

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

REVENUES

    Total revenues increased 391% from $4.4 million for the three months ended March 31, 1999 to $21.6 million for the three months ended March 31, 2000. The increase was primarily attributable to growth in the number of customers and the number of larger transactions with customers. In addition, we expanded our sales force as we continued toward our product and service target.

PRODUCT LICENSE REVENUES

    Product license revenues increased 806% from $1.8 million for the three months ended March 31, 1999 to $16.3 million for the three months ended
March 31, 2000. This increase was primarily attributable to the continued growing market acceptance of our Dynamo product suite and an increase in the number of larger transactions with customers. ATG recognized $1.4 million in revenue for the three months ended March 31, 2000 versus $530,000 for the three months ended March 31, 1999. The increase in product revenue recognized under this arrangement is the result of Informix selling more than the minimum required under the agreement. The Company expects revenues generated under this agreement to increase in absolute dollars but continue to decrease as a percentage of total product revenues. We anticipate that product license revenues will continue to grow in absolute dollars as market acceptance of our Dynamo suite of products continues to grow and we continue to cultivate relationships with systems integrators in order to encourage them to support our products.

    Product license revenues as a percentage of total revenues for the three months ended March 31, 1999 and 2000 were 41% and 75%, respectively. Management expects to trend toward our product license's revenue target of 69% of total revenues.

SERVICES REVENUES

    Services revenues increased 104% from $2.6 million for the three months ended March 31, 1999 to $5.3 million for the three months ended March 31, 2000. Professional services revenue increased 29% for the three months ended
March 31, 2000 from $2.1 million for the three months ended March 31, 1999 to $2.7 million in 2000. The increase was primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group. Software maintenance and support revenues increased 344% from $360,000 for the three months ended March 31, 1999 to $1.6 million for the three months ended March 31, 2000. This increase was attributable to the increase in product revenue that is directly attributable to the software maintenance and support revenue. The growth rate for software maintenance and support is not expected to continue at the same levels as has been achieved. Our training programs were introduced in December 1998. Training program revenue increased 422% from $186,000 for the three months ended March 31, 1999 to $970,000 for the three months ended March 31, 2000. The increase was primarily attributable to the Company introduction of training programs in 1998. We expect training revenue to increase as a percentage of services revenues and anticipate that it will enhance selling efforts for product license revenues to end-users, resellers and partners.

    Services revenues as a percentage of total revenues for the three months ended March 31, 1999 and 2000 were 59% and 25%, respectively. We expect services revenues to trend toward our target of 31% of total revenues.

COST OF LICENSE REVENUES

    Cost of license revenues increased to $708,000 for the three months ended March 31, 2000 from zero for the three months ended March 31, 1999. In
February 2000, we settled a previously disclosed lawsuit brought by BroadVision, Inc. (BroadVision) in December 1998, which alleged that we were infringing on their patent (U.S. Patent No. 5,710,887) for a method of conducting e-commerce. As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license under the BroadVision patent and any other patents that may be issued in the future that are related to the original patent. We will pay BroadVision $7.0 million in license fees which will be accounted for as cost of license revenues expensed ratably over a three year period that began in the first quarter of 2000. Cost of license revenues also includes cost associated with sustaining the current release of the Dynamo suite of products.

    Cost of license revenues as a percentage of license revenues for the three months ended March 31, 1999 and 2000 and was immaterial for the period and was 5%, respectively. We do not anticipate significant additional cost of license revenues in excess of the BroadVision license fee to be expensed over the next three years.

COST OF SERVICES REVENUES

    Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues increased 175% from $1.8 million for the three months ended March 31, 1999 to $5.0 million for the three months ended March 31, 2000. The increase was attributable to the increase in resources in our professional services group. Approximately 125% of the increase was attributable to increased compensation costs due to increases in our work force. Additionally, costs increased due to travel, recruiting and facilities costs. We anticipate these costs to continue to grow in relation to total professional services employees.

    Cost of services revenues as a percentage of services revenues for the three months ended March 31, 1999 and 2000, were 70% and 94%, respectively. We anticipate this trend to continue as a function of achieving our product/service targets to total revenues.

GROSS PROFIT

    Gross profit, in absolute dollars and as a percentage of total revenues, will vary significantly depending on the level of professional services staffing, their effective utilization rates and the mix of services performed, including product license technical support services, and whether these services are performed by us or by third-party contractors and the level of third party license fees. In addition, gross profit may vary significantly depending on the mix of revenues between services and product licenses. Gross profit consists of gross profit on services revenues and gross profit on product license revenues.

    Gross profit increased 512% from $2.6 million for the three months ended March 31, 1999 to $15.9 million for the three months ended March 31, 2000. The increase in gross profit was primarily attributable to the significant growth in revenues which was partly offset by license fees expensed related to the BroadVision settlement. Gross profit on services revenues decreased from 31% for the three months ended March 31, 1999 to 6% for the three months ended
March 31, 2000. This decrease was primarily the result of the significant increase in the number of employees in our professional services group resulting in a lower overall achievement of targeted utilization rates. We incur recruiting and training costs associated with hiring additional professionals for our services group and generally experience a low initial utilization rate from those professionals. Increases in travel and facilities costs also contributed to the decreased gross profit for services revenues. Gross profit on product license revenue decreased from 100% for the three months ended
March 31, 1999 to 96% for the three months ended March 31, 2000. This decrease was primarily due to license fees related to the BroadVision settlement.

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

    Research and development expenses increased 227% from $1.1 million for the three months ended March 31, 1999 to $3.6 million for the three months ended March 31, 2000. Approximately 80% of the increase is due to growth in hiring engineers into the group and related costs including salaries and related benefits. The remainder of the increase was primarily due to increased facilities costs.

    For the three months ended March 31, 1999 and 2000, research and development expenses as a percentage of total revenues were 25% and 17%, respectively. We anticipate that research and development expenses will fluctuate as a percentage of total revenues and on the level of revenue growth. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in absolute dollars in future periods.

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

    Sales and marketing expenses increased 714% from $1.4 million for the three months ended March 31, 1999 to $11.1 million for the three months ended
March 31, 2000. The significant increase was due to increases in the number of sales and marketing personnel and related expenses.

    For the three months ended March 31, 1999 and 2000, sales and marketing expenses as a percentage of total revenues were 32% and 51%, respectively. We anticipate sales and marketing expenses may fluctuate as a percentage of total revenues from the current percentage depending on the level and timing of program spending, the rate at which newly-hired sales personnel become productive and the level of revenue. We expect sales and marketing expenses, in absolute dollars, increase as we continue to execute our strategy for expansion of our sales and marketing efforts, both in the United States and internationally, as we continue to hire and train new sales personnel, open additional sales offices and increase marketing and promotional spending.

GENERAL AND ADMINISTRATIVE EXPENSES

    Our finance and administration group is responsible for operations and infrastructure of the entire organization. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

    General and administrative expenses increased 398% from $743,000 for the three months ended March 31, 1999 to $3.7 million for the three months ended March 31, 2000. Approximately 23% of the increase is related to the hiring of additional professionals to manage the growth of the company resulting in increased salaries and benefits, approximately 26% of the increase is due to increased consulting services and approximately 9% of the increase is due costs related to hiring and training new personnel.

    For both the three months ended March 31, 1999 and 2000, general and administrative expenses as a percentage of total revenues were 17%. We plan to make significant investments in infrastructure and personnel to help support the planned growth of the company. As a result, we expect a significant increase in absolute dollars for general and administrative costs for the remainder of the year. As a percentage of total revenues, we expect general and administrative expenses to fluctuate depending upon the rate of growth in expenditures and total revenues.

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

    Amortization of deferred stock compensation expense increased 41% from $216,000 for the three months ended March 31, 1999 to $304,000 for the three months ended March 31, 2000. This is due to the timing of the Company's recording of the deferred stock compensation.

INTEREST INCOME (EXPENSE)

    Interest income increased from $50,000 for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000. The increase is the result of our completion of our initial and secondary public offerings completed in May and November 1999 from which we received net proceeds of approximately $153.3 million that was invested primarily in cash, cash equivalents and marketable securities. We anticipate interest income may decline as we use the net proceeds for working capital and other general corporate purposes. We may also use a portion of our existing cash resources for possible acquistions of businesses, products and technologies.

    Interest expense decreased from $24,000 for the three months ended
March 31, 1999 to zero for the three months ended March 31, 2000 as a result of our repayment of outstanding indebtedness with the proceeds of our initial public offering.

PROVISION FOR INCOME TAXES, NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

    We incurred losses for each of the three months ended March 31, 2000 and 1999. Accordingly, there were no provisions for income taxes. As of December 31, 1999, we had net operating loss carryforwards of $17.9 million and research and development tax credit carryforwards of $604,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and captial leases.

    Cash used in operating activities was $9.0 million for the three months ended March 31, 2000. This represents an operating loss of $607,000 and changes in working capital items consisting primarily of uses of cash for accounts receivable and accounts payable of $5.3 million and $4.4 million, respectively. We paid $8.75 million in license fees to BroadVision in February 2000 under a settlement reached with BroadVision in connection with a patent infringement lawsuit.

    Our investing activities consisted primarily of capital expenditures of $1.7 million for three months ended March 31, 2000 and net purchase of marketable securities of $21.5 million. Assets acquired consist principally of computer hardware and software. We expect that our capital expenditures to continue to significantly increase as we continue to hire additional employees. Management expects total capital expenditures to be approximately $11 million over the next twelve months.

    The Company's financing activities consist primarily of issuance of stock options and shares issued under the Company's employee stock purchase plan.

    We have a revolving line of credit which provides for borrowings of up to the lesser of $5.0 million or 80% of eligible accounts receivable with Silicon Valley Bank that bears interest at the bank's prime rate plus 0.25%.

    At March 31, 2000, we had $3.4 million available under the line of credit based upon our borrowing base. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We are currently in compliance with all related financial covenants and restrictions. At March 31, 2000, we had $140 million in cash, cash equivalents and marketable securities and $125.8 million in working capital. We believe that the net proceeds from the our initial and secondary public offerings, together with the existing financial resources and commercial credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on our profitability, ability to manage working capital requirements and our growth rate. We may seek to raise additional funds through public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisitions of businesses, products or technologies. There can be no assurance that additional funds will be available at all or that, if available, will be obtainable on terms favorable to us. Additional financing could also be dilutive.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

    Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the other information set forth in this report, including our financial statements and the related notes and Form 10-K and Annual Report.

WE EXPECT OUR LOSSES TO CONTINUE AND WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE

    Since inception, we have not been profitable in any fiscal period. We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As of March 31, 2000, we had an accumulated deficit of $29.5 million. We anticipate that our operating expenses will increase as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems. Accordingly, we expect to incur additional losses. Although our revenues have grown significantly in recent quarters, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters. Because we have a limited operating history, particularly as a company that sells software products, the prediction of future operating results is difficult and we cannot be certain that our revenues will grow at a rate that will allow us to achieve profitability. In addition, if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

    Our revenues and operating results are likely to vary significantly from quarter to quarter. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors are likely to cause variations in our operating results, including:

    --demand for our products and services

    --the timing of sales of our products and services

    --the timing of customer orders and product implementations

    --unexpected delays in introducing new products and services

    -- increased expenses, whether related to sales and marketing, product development or administration

    -- changes in the rapidly evolving market for Internet customer relationship management solutions

    --the mix of revenues derived from products and services

    --timing of hiring and utilization of services personnel

    --cost overruns related to fixed-price services projects

    --the mix of domestic and international sales

    --costs related to possible acquisitions of technologies or businesses

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

    In addition, we are obligated to indemnify customers against claims that we infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

    --cease selling or using products or services that incorporate the challenged intellectual property

    -- obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology

    --redesign those products or services to avoid infringement

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

    Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. We currently have operations in Canada, Germany, the Netherlands, Sweden and the United Kingdom and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three months ended March 31, 2000. We do not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

    A patent infringement claim was filed by BroadVision, one of our competitors, on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleged that we were infringing its patent (U.S. Patent No. 5,710,887) for a method of conducting e-commerce. BroadVision sought a permanent injunction of the sale of our Dynamo product in their current forms as well as unspecified damages. On February 4, 1999, we filed our answer denying the allegations in BroadVision's complaint and also filed a counterclaim against BroadVision seeking a judgement that we were not infringing its patent and that the patent in question is in fact unenforceable and invalid.

    In February 2000, we reached a settlement with BroadVision by which, among other things, it dropped its claim of infringement, and we dropped our claim of non-infringement and patent invalidity. We did not make any admission of wrong-doing, liability, violation of law, infringement or validity regarding the patent in question.

    As is customary in patent litigation settlements, in return for past and future cash payments, we received a non-exclusive, worldwide, perpetual, paid-up license to make, use, and sell products arguably covered by BroadVision's patent and any other patents that may be issued in the future that are related to the original patent. Releases of liability were exchanged and the litigation has now been dismissed by agreement of the parties and order of the court.

    We will pay BroadVision $15,000,000 for the license. We paid $8,000,000 in February 2000 for alleged past use and was accounted for as cost of license and expensed such payment in the fourth quarter of 1999. An additional $7,000,000 is payable in quarterly installments over the next three years and will be recorded as a prepaid license fee, which will be amortized over its estimated life of three years.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (D) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

    On July 26, 1999 we closed our initial public offering of 10,000,000 shares of common stock at a public offering price of $6 per share. The net proceeds to the Company from the offering were approximately $54,302,000. On July 30, 1999, in connection with the exercise of the underwriters' over-allotment option, the Company issued an additional 336,000 shares of common stock at the initial public offering price of $6 per share. Net proceeds to the Company from the exercise of the over-allotment option were approximately $1,875,000.

    On November 10, 1999 we closed our secondary public offering of 9,000,000 shares of common stock, of which 2,850,000 shares were sold by the Company at a public offering price of $33.75. The net proceeds to the Company from the offering were approximately $91,428,000. On November 22, 1999, in connection with the exercies of the underwriter's over-allotment option, the Company issued an additional 175,840 shares of common stock at the public offering price of $33.75 per share. Net proceed to the Company from the exercise of the over-allotment option were approximately $5,671,000.

    From the effective dates of the offerings through March 31, 2000, we used approximately $22 million for sales and marketing, approximately $6.2 million for capital expenditures, approximately $6.9 million for research development, and approximately $500,000 for the repayment of indebtedness. As of March 31, 2000, we had approximately $118 million of net proceeds remaining, and pending use of these proceeds, we invest the proceeds primarily in high-quality short-term investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
  27.......             Financial Data Schedule

    (B) REPORTS ON FORM 8-K

       The Registrant filed a report on Form 8-K announcing a two-for-one stock split of its outstanding shares of Common Stock, dated March 7, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:    /s/ JEET SINGH
       ---------------------------------
       Jeet Singh
       Chief Executive Officer (Principal Executive Officer)

Date:  May 15, 2000

By:    /s/ ANN C. BRADY
       ------------------------------------
       Ann C. Brady
       Vice President, Finance and Chief Financial Officer
       (Principal Financial Officer)

Date:  May 15, 2000

By:    /s/ THOMAS J. QUINN
       ---------------------------------
       Thomas J. Quinn
       Corporate Controller (Principal Accounting Officer)

Date:  May 15, 2000