Form 10-Q
period 2000-06-30
ART TECHNOLOGY GROUP INC
filed 2000-08-14
CIK 1086195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes: [X] No: [ ]

As of August 4, 2000 there were 67,036,452 shares of the Registrant's common stock outstanding.

                           ART TECHNOLOGY GROUP, INC.
                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

-    Consolidated Condensed Balance Sheets at June 30, 2000 and
     December 31, 1999
- Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999
- Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999
-    Notes to Unaudited Consolidated Condensed Financial Statements

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


                                   SIGNATURES

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ART TECHNOLOGY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (UNAUDITED)

                                                                    June 30,    December 31,
                                                                      2000          1999
                                                                   ---------    ------------
                                       ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                     $  72,619      $ 124,711
     Marketable securities                                            66,716          5,137
     Accounts receivable, net of reserve for doubtful
       accounts of $1,723 and $460, respectively                      23,508         12,539
     Unbilled services                                                 2,066            782
     Prepaid expenses and other current assets                         3,276          1,908
                                                                   ---------      ---------

             Total current assets                                    168,185        145,077

   Property and equipment, net                                         9,207          5,465
   Long-term marketable securities                                     3,517         19,394
   Other assets                                                        7,494          7,799
                                                                   ---------      ---------

                                                                   $ 188,403      $ 177,735
                                                                   =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Current maturities of long-term obligations                   $   2,500      $   3,000
     Accounts payable                                                  5,956         11,285
     Accrued expenses                                                 12,839          4,728
     Deferred revenue                                                 12,416          8,337
                                                                   ---------      ---------

             Total current liabilities                                33,711         27,350
                                                                   ---------      ---------

   Long-term obligations, less current maturities                      3,000          4,000
                                                                   ---------      ---------

   Commitments and contingencies (Note 9)

   Stockholders' equity:
     Preferred stock, $.01 par value-
       Authorized- 10,000,000 shares                                      --             --
       Issued and outstanding-none
     Common stock, $.01 par value-
       Authorized- 100,000,000 shares
       Issued and outstanding- 66,889,377 shares and
          65,551,024 shares at June 30, 2000 and
          December 31, 1999, respectively                                669            656
     Additional paid-in capital                                      180,642        178,218
     Deferred compensation                                            (3,020)        (3,628)
     Accumulated deficit                                             (26,599)       (28,861)
                                                                   ---------      ---------

             Total stockholders' equity                              151,692        146,385
                                                                   ---------      ---------

                                                                   $ 188,403      $ 177,735
                                                                   =========      =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                           ART TECHNOLOGY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                              Three Months Ended       Six Months Ended
                                             --------------------    --------------------
                                             June 30,    June 30,    June 30,    June 30,
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
REVENUES:
  Product licenses                           $ 23,811    $  3,105    $ 40,058    $  4,911
  Services                                      8,818       3,128      14,143       5,742
                                             --------    --------    --------    --------

    Total revenues                             32,629       6,233      54,201      10,653

COST OF REVENUES:
    Product licenses                              865          17       1,573          17
    Services                                    6,897       2,231      11,889       4,044
                                             --------    --------    --------    --------

    Total cost of revenues                      7,762       2,248      13,462       4,061
                                             --------    --------    --------    --------

    Gross profit                               24,867       3,985      40,739       6,592
                                             --------    --------    --------    --------

OPERATING EXPENSES:
  Research and development                      4,095       1,392       7,690       2,523
  Sales and marketing                          14,339       2,617      25,391       4,037
  General and administrative                    5,014       1,115       8,689       1,858
  Amortization of deferred compensation           304         303         608         519
                                             --------    --------    --------    --------

    Total operating expenses                   23,752       5,427      42,378       8,937
                                             --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                   1,115      (1,442)     (1,639)     (2,345)
INTEREST INCOME                                 2,254          71       4,401         121
INTEREST EXPENSE                                    -         (25)          -         (49)
                                             --------    --------    --------    --------

    Net income (loss) before provision for      3,369      (1,396)      2,762      (2,273)
    income taxes

PROVISION FOR INCOME TAXES                        500           -         500           -
                                             --------    --------    --------    --------

    Net income (loss)                           2,869      (1,396)      2,262      (2,273)

ACCRETION OF DIVIDENDS, DISCOUNT
  AND OFFERING COSTS ON
  PREFERRED STOCK                                   -        (243)          -        (487)
                                             --------    --------    --------    --------

    Net income (loss) available for common
    stockholders                             $  2,869    $ (1,639)   $  2,262    $ (2,760)
                                             ========    ========    ========    ========

NET INCOME (LOSS) PER SHARE (Note 2):
  Basic net income (loss) per share          $   0.04    $  (0.08)   $   0.03    $  (0.14)
                                             --------    --------    --------    --------

  Shares used in computing basic net
    income (loss) per share                    66,655      19,344      66,339      19,076
                                             --------    --------    --------    --------

  Diluted net income (loss) per share        $   0.04    $  (0.08)   $   0.03    $  (0.14)
                                             --------    --------    --------    --------

  Shares used in computing
    diluted net income (loss) per share        72,855      19,344      72,872      19,076
                                             --------    --------    --------    --------


      The accompanying notes are an integral part of these consolidated condensed financial statements

                           ART TECHNOLOGY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)

                                                                              Six Months Ended
                                                                         -------------------------
                                                                          June 30,        June 30,
                                                                            2000            1999
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $   2,262       $  (2,273)
   Adjustments to reconcile net income (loss) to net cash (used in)
     Provided by operating activities-
       Amortization of deferred compensation                                   608             519
       Noncash interest expense related to issuance of warrants               --                10
       Depreciation and amortization                                         1,121             239
       Changes in current assets and liabilities-
           Accounts receivable, net                                        (10,969)           (966)
           Unbilled services                                                (1,284)           (482)
           Prepaid expenses and other current assets                        (1,368)           (349)
           Accounts payable                                                 (5,329)            905
           Accrued expenses                                                  8,111             621
           Deferred revenue                                                  4,079           4,463
                                                                         ---------       ---------

              Net cash (used in) provided by operating activities           (2,769)          2,687
                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities, net                                 (45,702)         (1,001)
   Purchases of property and equipment                                      (4,863)         (1,040)
   Cash paid to acquire Petronio Technology Group, Inc.                       (600)             -
   Decrease (increase) in other assets                                         905            (558)
                                                                         ---------       ---------

              Net cash used in investing activities                        (50,260)         (2,599)
                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                   1,678             260
   Proceeds from employee stock purchase plan                                  759            --
   Payments on long-term obligations                                        (1,500)            --
   Payments on term loan to a bank                                            --               (53)
   Payments on equipment line of credit                                       --               (70)
   Payments on capital lease obligations                                      --               (61)
                                                                         ---------       ---------

              Net cash provided by financing activities                        937              76
                                                                         ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (52,092)            164
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             124,711           4,093
                                                                         ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  72,619       $   4,257
                                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Accretion of dividends and discounts on Series B and Series D
       redeemable convertible preferred stock                            $    --         $     487
                                                                         =========       =========



    The accompanying notes are an integral part of these consolidated condensed financial statements

                           ART TECHNOLOGY GROUP, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. OPERATIONS AND BASIS OF PRESENTATION

Art Technology Group, Inc. ("ATG" or the "Company") is a Delaware corporation which was incorporated on December 31, 1991. The Company offers an integrated suite of Internet customer relationship management and electronic commerce software applications, as well as related application development, integration and support services.

The accompanying consolidated condensed financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K. In the opinion of management, the accompanying consolidated financial statements and notes herein are unaudited but, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

     2. NET INCOME (LOSS) PER SHARE INFORMATION

Net income (loss) per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net income
(loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive. The following table sets forth basic and diluted income (loss) per share computational data for the periods presented (in thousands, except per share amounts):

                                                 Three Months Ended               Six Months Ended
                                              -------------------------       -------------------------
                                              June 30,         June 30,       June 30,        June 30,
                                                2000             1999           2000            1999
                                              --------         --------       --------         --------
Net income (loss) available for
   common stockholders                        $  2,869         $ (1,639)      $  2,262         $ (2,760)
                                              --------         --------       --------         --------

Weighted average common shares
   outstanding used in computing
   basic net income (loss) per share            66,655           19,344         66,339           19,076

Weighted average common equivalent
   shares outstanding:
   employee common stock options                 6,200           --              6,533           --
                                              --------         --------       --------         --------

Total weighted average common and
   common equivalent shares outstanding
   used in computing diluted net
   income (loss) per share                      72,855           19,344         72,872           19,076
                                              --------         --------       --------         --------




Basic net income (loss) per share             $   0.04         $  (0.08)      $   0.03         $  (0.14)
                                              ========         ========       ========         ========

Diluted net income (loss) per share           $   0.04         $  (0.08)      $   0.03         $  (0.14)
                                              ========         ========       ========         ========


Options and warrants to purchase a total of 5,312,035 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 1999, and were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

Options to purchase a total of 3,619,977 and 3,332,576 weighted shares of common stock outstanding for the three and six months ended June 30, 2000, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during the periods.

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

ATG recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2 and SOP 98-9 MODIFICATION OF 97-2, SOFTWARE REVENUE RECOGNITION. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9, MODIFICATION OF 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG's list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon unit sales by the resellers. ATG does not grant its resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time-and-materials basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by ATG in advance of billings.

     4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than ninety days. Marketable securities are investment-grade securities with original maturities of greater than ninety days. The average maturity of the Company's marketable securities is approximately 10.3 months at June 30, 2000. To date, the Company has not recorded any realized gains or losses.

                                              June 30,   December 31,
                                               2000          1999
                                             --------    ------------
Cash and cash equivalents-
    Cash                                     $    267      $    884
    Money market accounts                      19,530       123,827
    Corporate securities                       52,822          --
                                             --------      --------

        Total cash and cash equivalents      $ 72,619      $124,711
                                             --------      --------

Marketable securities-
    Corporate securities                     $ 70,233      $ 24,531
                                             --------      --------

        Total marketable securities          $ 70,233      $ 24,531
                                             --------      --------


     5. DEFERRED COMPENSATION

In connection with certain stock option grants during the year ended December 31, 1998 and through May, 1999, the Company recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $304,000 and $303,000 for the three months ended June 30, 2000 and 1999, respectively, and $608,000 and $519,000 for the six months ended June 30, 2000 and 1999, respectively, related to the amortization of this deferred compensation.

     6. LONG-TERM OBLIGATIONS

In connection with a settlement of the patent infringement claim by BroadVision, Inc. ("BroadVision"), ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG agreed to pay BroadVision $15,000,000 for the license to BroadVision technology. To date, ATG has paid $9,500,000. ATG will pay the remaining $5,500,000 in quarterly installments of $750,000 for the remainder of fiscal 2000 and quarterly installments of $500,000 in fiscal years 2001 and 2002. These payments are included in the accompanying consolidated balance sheet, as follows: $2,500,000 in current maturities of long-term obligations and $3,000,000 in long-term obligations, less current maturities (See Note 8).

     7. COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS NO. 130, REPORTING COMPREHENSIVE INCOME in 1998. The Company does not have any components of comprehensive income (loss) other than its reported net income (loss).

     8. SEGMENT INFORMATION

The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-makers, or decision-making group, in making decisions how to allocate resources and assess performance. ATG's chief operating decision-makers, as defined under SFAS No. 131, are the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer.

The following table summarizes the Company's revenues by geographic location (in thousands):


                         Three Months Ended        Six Months Ended
                        --------------------     --------------------
                        June 30,     June 30,    June 30,     June 30,
                         2000         1999        2000          1999
                         ----         ----        ----          ----
Revenues
  United States         $26,458      $6,090      $45,673      $10,380
  International           6,171         143        8,528          273
                        -------      ------      -------      -------
Total Revenues          $32,629      $6,233      $54,201      $10,653
                        =======      ======      =======      =======

     9. COMMITMENTS AND CONTINGENCIES

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

As is customary in patent litigation settlements, ATG, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use, and sell products arguably covered by BroadVision's patent and any other patents that may be issued in the future that are related to the original patent.

ATG agreed to pay BroadVision $15,000,000 for the license to BroadVision technology. ATG paid $8,000,000 in February 2000 for alleged past use and expensed such payment in the fourth quarter of 1999. The additional $7,000,000 is payable over the next three years and is recorded as a prepaid license fee, of which the unamortized portion is included in other assets. This prepaid license fee will be amortized over its estimated life of three years. To date, ATG has paid $9,500,000 in connection with the settlement and has amortized $584,000 and $1,168,000 of the prepaid license fee during the three and six months ended June 30, 2000.

     10. ACQUISITIONS

On May 17, 2000, ATG completed the acquisition of Petronio Technology Group, a Boston based provider of educational training and consulting services. ATG acquired Petronio Technology Group for $1,200,000 consisting of an initial payment of $600,000 at the closing and two annual contingent payments of $300,000 each. The acquisition has been accounted for under the purchase method of accounting and the results of operations for Petronio Technology Group have been included in ATG's results beginning of the acquisition date. ATG recorded $600,000 in goodwill which is being amortized over two years and the Company is recognizing the contingent payments as compensation expense ratably over the two year period.

     11. SUBSEQUENT EVENT

On July 17, 2000, ATG completed the acquisition of privately held Toronto Technology Group (TTG), a thirty-person consulting and educational services company based in Toronto, Canada for approximately $12.0 million in cash, options and shares of common stock. The acquisition will be accounted for under the purchase method of accounting. Upon the closing of the transaction, ATG paid approximately $5.2 million in cash, issued 19,634 employee stock options and 56,237 restricted shares of common stock subject to a three year vesting schedule. ATG will record approximately $2.75 million of the purchase price to the acquired workforce which is being amortized over five years. Additionally, ATG will record the value of the stock options and common shares of approximately $7.5 million as compensation expense over approximately three years. The remainder of the purchase will be allocated to goodwill and amortized ratably over five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2 AND SOP 98-9 MODIFICATION OF 97-2 SOFTWARE REVENUE RECOGNITION. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9 MODIFICATION OF 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned which is generally ratably over the life of the reseller agreement for guaranteed minimum royalties or based upon unit sales by the resellers. We do not grant our resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by us in advance of billings.

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

On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 is to become effective for calendar year end companies for the quarter ending December 31, 2000. The Company does not believe application of SAB 101 will have a significant effect on its financial condition or results of operations.

                              RESULTS OF OPERATIONS

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

                                        Three Months Ended      Six Months Ended
                                        ------------------     ------------------
                                        June 30,   June 30,    June 30,   June 30,
                                          2000       1999        2000       1999
                                        -------    -------     -------    -------
REVENUES:
      Product licenses                     73%        50%         74%         46%
      Services                             27         50          26          54
                                         ----       ----        ----        ----

         Total revenues                   100        100         100         100

COST OF REVENUES:
         Product licenses                   3          -           3           -
         Services                          21         36          22          38
                                         ----       ----        ----        ----

         Total cost of revenues            24         36          25          38
                                         ----       ----        ----        ----


         Gross profit                      76         64          75          62
                                         ----       ----        ----        ----

OPERATING EXPENSES:
      Research and development             13         22          14          24
      Sales and marketing                  44         42          47          38
      General and administrative           15         18          16          17
      Amortization of deferred
      compensation                          1          5           1           5
                                         ----       ----        ----        ----

         Total operating expenses          73         87          78          84
                                         ----       ----        ----        ----

INCOME (LOSS) FROM OPERATIONS               3        (23)         (3)        (22)
INTEREST INCOME, NET                        7          1           8           1
                                         ----       ----        ----        ----
         Net income (loss) before
         provision for income taxes        10        (22)          5         (21)
                                         ----       ----        ----        ----

PROVISION FOR INCOME TAXES                  1          -           1           -
                                         ----       ----        ----        ----

         Net income (loss)                  9%       (22)%         4%        (21)%
                                         ====       ====        ====        ====


THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUES

Total revenues increased 426% from $6.2 million for the three months ended June 30, 1999 to $32.6 million for the three months ended June 30, 2000. Total revenues increased 407% from $10.7 million for the six months ended June 30, 1999 to $54.2 million for the six months ended June 30, 2000. The increases were primarily attributable to strong market acceptance of our Dynamo suite of products as we continue to cultivate relationships with systems integrators and train our partner channels in order to encourage them to support our products.

PRODUCT LICENSE REVENUES

Product license revenues increased from $3.1 million for the three months ended June 30, 1999 to $23.8 million for the three months ended June 30, 2000 and from $4.9 million for the six months ended June 30, 1999 to $40.1 million for the six months ended June 30, 2000. The increases were primarily attributable to the continued rapid growth in our partner channel and higher institutional sales. We experienced a significant increase in the number of individual license arrangements under which the initial license fee was in excess of $1.0 million. We anticipate that product license revenues will continue to grow in absolute dollars, but expect the sequentially rate of growth to decrease as compared to the past several quarters.

Product license revenues increased as a percentage of total revenues from 50% for the three months ended June 30, 1999 to 73% for the three months ended June 30, 2000 and from 46% for the six months ended June 30, 1999 to 74% for the six months ended June 30, 2000. Management believes these percentages are consistent with the product license's revenue target of 70% of total revenues.

SERVICES REVENUES

Services revenues increased 184% from $3.1 million for the three months ended June 30, 1999 to $8.8 million for the three months ended June 30, 2000 and increased 147% from $5.7 million for the six months ended June 30, 1999 to $14.1 million for the six months ended June 30, 2000. Professional services revenue increased 77% from $2.6 million for the three months ended June 30, 1999 to $4.6 million for the three months ended June 30, 2000 and 55% from $4.7 million for the six months ended June 30, 1999 to $7.3 million for the six months ended June 30, 2000. The increases were primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group. Software maintenance and support revenues increased 477% from $537,000 for the three months ended June 30, 1999 to $3.1 million for the three months ended June 30, 2000 and 370% from $1.0 million for the six months ended June 30, 1999 to $4.7 million for the six months June 30, 2000. The increases are the result of continued increases in product revenue that generate software maintenance and support revenue. In addition we had increases in software maintenance and support renewals. Training revenue increased 515% from $179,000 for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000 and 475% from $365,000 for the six months ended June 30, 1999 to $2.1 million for the six months ended June 30, 2000. The increases are primarily attributable to the Company's extended training program offerings. In addition, ATG's acquisition of Petronio Technology Group on May 17, 2000 provides us with additional Java, J2EE and XML courseware, as well as strengthening ATG's training capabilities with the addition of seasoned trainers and curriculum developers. We believe that these capabilities will enhance selling efforts for product license revenues to end-users, resellers and partners.

Services revenues decreased as a percentage of total revenues from 50% for the three months ended June 30, 1999 to 27% for the three months ended June 30, 2000 and from 54% for the six months ended June 30, 1999 to 26% for the six months ended June 30, 2000. Management believes these percentages are consistent with the services revenues target of 30% of total revenues.

COST OF LICENSE REVENUES

Cost of license revenues increased from $17,000 for the three months ended June 30, 1999 to $865,000 for the three months ended June 30, 2000 and from $17,000 for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000. In February 2000, we settled a previously disclosed lawsuit filed by BroadVision, Inc. (BroadVision) in December 1998, which alleged that we were infringing on their patent (U.S. Patent No. 5,710,887) for a method of conducting e-commerce. As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by BroadVision's patent and any other patents that may be issued in the future that are related to the original patent. We agreed to pay BroadVision $15.0 million in license fees, of which $8.0 million was paid in February 2000, that is being accounted for as cost of license revenues. The initial payment of $8.0 million was expensed in the fourth quarter of 1999 and the remaining $7.0 million will be expensed ratably over a three-year period that began in the first quarter of 2000. Cost of license revenues also includes cost associated with sustaining the current release of the Dynamo suite of products.

Cost of license revenues as a percentage of product revenues increased from 1% for the three months ended June 30, 1999 to 4% for the three months ended June 30, 2000 and from less than 1% for the six months ended June 30, 1999 to 4% for the six months ended June 30, 2000. We do not anticipate significant additional cost of license revenues in excess of the BroadVision license fee to be incurred over the next three years.

COST OF SERVICES REVENUES

Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues increased 214% from $2.2 million for the three months ended June 30, 1999 to $6.9 million for the three months ended June 30, 2000 and increased 198% from $4.0 million for the six months ended June 30, 1999 to $11.9 million for the six months ended June 30, 2000. The increases were attributable to the growth of our resources in our professional services group. Approximately 47% and 51% of the increases, respectively, for the three and six months ended June 30, 2000 were related to compensation and benefit costs. Additionally, costs increased due to third party contract expense and recruiting, hiring and training. We anticipate these costs to continue to grow.

Cost of services revenues as a percentage of services revenues increased from 71% for the three months ended June 30, 1999 to 78% for the three months ended June 30, 2000 and from 70% for the six months ended June 30, 1999 to 84% for the six months ended June 30, 2000.

GROSS PROFIT

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

Gross profit increased 523% from $4.0 million for the three months ended June 30, 1999 to $24.9 million for the three months ended June 30, 2000 and increased 517% from $6.6 million for the six months ended June 30, 1999 to $40.7 million for the six months ended June 30, 2000. The increases in gross profit were primarily attributable to the growth in product license revenues, as a percentage of total revenues, which have no significant cost of revenues. Additionally service margins attained contributed to the increase in total gross profit due to mainly to support and maintenance growth related to higher than expected product revenues over the past few quarters.

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

Research and development expenses increased 193% from $1.4 million for the three months ended June 30, 1999 to $4.1 million for the three months ended June 30, 2000 and increased 208% from $2.5 million for the six months ended June 30, 1999 to $7.7 million for the six months ended June 30, 2000. Research and development expenses as a percentage of total revenues were 22% for the three months ended June 30, 1999 and 13% for the three months ended June 30, 2000 and 24% and 14% for the six months ended June 30, 1999 and 2000, respectively. These increases in dollar and percentage terms were largely due to the research and development expenses associated with ATG's Dynamo 5 E-Business Platform, which was announced in July 2000.

We anticipate that research and development expenses will fluctuate as a percentage of total revenues based upon the level of revenue growth. We expect research and development expenses to increase as we aggressively expand our research and development hiring efforts subsequent to the Dynamo 5 general release anticipated for the third quarter.

SALES AND MARKETING EXPENSES

Our sales and marketing group is responsible for selling directly to end-users or co-selling through systems integrator partners and co-marketing relationships with systems integrators that serve the market for information system products and services. Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

Sales and marketing expenses increased 450% from $2.6 million for the three months ended June 30, 1999 to $14.3 million for the three months ended June 30, 2000 and increased 535% from $4.0 million for the six months ended June 30, 1999 to $25.4 million for the six months ended June 30, 2000. The increases were primarily associated with international sales and marketing expansion, global hiring and advertising efforts, including our Dynamo Open user conference. Approximately 41% and 39% of the increases, respectively, for the three and six months ended June 30, 2000 were related to compensation and benefit costs. Additionally approximately 34% and 38% of the increases, respectively, for the three and six months ended June 30, 2000 were related to marketing and promotional expenses.

Sales and marketing expenses as a percentage of total revenues were 42% for the three months ended June 30, 1999 and 44% for the three months ended June 30, 2000 and were 38% for the six months ended June 30, 1999 and 47% for the six months ended June 30, 2000. We anticipate sales and marketing expenses may fluctuate as a percentage of total revenues from the current percentage depending on the level and timing of program spending and the rate at which newly-hired sales personnel become productive and on the level of revenue growth. We expect sales and marketing expenses, in absolute dollars, will increase as we continue to execute our strategy for expansion of our sales and marketing efforts, both domestically and internationally. We will continue to hire and train new sales personnel, open additional sales offices and increase marketing and promotional spending as well as our global branding initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES

Our finance and administration group is responsible for operations and infrastructure of the entire organization. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

General and administrative expenses increased 355% from $1.1 million for the three months ended June 30, 1999 to $5.0 million for the three months ended June 30, 2000 and increased 358% from $1.9 million for the six months ended June 30, 1999 to $8.7 million for the six months ended June 30, 2000. Approximately 36% of the increases, respectively, for the three and six months ended June 30, 2000 related to increases in personnel and related expenses associated with headcount increases. Additionally, approximately 18% and 21% of the increases, respectively, for the three and six months ended June 30, 2000 related to increased consulting services for our infrastructure initiatives. Further increases were the result of recording additional allowances for doubtful accounts as a result of the significant increases in revenues.

General and administrative expenses as a percentage of total revenues were 18% for the three months ended June 30, 1999 and 15% for the three months ended June 30, 2000 and were 17% for the six months ended June 30, 1999 and 16% for the six months ended June 30, 2000. We plan to continue investing in infrastructure and personnel to help support the planned growth of the company. As a result, we expect a significant increase in absolute dollars for general and administrative costs for the remainder of the year. As a percentage of total revenues, we expect general and administrative expenses to fluctuate depending upon the rate of growth in expenditures and total revenues.

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

Amortization of deferred stock compensation expense remained consistent for the three months ended June 30, 1999 as compared to the three months ended June 30, 2000 and increased 17% from $519,000 for the six months ended June 30, 1999 to $608,000 for the three months ended June 30, 2000. This increase is due to the timing of the Company's recording of the deferred stock compensation.

INTEREST INCOME (EXPENSE)

Interest income increased 314% from $71,000 for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000 and increased 354% from $121,000 for the six months ended June 30, 1999 to $4.4 million for the six months ended June 30, 2000. The increases are the result of our completion of our initial and follow on public offerings completed in July and November 1999 from which we received net proceeds of approximately $153.3 million that was invested primarily in cash equivalents and marketable securities. We anticipate interest income may decline as we use the net proceeds for working capital and other general corporate purposes. We may also use a portion of our existing cash resources for possible acquistions of businesses, products and technologies.

Interest expense decreased from $25,000 for the three months ended June 30, 1999 to zero for the three months ended June 30, 2000 and decreased from $49,000 for the six months ended June 30, 1999 to zero for the six months ended June 30, 2000. The decreases were due to the repayment of outstanding indebtedness with the proceeds of our initial public offering.

PROVISION FOR INCOME TAXES, NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

As a result of achieving profitability for the three and six months ended June 30, 2000, we recorded a provision for income taxes of $500,000, which represents an effective rate of 15%. We incurred losses for the three and six months ended June 30, 1999. Accordingly, there were no provisions for income taxes in 1999. We do expect to utilize our net operating losses for the year ended December 31, 2000 and, as a result, expect our effective tax rate to be approximately 15%. Next year we anticipate our effective tax rate to be approximately 34%. As of December 31, 1999, we had net operating loss carryforwards of $17.9 million and research and development tax credit carryforwards of $604,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES.

Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and captial leases.

Cash used in operating activities was $2.8 million for the six months ended June 30, 2000. This represents operating income of $2.3 million and changes in working capital items consisting primarily of uses of cash for accounts receivable and accounts payable of $11.0 million and $5.3 million, respectively. Those amounts are offset by sources from accrued expenses and deferred revenue of $8.1 million and $4.1 million, respectively.

Our investing activities consisted primarily of capital expenditures of $4.9 million for six months ended June 30, 2000 and net purchase of marketable securities of $45.7 million. Assets acquired consist principally of computer hardware and software. We expect that our capital expenditures to continue to significantly increase as our employee base grows. Management expects total capital expenditures to be approximately $12.0 million over the next twelve months. In the second quarter we acquired Petronio Technology Group. Pursuant to the agreement we have made an initial cash payment of $600,000, and there are two additional contingent payments of approximately $300,000 each. Additionally, in July, 2000 we acquired Toronto Technology Group for approximately $12.0 million in cash, options, and exchangeable shares of common stock. Upon the closing of the transaction, ATG paid approximately $5.2 million in cash.

The Company's financing activities consist primarily the of issuance of shares upon option exercises and under the Company's employee stock purchase plan.

We have a revolving line of credit which provides for borrowings of up to the lesser of $5.5 million or 80% of eligible accounts receivable with Silicon Valley Bank that bears interest at the bank's prime rate plus 0.25%. There were no borrowings outstanding under this revolving line of credit at June 30, 2000.

At June 30, 2000, we had $190,000 available under the line of credit based upon our borrowing base. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We are currently in compliance with all related financial covenants and restrictions.

At June 30, 2000, we had $142.9 million in cash, cash equivalents and marketable securities and $134.5 million in working capital. Management believes that ATG's existing financial resources and commercial credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its growth rate. We may seek to raise additional funds through public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisitions of businesses, products or technologies. There can be no assurance that additional funds will be available at all or that, if available, will be obtainable on terms favorable to us.

Additional financing could also be dilutive.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the other information set forth in this report, including our financial statements and the related notes.

WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE AND WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE PROFITABILITY ON A QUARTERLY OR ANNUAL BASIS

This was our first profitable quarter since inception. We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As of June 30, 2000, we had an accumulated deficit of $26.6 million. We anticipate that our operating expenses will increase as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems. Although our revenues have grown significantly in recent quarters, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters. Because we have a limited operating history, particularly as a company that sells software products, the prediction of future operating results is difficult and we cannot be certain that our revenues will grow at a rate that will allow us to maintain profitability. In addition, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada, Germany, the Netherlands, Sweden and the United Kingdom and conducts transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three and six months ended June 30, 2000. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceeding

A patent infringement claim was filed by BroadVision, one of our competitors, on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleged that were infringing its patent (U.S. Patent No. 5,710,887) for a method of conducting e-commerce. BroadVision sought a permanent injunction of the sale of our Dynamo product in their current forms as well as unspecified damages. On February 4, 1999, we filed our answer denying the allegations in Broadvision's complaint and also filed a counterclaim against BroadVision seeking a judgement that we were not infringing its patent and that the patent in question is in fact unenforceable and invalid.

In February 2000, we reached a settlement with BroadVistion by which, among other things, it dropped its claim of infringement, and we dropped our claim of non-infringement and patent invalidity. We did not make any admission of wrong-doing, liability, violation of law, infringement or validity regarding the patent in question.

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

We agreed to pay BroadVision $15,000,000 for the license. To date ATG has paid $9,500,000 under the settlement. The remaining $5,500,000 is payable in installments over the next three years and will be recorded as prepaid license fee, which will be amortized over its estimated life of three years.

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

On November 10, 1999 we closed our secondary public offering of 9,000,000 shares of common stock, of which 2,850,000 shares were sold by the Company at a public offering price of $33.75. The net proceeds to the Company from the offering were approximately $91,428,000. On November 22, 1999, in connection with the exercise of the underwriter's over-allotment option, the Company issued an additional 175,840 shares of common stock at the public offering price of $33.75 per share. Net proceeds to the Company from the exercise of the over-allotment option were approximately $5,671,000.

From the effective dates of the offerings through June 30, 2000, the Company used approximately $36.3 million for sales and marketing, approximately $11.1 million for capital expenditures, approximately $11 million for research development, and approximately $500,000 for the repayment of indebtedness. Additionally, approximately $800,000 was used as partial consideration and professional fees for the acquisition of Toronto Technology Group in 2000. As of June 30, 2000, the Company has approximately $93.9 million of net proceeds remaining, and pending use of these proceeds, the Company intends to invest such proceeds primarily in high-quality short-term investments.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 19, 2000. At the meeting, Phyllis S. Swersky and Robert F. Walters were elected as Class I Directors. The vote with respect to each nominee is set forth below:

                     Total Vote For                 Total Vote Withheld
                     Each Director                  From Each Director
                     -------------                  ------------------

Ms. Swersky           57,072,900                         21,218

Mr. Walters           57,072,882                         21,236


Additional Directors of the Company whose term of office continued after the meeting are Jeet Singh, Joseph T. Chung, Scott A. Jones, Charles R. Lax and Thomas N. Matlack.

The stockholders also approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase by 400,000,000 shares to 500,000,000 shares, the number of shares of common stock authorized thereunder, by a vote of 49,155,628 shares for, 7,770,207 shares against and 168,283 shares abstaining.

The stockholders also approved an amendment of the Company's 1996 Stock Option Plan to increase by 12,600,000 shares to 19,600,000 shares, the number of shares of common stock authorized for issuance under this Plan, by a vote of 39,372,603 shares for, 17,262,800 shares against and 458,715 shares abstaining.

In addition, the stockholder ratified the selection of Arthur Andersen LLP as the Company's independent auditors by a vote of 48,847,492 shares for, 1,465,654 shares against and 197,361 shares abstaining, with 6,583,611 broker non-votes.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        None.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART TECHNOLOGY GROUP, INC.
(Registrant)


By:   /s/ JEET SINGH
      ---------------------------
      Jeet Singh
      Chief Executive Officer (Principal Executive Officer)


Date: AUGUST 11, 2000

By:   /s/ ANN C. BRADY
      ---------------------------
      Ann C. Brady
      Vice President, Finance and Chief Financial Officer
      (Principal Financial Officer)


Date: AUGUST 11, 2000

By:   /s/ THOMAS J. QUINN
      ---------------------------
      Thomas J. Quinn
      Corporate Controller (Principal Accounting Officer)


Date: AUGUST 11, 2000