Form 10-Q
period 2000-09-30
ART TECHNOLOGY GROUP INC
filed 2000-11-06
CIK 1086195

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-26679

                            ------------------------

                           ART TECHNOLOGY GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       04-3141918
      (State or other jurisdiction of                (IRS Employer Identification No.)
       incorporation or organization)

 25 FIRST STREET, CAMBRIDGE, MASSACHUSETTS                         02144
  (Address of principal executive offices)                       (zip code)

                                 (617) 386-1000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

    As of October 30, 2000 there were 67,739,956 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ART TECHNOLOGY GROUP, INC.
                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    - Consolidated Condensed Balance Sheets at September 30, 2000 and December 31, 1999 (unaudited)

    - Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (unaudited)

    - Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                                   SIGNATURES

Signatures

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ART TECHNOLOGY GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 70,065        $124,711
  Marketable securities.....................................      63,965           5,137
  Accounts receivable, net of reserve for doubtful accounts
    of $2,165 and $460 at
    September 30, 2000 and December 31, 1999,
    respectively............................................      33,001          12,539
  Unbilled services.........................................       1,074             782
  Prepaid expenses and other current assets.................       3,801           1,908
                                                                --------        --------
      Total current assets..................................     171,906         145,077
Property and equipment, net.................................      16,404           5,465
Long-term marketable securities.............................      12,412          19,394
Other assets................................................      15,560           7,799
                                                                --------        --------
                                                                $216,282        $177,735
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations...............    $  2,250        $  3,000
  Accounts payable..........................................      11,850          11,285
  Accrued expenses..........................................      18,454           4,728
  Deferred revenue..........................................      17,179           8,337
                                                                --------        --------
      Total current liabilities.............................      49,733          27,350
  Deferred income taxes.....................................       1,015              --
  Long-term obligations, less current maturities............       2,500           4,000

Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value--
    Authorized--10,000,000
    Issued and outstanding--no shares.......................          --              --
  Common stock, $.01 par value--
    Authorized--500,000,000 shares and 100,000,000 shares at
      September 30, 2000 and December 31, 1999, respectively
    Issued and outstanding--67,606,654 shares and 65,551,024
      shares at
      September 30, 2000 and December 31, 1999,
      respectively..........................................         677             656
  Additional paid-in capital................................     186,684         178,218
  Deferred compensation.....................................      (2,737)         (3,628)
  Accumulated deficit.......................................     (21,590)        (28,861)
                                                                --------        --------
      Total stockholders' equity............................     163,034         146,385
                                                                --------        --------
                                                                $216,282        $177,735
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           ART TECHNOLOGY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
REVENUES:
  Product license.............................   $34,233      $ 4,461      $74,291      $ 9,372
  Services....................................    12,077        3,679       26,220        9,421
                                                 -------      -------      -------      -------
    Total revenues............................    46,310        8,140      100,511       18,793
                                                 -------      -------      -------      -------
COST OF REVENUES:
  Product license.............................       908            6        2,481           23
  Services....................................    10,084        2,602       21,973        6,646
                                                 -------      -------      -------      -------
    Total cost of revenues....................    10,992        2,608       24,454        6,669
                                                 -------      -------      -------      -------
    Gross profit..............................    35,318        5,532       76,057       12,124
                                                 -------      -------      -------      -------
OPERATING EXPENSES:
  Research and development....................     4,762        1,710       12,452        4,233
  Sales and marketing.........................    20,531        4,097       45,922        8,134
  General and administrative..................     5,836        1,292       14,525        3,150
  Stock-based compensation....................       278          304          886          823
                                                 -------      -------      -------      -------
    Total operating expenses..................    31,407        7,403       73,785       16,340
                                                 -------      -------      -------      -------
INCOME (LOSS) FROM OPERATIONS.................     3,911       (1,871)       2,272       (4,216)
INTEREST INCOME...............................     2,298          561        6,699          682
INTEREST EXPENSE..............................        --          (72)          --         (121)
                                                 -------      -------      -------      -------
    Income (loss) before provision for income
      taxes...................................     6,209       (1,382)       8,971       (3,655)
PROVISION FOR INCOME TAXES....................     1,200           --        1,700           --
                                                 -------      -------      -------      -------
    Net income (loss).........................     5,009       (1,382)       7,271       (3,655)
ACCRETION OF DIVIDENDS, DISCOUNT AND OFFERING
  COSTS ON PREFERRED STOCK....................        --       (3,908)          --       (4,395)
                                                 -------      -------      -------      -------
    Net income (loss) available for common
      stockholders............................   $ 5,009      $(5,290)     $ 7,271      $(8,050)
                                                 =======      =======      =======      =======
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic net income (loss) per share...........   $  0.07      $ (0.10)     $  0.11      $ (0.27)
                                                 =======      =======      =======      =======
  Shares used in computing basic net
    income (loss) per share...................    67,254       52,908       67,055       30,354
                                                 =======      =======      =======      =======
  Diluted net income (loss) per share.........   $  0.07      $ (0.10)     $  0.10      $ (0.27)
                                                 =======      =======      =======      =======
  Shares used in computing diluted net
    income (loss) per share...................    73,850       52,908       73,361       30,354
                                                 =======      =======      =======      =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           ART TECHNOLOGY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $  7,271         $(3,655)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
      Stock-based compensation..............................         886             823
      Noncash interest expense related to issuance of
       warrants.............................................          --              40
      Depreciation and amortization.........................       2,364             438
      Compensation expense related to issuance of restricted
       shares...............................................         427              --
      Deferred income taxes.................................         (22)             --
      Loss on disposition of fixed assets...................          42              --
      Changes in current assets and liabilities--
        Accounts receivable, net............................     (20,040)         (1,998)
        Unbilled services...................................        (293)           (187)
        Prepaid expenses and other current assets...........      (1,532)         (1,981)
        Accounts payable....................................         358           1,589
        Accrued expenses....................................      13,105           2,019
        Deferred revenue....................................       8,807           4,183
                                                                --------         -------
          Net cash provided by operating activities.........      11,373           1,271
                                                                --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities, net...................     (51,846)         (3,438)
  Purchases of property and equipment.......................     (12,979)             --
  Proceeds from sale of fixed assets........................          15              --
  Acquisition of Petronio Technology Group, Inc.............        (600)             --
  Acquisition of The Toronto Technology Group Inc...........      (5,191)             --
  Decrease (increase) in other assets.......................         553            (409)
                                                                --------         -------
          Net cash used in investing activities.............     (70,048)         (3,847)
                                                                --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial and follow-on public offerings
    of common stock.........................................          --          56,177
  Proceeds from exercise of stock options...................       4,529             415
  Proceeds from employee stock purchase plan................       1,883              --
  Payments on long-term obligations.........................      (2,250)             --
  Payments on notes payable.................................        (128)             --
  Payments on term loan to a bank...........................          --            (320)
  Payments on equipment line of credit......................          --            (200)
  Payments on capital lease obligations.....................          --            (190)
                                                                --------         -------
          Net cash provided by financing activities.........       4,034          55,882
                                                                --------         -------
FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS........          (5)             --
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (54,646)         53,306
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     124,711           4,093
                                                                --------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 70,065         $57,399
                                                                ========         =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Conversion of preferred stock into common stock.........    $     --         $13,750
                                                                ========         =======
    Accretion of dividend and discount on series B and
     series D redeemable convertible preferred stock........    $     --         $ 4,395
                                                                ========         =======
    Value ascribed to options issued in connection with the
     acquisition of The Toronto Technology Group Inc........    $  2,212         $    --
                                                                ========         =======

In connection with the acquisition of The Toronto Technology
  Group Inc., the following non-cash transaction occurred:
    Fair value of tangible assets acquired..................    $    699         $    --
    Intangible assets acquired..............................       5,124              --
    Liabilities assumed.....................................        (632)             --
                                                                --------         -------
    Cash paid for acquisition and acquisition costs.........    $  5,191         $    --
                                                                ========         =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

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

    The accompanying unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1999. In the opinion of management, the accompanying consolidated condensed financial statements and notes herein contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

    The accompanying consolidated condensed financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

2. NET INCOME (LOSS) PER SHARE INFORMATION

    Net income (loss) per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from conversion of stock options and warrants using the treasury stock method, if dilutive. The following table sets forth basic and diluted income (loss) per share computational data for the periods presented (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       ---------------------   ---------------------
                                                       SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                          30,         30,         30,         30,
                                                         2000        1999        2000        1999
                                                       ---------   ---------   ---------   ---------
Net income (loss) available for
  common stockholders................................   $5,009      $(5,290)    $7,271      $(8,050)
                                                        ======      =======     ======      =======
Weighted average common shares outstanding used in
  computing basic net income (loss) per share........   67,254       52,908     67,055       30,354
Weighted average common equivalent shares
  outstanding:
  Employee common stock options......................    6,596           --      6,306           --
                                                        ------      -------     ------      -------
Total weighted average common and common equivalent
  shares outstanding used in computing diluted net
  income (loss) per share............................   73,850       52,908     73,361       30,354
                                                        ======      =======     ======      =======
Basic net income (loss) per share....................   $ 0.07      $ (0.10)    $ 0.11      $ (0.27)
                                                        ======      =======     ======      =======
Diluted net income (loss) per share..................   $ 0.07      $ (0.10)    $ 0.10      $ (0.27)
                                                        ======      =======     ======      =======

------------------------

(1) Options and warrants to purchase a total of 3,937,221 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 1999, as the effect of their inclusion would have been anti-dilutive.

(2) Options to purchase a total of 4,209,904 and 3,621,155 weighted shares of common stock outstanding for the three and nine months ended September 30, 2000, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during the periods.

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

    ATG recognizes revenue in accordance with Statement of Position (SOP)
No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG's list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon unit sales by the resellers. ATG does not grant its resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time-and-materials basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by ATG in advance of billings.

4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    ATG accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than 90 days. Marketable securities are investment-grade securities with original maturities of greater than 90 days. At December 31, 1999 and September 30, 2000, all of ATG's marketable securities were held in commercial paper and corporate bonds and were classified as held-to-maturity. The average maturity of ATG's marketable securities is approximately 13.6 months and 11.1 months at December 31, 1999 and September 30, 2000, respectively. At December 31, 1999 and September 30, 2000, the difference between the amortized cost and market value of ATG's marketable securities was approximately $24,000 and $26,000, respectively. At December 31, 1998 and 1999 and September 30, 2000, ATG's cash, cash equivalents and marketable securities consisted of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Cash and cash equivalents--
  Cash..............................................     $ 2,968        $    884
  Money market accounts.............................      49,932         123,827
  Corporate securities..............................      17,165              --
                                                         -------        --------
    Total cash and cash equivalents.................     $70,065        $124,711
                                                         =======        ========
Marketable securities--
  Corporate securities..............................     $76,377        $ 24,531
                                                         -------        --------
Total marketable securities.........................     $76,377        $ 24,531
                                                         =======        ========

5. STOCK-BASED COMPENSATION

    In connection with certain stock option grants during the year ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $4.9 million. Additionally, in July 2000, ATG recorded prepaid stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of The Toronto Technology Group Inc. These amounts represent the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $146,000 and $304,000 for the three months ended September 30, 2000 and 1999, respectively, and $754,000 and $823,000 for the nine months ended September 30, 2000 and 1999, respectively, related to the amortization of this deferred compensation.

6. LONG-TERM OBLIGATIONS

    In connection with a settlement of the patent infringement claim by BroadVision, ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG paid $8,000,000 in February 2000 and will pay the remaining $7,000,000 over the next three years in quarterly installments of $750,000 in fiscal year 2000 and $500,000 in fiscal years 2001 and 2002. At December 31, 1999, these payments are included in the accompanying consolidated balance sheet as follows: $8,000,000 in accounts payable, $4,000,000 in current maturities of long-term obligations and $3,000,000 in long-term obligations. At September 30, 2000, these payments are included in the accompanying consolidated balance sheet as follows: $2,250,000 in current maturities of long-term obligations and $2,500,000 in long-term obligations. ATG expensed $8,000,000 of the settlement as cost of revenues in the year ended December 31, 1999. ATG expensed $533,000 and $1,750,000 for the three and nine months ended
September 30, 2000, respectively, and has recorded as a prepaid license fee, which is being amortized over its estimated life of three years. No expense was recorded for the three or nine months ended September 30, 1999.

7. COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME in 1998. The Company does not have any components of comprehensive income (loss) other than its reported net income (loss).

8. SEGMENT INFORMATION

    The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. ATG's chief operating decision-makers, as defined under SFAS No. 131, are the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment with two product offerings: software licenses and services. ATG evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to ATG's principal operating segment.

    The following table sets forth total revenues by geographical location:

                                                              THREE                 NINE
                                                             MONTHS                MONTHS
                                                              ENDED                 ENDED
                                                            SEPTEMBER             SEPTEMBER
                                                               30,                   30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
North America........................................     71%        96%        78%        97%
Europe, Middle East and Africa.......................     25          4         20          3
Asia Pacific.........................................      4         --          2         --
                                                         ---        ---        ---        ---
                                                         100%       100%       100%       100%
                                                         ===        ===        ===        ===

9. ACQUISITIONS

    On June 1, 2000, ATG completed the acquisition of Petronio Technology Group, a Boston-based provider of educational training and consulting services. ATG acquired Petronio Technology Group for $1,200,000, consisting of an initial payment of $600,000 at the closing and two annual contingent payments of $300,000 each. The acquisition has been accounted for under the purchase method of accounting and the results of operations for Petronio Technology Group have been included in ATG's results beginning of the acquisition date. ATG recorded $600,000 in goodwill that is being amortized over two years and the Company is recognizing the contingent payments as compensation expense ratably over the two-year vesting period.

    On July 17, 2000, ATG completed the acquisition of The Toronto Technology Group Inc., a privately held 30-person consulting and educational services company based in Toronto, Canada, for $12.0 million in cash, options and shares of common stock. The acquisition has been accounted for under the purchase method of accounting. Upon the closing of the transaction, ATG paid
$5.2 million in cash, issued 19,634 employee stock options and also issued 56,237 exchangeable shares of ATG's subsidiary Art Technology Group
(Canada) Inc. The exchangeable shares will become exchangeable for 56,237 shares of ATG's common stock, subject to a three-year vesting schedule. ATG allocated $2.75 million of the purchase price to the acquired workforce which is being amortized over five years. Additionally, ATG will record the value of the stock options and exchangeable shares of $7.5 million as compensation expense over three years. The remainder of the purchase has been allocated to goodwill and will be amortized ratably over five years.

10. LONG-TERM OBLIGATIONS

(a) Line of Credit with a Bank

    ATG has a working capital line-of-credit agreement with a bank, under which ATG may borrow up to the lesser of $12,500,000 or 80% of eligible accounts receivable, as defined. Borrowings bear interest at the bank's prime rate (9.5% at September 30, 2000). The working capital line of credit is collateralized by substantially all assets of ATG and expires in September 2001. The agreement contains certain covenants, including defined levels of profitability and certain financial ratios. As of September 30, 2000, ATG was in compliance with all covenants. As of September 30, 2000, there were no amounts outstanding under the working capital line of credit and approximately $7,190,000 was available for borrowing. In addition, at September 30, 2000, ATG had letters of credit outstanding in the amount of $5,310,000 (see Note 8(a)).

(b) Non-Recourse Receivables Purchase Agreement with a Bank

    In September 2000, ATG entered into a Non-Recourse Receivables Purchase Agreement with a bank (the Receivables Agreement) whereby ATG can sell up to $10.0 million of its accounts receivable to the bank. Under the terms of the Receivables Agreement, ATG can sell certain accounts receivable, subject to acceptance by the bank, on a non-recourse basis. Upon purchase, the bank assumes the risk of collection for the acquired accounts receivable except in the event ATG violates the terms of the Receivables Agreement or the customer asserts a discount, allowance, warranty claim or right of return. The accounts receivable are sold at a discount to reflect a minimum of 45 days and a maximum of 135 days at the bank's prime rate (9.5% at September 30, 2000) plus 1%. In
    September 2000, the Company sold $9.6 million of accounts receivable to the bank under the Receivables Agreement. The Company has applied SFAS Nos. 125 and 140 to the sale of the accounts receivable and has reduced accounts receivable in the accompanying consolidated balance sheets.

11. FOLLOW-ON PUBLIC OFFERING

    On October 26, 2000, the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed follow-on public offering of 4,000,000 shares of common stock to be sold by the Company and an additional 725,000 shares to be sold by certain stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL STATEMENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS.

                                    OVERVIEW

    We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our Dynamo Application Server product and have completed development of our current product suite. We provided a number of customers with a beta version of our new application suite, Dynamo 5 e-Business Platform, beginning in July 2000 and began shipping the commercial version of Dynamo 5 e-Business Platform in September 2000. We market and sell our products worldwide through our direct sales force, systems integrators, technology partners and original equipment manufacturers.

    We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of software licenses of our Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees either on a time and materials basis or on a fixed-price schedule. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 20% to 30% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as Web-based and telephone technical support. Training is billed as services are provided.

    We recognize revenue in accordance with Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned which is generally ratably over the life of the reseller agreement for guaranteed minimum royalties or based upon unit sales by the resellers. We do not grant our resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by us in advance of billings.

    Services revenues have increased primarily due to the expansion of our service capabilities by hiring additional service personnel and the increase in the number of customers using our Dynamo products. Sales of Dynamo products often lead to sales of consulting services and software maintenance and support. To date, substantially all of our Dynamo customers have entered into annual software maintenance and support agreements at the time of purchase. We believe that growth of our product license sales depends on our ability to provide customers with support, training, consulting and implementation services and to educate systems integrators and resellers on how to use and install our products. We have invested significantly and expect to continue to invest in expanding our services organization.

    We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets. We currently maintain offices in Australia, Canada, England, France, Germany, Hong Kong, the Netherlands and Sweden. Revenues from customers outside North America accounted for 29% and 4% for the three months ended September 30, 2000 and 1999, respectively, and 22% and 3% for the nine months ended September 30, 2000 and 1999, respectively. We have not entered into contracts denominated in foreign currencies to date, but may in the future. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. We therefore increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

                             RESULTS OF OPERATIONS

    The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
REVENUES:
  Product license.........................        74%             45%             74%             50%
  Services................................        26              55              26              50
                                                 ---            ----             ---            ----
    Total revenues........................       100             100             100             100
TOTAL COST OF REVENUES....................        24              32              24              35
                                                 ---            ----             ---            ----
    Gross margin..........................        76              68              76              65
                                                 ---            ----             ---            ----
OPERATING EXPENSES:
  Research and development................        10              21              12              23
  Sales and marketing.....................        44              50              46              43
  General and administrative..............        13              16              15              17
  Amortization of deferred compensation...         1               4               1               4
                                                 ---            ----             ---            ----
    Total operating expenses..............        68              91              74              87
                                                 ---            ----             ---            ----
INCOME (LOSS) FROM OPERATIONS.............         8             (23)              2             (22)
INTEREST INCOME (EXPENSE), NET............         5               6               7               3
                                                 ---            ----             ---            ----
  Income (loss) before provision for
    income taxes..........................        13             (17)              9             (19)
PROVISION FOR INCOME TAXES................         2              --               2              --
                                                 ---            ----             ---            ----
  Net income (loss).......................        11%            (17)%             7%            (19)%
                                                 ===            ====             ===            ====

    The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Cost of product license revenues..........         3%             --%              3%             --%
Cost of services revenues.................        83              71              84              71

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES

    Total revenues increased 470% from $8.1 million for the three months ended September 30, 1999 to $46.3 million for the three months ended September 30, 2000. Total revenues increased 435% from $18.8 million for the nine months ended September 30, 1999 to $100.5 million for the nine months ended September 30, 2000. The increases were primarily attributable to market acceptance of our Dynamo suite of products as we continued to cultivate relationships with systems integrators and train our partner channels to encourage them to support our products.

PRODUCT LICENSE REVENUES

    Product license revenues increased from $4.5 million for the three months ended September 30, 1999 to $34.2 million for the three months ended
September 30, 2000 and from $9.4 million for the nine months ended
September 30, 1999 to $74.3 million for the nine months ended September 30, 2000. The increases were primarily attributable to the continued rapid growth in our partner channel, as well as increased sales to larger enterprises and international customers. We experienced an increase in the number of individual license arrangements under which the initial license fee was in excess of $1 million. We anticipate that product license revenues will continue to grow in absolute dollars, but expect the sequential rate of growth to decrease as compared to the past several quarters. We expect product license revenues as a percentage of total revenues will decrease in the foreseeable future until reaching a level of approximately two-thirds of total revenues.

SERVICES REVENUES

    Services revenues increased 230% from $3.7 million for the three months ended September 30, 1999 to $12.1 million for the three months ended
September 30, 2000 and increased 178% from $9.4 million for the nine months ended September 30, 1999 to $26.2 million for the nine months ended
September 30, 2000. Professional services revenue increased 90% from
$2.9 million for the three months ended September 30, 1999 to $5.5 million for the three months ended September 30, 2000 and 68% from $7.6 million for the nine months ended September 30, 1999 to $12.8 million for the nine months ended September 30, 2000. The increases in professional services revenues were primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group. Software maintenance and support revenues increased 587% from $728,000 for the three months ended September 30, 1999 to $5.0 million for the three months ended September 30, 2000 and 471% from $1.7 million for the nine months ended September 30, 1999 to $9.7 million for the nine months ended September 30, 2000. The increases in software maintenance and support revenues were the result of continued increases in product revenues that generated software maintenance and support revenues and increases in software maintenance and support renewals. Training revenues increased 388% from $328,000 for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000 and 434% from $693,000 for the nine months ended September 30, 1999 to $3.7 million for the nine months ended September 30, 2000. The increases in training revenues were primarily attributable to our extended training program offerings. In addition, our acquisition of Petronio Technology Group on May 17, 2000 provided us with additional Java, J2EE and XML courseware, as well as strengthened our training capabilities with the addition of seasoned trainers and curriculum developers. We believe these capabilities will enhance our selling efforts for product license revenues to end-users, resellers and partners.

COST OF PRODUCT LICENSE REVENUES

    Cost of product license revenues increased from $6,000 for the three months ended September 30, 1999 to $908,000 for the three months ended September 30, 2000 and from $23,000 for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000. In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent. We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues. An initial payment of $8.0 million in February 2000 was expensed in the fourth quarter of 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000. We are paying BroadVision $750,000 per quarter in 2000 and will pay BroadVision $500,000 per quarter in 2001 and 2002. Cost of product license revenues from the BroadVision settlement was $583,000 for the three months ended September 30, 2000 and $1.8 million for the nine months ended September 30, 2000. Cost of product license revenues also includes costs associated with sustaining the current release of the Dynamo suite of products. We do not expect to incur significant cost of product license revenues in excess of the BroadVision license fees.

COST OF SERVICES REVENUES

    Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues will vary significantly from quarter to quarter depending on the level of professional services staffing, the effective utilization rates of the professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, and the level of third-party license fees.

    Cost of services revenues increased 288% from $2.6 million for the three months ended September 30, 1999 to $10.1 million for the three months ended September 30, 2000 and increased 231% from $6.6 million for the nine months ended September 30, 1999 to $22.0 million for the nine months ended
September 30, 2000. The increases were attributable to the growth of our resources in our professional services group. Approximately 64% and 57% of the increases, respectively, for the three and nine months ended September 30, 2000 were related to compensation and benefit costs. Additionally, costs increased due to third-party contract expense and recruiting, hiring and training.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

    Research and development expenses increased 178% from $1.7 million for the three months ended September 30, 1999 to $4.8 million for the three months ended September 30, 2000 and increased 194% from $4.2 million for the nine months ended September 30, 1999 to $12.5 million for the nine months ended
September 30, 2000. The absolute dollar increase was due principally to the research and development expenses associated with our Dynamo 5 e-Business Platform, which was announced in July 2000 and began shipping in September 2000. Research and development expenses as a percentage of total revenues were 21% for the three months ended September 30, 1999 and 10% for the three months ended
September 30, 2000 and were 23% for the nine months ended September 30, 1999 and 12% for the nine months ended September 30, 2000. The percentage decrease principally reflected growth in the level of our total revenues. We expect that research and development expenses, in absolute dollars, will increase as we aggressively expand our research and development hiring efforts subsequent to the Dynamo 5 general release. We expect that research and development expenses will represent a greater percentage of total revenues in the forseeable future than in the nine months ended September 30, 2000. We anticipate, however, that research and development expenses will fluctuate as a percentage of total revenues based upon the level of revenue growth.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

    Sales and marketing expenses increased 400% from $4.1 million for the three months ended September 30, 1999 to $20.5 million for the three months ended September 30, 2000 and increased 465% from $8.1 million for the nine months ended September 30, 1999 to $45.9 million for the nine months ended
September 30, 2000. The increases were associated primarily with international sales and marketing expansion, global hiring and advertising efforts. Approximately 48% of the increase for the three months ended September 30, 2000 and 43% of the increase for the nine months ended September 30, 2000 were related to compensation and benefit costs. Additionally, approximately 31% of the increase, for the three months ended June 30, 2000 and 35% of the increase for the nine months ended September 30, 2000 were related to marketing and promotional expenses.

    Sales and marketing expenses as a percentage of total revenues were 50% for the three months ended September 30, 1999 and 44% for the three months ended September 30, 2000 and were 43% for the nine months ended September 30, 1999 and 46% for the nine months ended September 30, 2000. We expect that sales and marketing expenses, in absolute dollars, will increase as we continue to execute our strategy for expansion of our sales and marketing efforts, both domestically and internationally. We will continue to hire and train new sales personnel, open additional sales offices, increase marketing and promotional spending, and execute our global branding initiatives. We expect that sales and marketing expenses will represent a smaller percentage of total revenues in the foreseeable future than in the nine months ended September 30, 2000. We anticipate, however, that sales and marketing expenses will fluctuate as a percentage of total revenues depending on the level and timing of program spending, the rate at which newly hired sales personnel become productive and the level of revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

    General and administrative expenses increased 346% from $1.3 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000 and increased 361% from $3.2 million for the nine months ended September 30, 1999 to $14.5 million for the nine months ended
September 30, 2000. Approximately 49% of the increase for the three months ended September 30, 2000 and 40% of the increase for the nine months ended
September 30, 2000 were related to increases in personnel and related expenses. The increase was also the result of recording additional allowances for doubtful accounts as a result of the significant increases in revenues.

    General and administrative expenses as a percentage of total revenues were 16% for the three months ended September 30, 1999 and 13% for the three months ended September 30, 2000 and were 17% for the nine months ended September 30, 1999 and 14% for the nine months ended September 30, 2000. We plan to continue investing in infrastructure and personnel to help support the planned growth of our company. As a result, we expect an increase, in absolute dollars, in general and administrative costs for the foreseeable future. We expect that general and administrative expenses will represent a smaller percentage of total revenues in the foreseeable future than in the nine months ended September 30, 2000. We anticipate, however, that general and administrative expenses will fluctuate as a percentage of total revenues depending upon the rate of growth in expenditures and total revenues.

STOCK-BASED COMPENSATION

    Since the fourth quarter of 1998 we have recorded total deferred stock compensation of $4.9 million in connection with stock option grants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of such grants. Additionally, in July 2000, we recorded prepaid stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of The Toronto Technology Group Inc. We are amortizing these amounts over the vesting periods of the applicable options.

    Stock-based compensation expense decreased 9% from $304,000 for the three months ended September 30, 1999 to $278,000 for the three months ended September 30, 2000 and increased 8% from $823,000 for the nine months ended September 30, 1999 to $886,000 for the nine months ended September 30, 2000. These changes were due to the timing of our recording of stock-based compensation and the options acquired in connection with the acquisition of The Toronto Technology Group Inc.

INTEREST INCOME (EXPENSE)

    Interest income increased 310% from $561,000 for the three months ended September 30, 1999 to $2.3 million for the three months ended September 30, 2000 and increased 882% from $682,000 for the nine months ended September 30, 1999 to $6.7 million for the nine months ended September 30, 2000. The increases are the result of our completion of our initial public offering completed in July 1999 and a follow-on public offering completed in November 1999, from which we received net proceeds of approximately $153.3 million that are invested primarily in cash, cash equivalents and marketable securities.

    Interest expense decreased from $72,000 for the three months ended
September 30, 1999 to zero for the three months ended September 30, 2000 and decreased from $121,000 for the nine months ended September 30, 1999 to zero for the nine months ended September 30, 2000. The decreases were due to the repayment of outstanding indebtedness with the proceeds of our initial public offering.

PROVISION FOR INCOME TAXES

    As a result of achieving profitability in the three and nine months ended September 30, 2000, we recorded a provision for income taxes of $1.2 million and $1.7 million, respectively, which represents an effective rate of approximately 19% for the nine months ended September 30, 2000. We incurred losses for the three and nine months ended September 30, 1999. Accordingly, there were no provisions for income taxes for those periods.

    As of December 31, 1999, we had net operating loss carryforwards of $17.9 million and research and development tax credit carryforwards of $604,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011, if not utilized. We expect to utilize our net operating loss carryforwards during the year ended December 31, 2000 for financial statement purposes and, as a result, expect our effective tax rate for 2000 to be approximately 19%. We anticipate that our effective tax rate for 2001 will be in the range of 35% to 38%.

    The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis is limited as a result of "ownership changes," as defined by Section 382 of the Internal Revenue Code, resulting from our past financings. We do not believe that these ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases. At September 30, 2000, we had $70.1 million in cash and cash equivalents and $76.4 million in marketable securities.

    Cash provided by operating activities was $11.4 million for the nine months ended September 30, 2000. This consisted of operating income of $7.3 million and changes in working capital including cash provided by increases in accrued expenses of $13.1 million and deferred revenue of $8.8 million. Cash used to fund an increase in accounts receivable was $20.0 million. Cash used in operating activities was $2.0 million for 1999. This represented an operating loss of $13.1 million and changes in working capital items consisting primarily of cash provided by deferred revenue, accounts payable and accrued expenses, including the $8.0 million license fee which was paid to BroadVision in February 2000. The cash provided by the change in deferred revenue was primarily the result of $5.0 million we received from an original equipment manufacturer, of which $2.9 million was included in deferred revenue as of December 31, 1999.

    Our investing activities for the nine months ended September 30, 2000 consisted primarily of capital expenditures of $13.0 million, and net purchases of marketable securities of $51.8 million and the purchase of The Toronto Technology Group Inc. and Petronio Technology Group which utilized $5.8 million of cash. Assets acquired consisted principally of leasehold improvements, computer hardware and software. In the second quarter of 2000 we acquired Petronio Technology Group and, pursuant to the acquisition agreement, made an initial cash payment of $600,000 and may be obligated to make two additional contingent payments of $300,000 each. In addition, in July 2000 we acquired The Toronto Technology Group for $12.0 million in cash, options and exchangeable shares of common stock. We paid $5.2 million in cash upon the closing of this acquisition and will pay the remainder of the purchase price in options and exchangeable shares. We expect that our capital expenditures will continue to increase significantly as our employee base grows. We expect that capital expenditures will total approximately $12.0 million over the next twelve months.

    We have a revolving line of credit with Silicon Valley Bank, which provides for borrowings of up to the lesser of $12.5 million or 80% of eligible accounts receivable. The line of credit bears interest at the bank's prime rate. At September 30, 2000, we had $7.2 million available under the line of credit based upon our borrowing base and no outstanding borrowings. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We currently are in compliance with all related financial covenants and restrictions.

    In September 2000, we entered into a non-recourse receivables purchase agreement with Silicon Valley Bank, under which we can sell up to $10.0 million of our accounts receivable to the bank. Under the terms of the receivables purchase agreement, we can sell certain accounts receivable, subject to acceptance by the bank, on a non-recourse basis. Upon purchase, the bank assumes the risk of collection for the acquired accounts receivable except in the event we violate the terms of the receivables purchase agreement or the customer asserts a discount, allowance, warranty claim or right of return. The accounts receivable are sold at a discount to reflect a minimum of 45 days and a maximum of 135 days at the bank's prime rate plus 1%. During the third quarter, we sold
$9.6 million of accounts receivable to the bank under the receivables purchase agreement.

    Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2000, principally representing proceeds from stock option exercises offset in part by payments on long-term obligations.

    We believe that our existing financial resources and commercial credit facilities, together with cash generated by operations, will be sufficient to meet our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds through public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisitions of businesses, products or technologies. On October 26, 2000, we filed with the SEC a registration statement covering 4,000,000 shares of common stock to be offered by us and an additional 725,000 shares to be offered by certain of our stockholders. There can be no assurance that we will complete this offering or that additional funds will otherwise be available on terms favorable to us.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

    OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED BY ANY OF THE FOLLOWING FACTORS. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION SET FORTH IN THIS REPORT, INCLUDING OUR FINANCIAL STATEMENTS AND THE RELATED NOTES.

RISKS RELATED TO OUR BUSINESS

WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE, AND WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE PROFITABILITY ON A QUARTERLY OR ANNUAL BASIS.

    The second and third quarters of 2000 were our first profitable quarters since inception. We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As of September 30, 2000, we had an accumulated deficit of $21.6 million. We anticipate that our operating expenses will increase as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems. Although our revenues have grown significantly in recent quarters, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters. Because we have a limited operating history, particularly as a company that sells software products, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to maintain profitability. In addition, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

WE EXPECT OUR REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS.

    Our revenues and operating results are likely to vary significantly from quarter to quarter. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors are likely to cause variations in our operating results, including:

    - demand for our products and services;

    - the timing of sales of our products and services;

    - the timing of customer orders and product implementations;

    - unexpected delays in introducing new products and services;

    - increased expenses, whether related to sales and marketing, product development or administration;

    - changes in the rapidly evolving market for Internet customer relationship management solutions;

    - the mix of revenues derived from products and services;

    - timing of hiring and utilization of services personnel;

    - cost overruns related to fixed-price services projects;

    - the mix of domestic and international sales; and

    - costs related to possible acquisitions of technologies or businesses.

    Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The results of one or a series of quarters should not be relied upon as an indication of our future performance.

    We plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve our operational and financial systems. If our revenues do not increase as quickly as these expenses, our operating results may suffer and our stock price may decline.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS.

    Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. These potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS IS NEW AND RAPIDLY EVOLVING AND WE CANNOT BE CERTAIN THAT A VIABLE MARKET FOR OUR PRODUCTS WILL CONTINUE TO DEVELOP.

    The market for Internet customer relationship management solutions is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers and partners about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products is sustainable. Organizations that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS IS INTENSELY COMPETITIVE, AND WE EXPECT COMPETITION TO INTENSIFY IN THE FUTURE.

    The market for Internet customer relationship management solutions is intensely competitive and we expect competition to intensify in the future as revenues generated from Internet commerce increase. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with Internet application software vendors such as Blue Martini, BroadVision and Vignette. We also compete with platform application server products and vendors such as BEA Systems, IBM's Websphere products, Microsoft, and the Netscape/Sun Microsystems Alliance, among others. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that they can use to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft and the Netscape/Sun Microsystems Alliance, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

WE DEPEND ON OUR RELATIONSHIPS WITH SYSTEMS INTEGRATORS.

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

WE WILL NEED TO IMPLEMENT AND IMPROVE OUR OPERATIONAL SYSTEMS AND HIRE ADDITIONAL SERVICE PROFESSIONALS ON A TIMELY BASIS IN ORDER TO MANAGE GROWTH.

    We have expanded our operations rapidly in recent years. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base. The number of our employees increased from 324 on January 1, 2000 to 704 on September 30, 2000, and we are seeking to hire over 200 additional employees by December 31, 2000. Rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We plan in particular to expand our professional services capabilities to support increased product license sales. However, we cannot be certain that we will be able to attract a sufficient number of highly qualified service personnel. In addition, new service personnel will require training and it will take time for them to become productive. If we fail to improve our operational systems or to expand our professional service capabilities in a timely manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results.

COMPETITION WITH OUR RESELLER PARTNERS COULD LIMIT OUR SALES OPPORTUNITIES AND JEOPARDIZE THESE RELATIONSHIPS.

    We sell products through resellers and original equipment manufacturers. In some instances, we target our direct selling efforts toward markets that are also served by some of these partners. This competition may limit our ability to sell our products and services directly in these markets and may jeopardize, or result in the termination of, these relationships.

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF EITHER JEET SINGH OR JOSEPH CHUNG, OUR CO-FOUNDERS, OR IF WE ARE UNABLE TO ATTRACT AND RETAIN OTHER KEY PERSONNEL.

    Our success depends largely on the skills, experience and performance of some key members of our management, particularly our co-founders Jeet Singh and Joseph Chung. If we lose one or more of our key employees, our business could be harmed. We have purchased, and are the beneficiaries of, insurance policies on the lives of Mr. Singh and Mr. Chung, each in the amount of $1,000,000. Proceeds under this insurance may not cover our losses. In addition, our future success will depend in large part on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel. We may not be successful in attracting, assimilating and retaining qualified personnel in the future.

WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND INCREASE OUR REVENUES.

    We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenues. We may not be successful in these efforts. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. Newly hired employees will require training and it will take time for them to achieve full productivity.

We may be unable to hire enough qualified individuals in the future, and newly hired employees may not achieve necessary levels of productivity.

WE COULD INCUR SUBSTANTIAL COSTS PROTECTING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR DEFENDING AGAINST A CLAIM OF INFRINGEMENT.

    Our Dynamo Solutions services often involve the development of custom software applications for specific customers. In some cases, customers retain ownership or impose restrictions on our ability to use the technologies developed from these projects. Issues relating to the ownership of software can be complicated, and disputes could arise that affect our ability to resell or reuse applications we develop for customers.

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

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent other parties from using our intellectual property without our permission. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $10.3 million had been paid as of October 30, 2000.

    In addition, we have agreed to indemnify customers against claims that our products infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

    - cease selling or using products or services that incorporate the challenged intellectual property;

    - obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

    - redesign those products or services to avoid infringement.

IF WE FAIL TO ADAPT TO RAPID CHANGES IN THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE.

    The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We may not be able to develop and market new products or product enhancements that comply with present or emerging Internet technology standards. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of customers. E-commerce technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH
  INTERNATIONAL OPERATIONS.

    We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets. We currently maintain offices in Australia, Canada, England, France, Germany, Hong Kong, the Netherlands and Sweden. We derived 22% of our total revenues from customers outside North America for the nine months ended September 30, 2000. We anticipate that revenues from customers outside North America will account for an increased portion of our total revenues for the foreseeable future. To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets. Our operations outside North America are subject to additional risks, including:

    - unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

    - longer payment cycles and problems in collecting accounts receivable;

    - political and economic instability;

    - difficulties in managing system integrators and technology partners;

    - difficulties in staffing and managing foreign subsidiary operations;

    - differing technology standards;

    - difficulties and delays in translating products and product documentation into foreign languages;

    - reduced protection for intellectual property rights in some of the countries in which we operate or plan to operate;

    - problems associated with the conversion of various European currencies into a single currency, the Euro; and

    - potentially adverse tax consequences.

    The impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. We may increase the extent to which we denominate arrangements with international customers in the currencies of the countries in which the software or services are provided. From time to time we may engage in hedges of a significant portion of contracts denominated in foreign currencies. Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.

WE USE THE JAVA PROGRAMMING LANGUAGE TO DEVELOP OUR PRODUCTS, AND OUR BUSINESS COULD BE HARMED IF JAVA LOSES MARKET ACCEPTANCE OR IF WE ARE NOT ABLE TO CONTINUE USING JAVA OR JAVA-RELATED TECHNOLOGIES.

    We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new Dynamo 5 e-Business Platform is designed to support Sun's Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE standards, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or our loss of the license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE, OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

    Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping our new application suite, Dynamo 5 e-Business Platform, in September 2000. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

    Since our customers use our products for critical business applications such as e-commerce, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time-consuming and costly.

IF WE ACQUIRE OTHER COMPANIES OR BUSINESSES, WE WILL BE SUBJECT TO RISKS THAT COULD HURT OUR BUSINESS.

    We acquired Petronio Technology Group in May 2000 for consideration of approximately $1.2 million and The Toronto Technology Group in July 2000 for consideration of approximately $12.0 million. In the future, we may pursue additional acquisitions to obtain complementary businesses, products, services or technologies. An acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired business, product, service or technology might not perform as we expected. If we pursue an acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations while preserving the goodwill of the acquired company. In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company's relationships with employees and customers.

    Any of these outcomes could prevent us from realizing the anticipated benefits of our acquisitions. To pay for an acquisition, we might use stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced. Finally, if we are unable to account for our acquisitions under the "pooling-of-interests" method of accounting, which may be eliminated, we may be required to capitalize a significant amount of intangibles, including goodwill, which may lead to significant amortization charges. In addition, we may incur significant, one-time write-offs and amortization charges. These amortization charges and write-offs could decrease our future earnings or increase our future losses.

RISKS RELATED TO THE INTERNET INDUSTRY

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF E-COMMERCE.

    Our success will depend heavily on the acceptance and wide use of the Internet for e-commerce. If e-commerce does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF E-COMMERCE.

    As e-commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could limit the market for our products and services or could impose burdensome requirements that render our business unprofitable. Although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

THE INTERNET IS GENERATING PRIVACY CONCERNS THAT COULD RESULT IN LEGISLATION OR MARKET PERCEPTIONS THAT COULD HARM OUR BUSINESS OR RESULT IN REDUCED SALES OF OUR PRODUCTS, OR BOTH.

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

    Our products use "cookies" to track demographic information and user preferences. A "cookie" is information keyed to a specific user that is stored on a computer's hard drive, typically without the user's knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, demand for our personalization products could be reduced.

RISKS RELATED TO THE SECURITIES MARKETS

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

    The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $5.13 per share to $126.88 per share since our initial public offering in July 1999. Fluctuations in market price and volume are particularly common among securities of Internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

    - variations in our quarterly operating results;

    - changes in market valuations of Internet and software companies;

    - our announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

    - our failure to complete significant sales;

    - additions or departures of our key personnel;

    - future sales of our common stock; or

    - changes in financial estimates by securities analysts.

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION.

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its stock. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY.

    Certain provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable, which could reduce the market price of our common stock. These provisions include:

    - authorizing the issuance of "blank check" preferred stock;

    - providing for a classified board of directors with staggered, three-year terms;

    - providing that directors may only be removed for cause by a two-thirds vote of stockholders;

    - limiting the persons who may call special meetings of stockholders prohibiting stockholder action by written consent; and

    - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

    Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Australia, Canada, France, Hong Kong, Germany, the Netherlands, Singapore, Sweden and the United Kingdom and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three and nine months ended September 30, 2000. We do not use derivative financial instruments, which are ineligible investments under our investment policy guidelines; these guidelines also limit the amount of our credit exposure to any one issuer or group of issuers.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    A patent infringement claim was filed by BroadVision, one of our competitors, on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleged that we were infringing on a patent for a method of conducting e-commerce. We settled the lawsuit in February 2000. As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent. We agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period.

    On October 31, 2000, Aron Rosenberg, one of our stockholders, filed a lawsuit in the United States District Court for the District of Delaware, ROSENBERG V. TUDOR INVESTMENT CORP., TUDOR PRIVATE EQUITY FUND L.P., THE RAPTOR GLOBAL FUND L.P., THE RAPTOR GLOBAL FUND LTD., TUDOR GLOBAL TRADING LLC AND ART TECHNOLOGY GROUP, INC., Civil Action No. 00-925. Mr. Rosenberg's complaint alleges that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sales of our common stock after our initial public offering on July 20, 1999. Those entities received shares of our common stock immediately before the closing of our initial public offering, upon the conversion of Series D preferred stock that they had acquired more than six months before our initial public offering. The complaint alleges that those entities should be deemed to have purchased shares of our common stock shortly before the closing of our initial public offering, as the result of changes effected through a charter amendment relating to the preferred stock. The complaint also alleges that the entities obtained profits of more than $70 million from sales of our common stock within six months after the date on which such purchase should be deemed to have occurred and that those profits should be paid to our company in accordance with Section 16(b). Although we are a nominal defendant in the suit, Mr. Rosenberg is not seeking any damages from us. We cannot assure you that we will receive any payment as a result of this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (C) SALES OF SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT OF 1933

    On July 17, 2000, we acquired The Toronto Technology Group Inc. for
$12.0 million in cash, options and exchangeable shares. We made an initial cash payment of $5.2 million and assumed options to purchase 19,634 shares of common stock. In addition to the initial payment, the stockholders of Toronto Technology Group received 56,237 exchangeable shares of our subsidiary Art Technology Group (Canada) Inc. The exchangeable shares may, subject to vesting requirements, become exchangeable for 56,237 shares of our common stock. The exchangeable shares owned by each stockholder vest annually in three equal installments if the stockholder remains employed by Art Technology Group (Canada) Inc.

    (D) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

    On July 26, 1999 we closed our initial public offering of 10,000,000 shares of common stock at a public offering price of $6.00 per share. Our net proceeds from the offering were $54.3 million. On July 30, 1999, in connection with the exercise of the underwriters' over-allotment option, we issued an additional 336,000 shares of common stock at the public offering price of $6.00 per share. Our net proceeds from the exercise of the over-allotment option were $1.9 million.

    On November 10, 1999 we closed our follow-on public offering of 9,000,000 shares of common stock, of which 2,850,000 shares were sold by us at a public offering price of $33.75. Our net proceeds from the offering were $91.4 million. On November 22, 1999, in connection with the exercise of the underwriters' over-allotment option, we issued an additional 175,840 shares of common stock at the public offering price of $33.75 per share. Our net proceeds from the exercise of the over-allotment option were $5.7 million.

    Through September 30, 2000, we had used $56.8 million of our public offering proceeds for sales and marketing, $19.2 million for capital expenditures, $15.8 million for research development, and $500,000 for the repayment of indebtedness. Additionally, $5.2 million was paid as partial consideration and for professional fees in connection with our acquisition of The Toronto Technology Group Inc. in July 2000. As of September 30, 2000, we had
$55.3 million of net proceeds remaining. Pending use of these proceeds, we are investing the proceeds primarily in high-quality short-term investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        4.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, effective June 7, 2000.

       10.1 Registration Rights Agreement, dated July 17, 2000, between the registrant and former stockholders of The Toronto Technology Group Inc.

    (b) Reports on Form 8-K
       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 6, 2000.

                                                       ART TECHNOLOGY GROUP, INC.

                                                       By:                 /s/ JEET SINGH
                                                              ---------------------------------------
                                                                             Jeet Singh
                                                                 Chief Executive Officer (Principal
                                                                         Executive Officer)

                                                       By:                /s/ ANN C. BRADY
                                                              ---------------------------------------
                                                                            Ann C. Brady
                                                                 Vice President, Finance and Chief
                                                               Financial Officer (Principal Financial
                                                                              Officer)

                                                       By:              /s/ THOMAS J. QUINN
                                                              ---------------------------------------
                                                                          Thomas J. Quinn
                                                                  Corporate Controller (Principal
                                                                        Accounting Officer)