Form 10-K
period 2000-12-31
ART TECHNOLOGY GROUP INC
filed 2001-04-02
CIK 1086195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number 000-26679

                           ART TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-3141918
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                 25 First Street, Cambridge, Massachusetts 02141
                                   Jeet Singh
                            Chief Executive Officer
                           Art Technology Group, Inc.
                                25 First Street
                         Cambridge, Massachusetts 02141
                                 (617) 386-1000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ based on the closing price of the Common Stock on
the NASDAQ National Market on March   , 2001.

The number of shares of the registrant's Common Stock outstanding as of
March  , 2001, was          .

                       Documents Incorporated by Reference

       DOCUMENT DESCRIPTION                                           10-K PART
       --------------------                                           ---------
Portions of the Registrant's Proxy Statement for the Annual
   Meeting of Stockholders to be held May 14, 2001.................      III

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

INDUSTRY BACKGROUND

  GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE

The emergence of the Internet as a global medium for interactive communications and commerce is fundamentally changing the way business is conducted. The Internet is enabling businesses to attract and retain customers, conduct e-commerce with those customers, and communicate with employees, suppliers and strategic partners. The Internet is providing the opportunity for businesses to establish new revenue streams, create a new distribution channel, reduce costs and increase customer retention. This opportunity has driven the growth in online marketing and e-commerce initiatives. International Data Corporation estimates that more than $2.6 trillion worth of goods and services will be sold over the Internet by 2004, which represents a compounded annual growth rate of 82% for the period between 1999 and 2004.

As the growth and acceptance of online marketing and e-commerce have increased, the World Wide Web has become a highly competitive business environment where customers have a large number of easily accessible choices. For a company to succeed in this environment, its Web site must present content and provide an overall visitor experience that captures the visitor's interest and satisfies their informational and transactional needs. To accomplish this, companies are investing in Internet-based customer relationship management and e-commerce solutions, such as:

      - online marketing and selling systems to target, attract and retain customers;

      - transaction and distribution management systems to reduce the costs of delivering products and services to customers and distribution partners; and

      - customer support and relationship management systems to better understand and serve the ongoing needs of their customers.

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

Businesses are seeking Web-based systems that can be dynamically updated and integrated, sharing data among Web applications and across their entire enterprises in order to present users with a personalized, consistent and unified customer experience. The desired result is a customer-driven Web site that takes into account the particular customer's profile, Web behavior and relationship with the company. Customer-driven Web sites can provide businesses with an efficient means to manage and maximize customer relationships online. In order to accomplish this, businesses require solutions that incorporate a number of features:

      - EFFECTIVE CONTROL OF E-COMMERCE SYSTEMS AND STRATEGIES. Business managers responsible for Internet customer relationship management need easy-to-use tools to give them direct control over their e-commerce systems and strategies without requiring the time-consuming intervention of information technology specialists. With the appropriate tools, business managers can better manage their Internet customer relationships through improved customer segmentation and delivery of targeted content, promotions and advertising campaigns, and personalized pricing and account information.

      - INTEGRATION WITH EXISTING INFORMATION SYSTEMS. In order to present the customer with a unified and personalized e-commerce experience, companies must address the difficult challenge of integrating Web applications with their existing content management, customer database, transaction and customer support systems.

      - COMMON PLATFORM UPON WHICH TO BUILD FUTURE APPLICATIONS. Businesses implementing sophisticated Web-based applications desire an expandable Web platform to enable them to build new applications and add third-party functionality to their e-commerce initiatives on a rapid and ongoing basis.

      - SCALABILITY, PERFORMANCE AND RELIABILITY. The increasing significance of Web-based commerce requires that e-commerce systems be highly scalable in order to accommodate rapid user growth and increased Web site complexity, content and functionality. Scalability refers to the ability of a computer system to handle greater load by adding additional hardware. Further, companies need high performance and highly reliable systems because if online systems fail or cause unsatisfactory delays, even for a short period of time, businesses could miss revenue opportunities and lose customers.

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

OUR SOLUTION

We offer a suite of Internet customer relationship management and e-commerce software applications, as well as related application development, integration and support services. Our solution enables businesses to understand, manage and build their online customer relationships more effectively and to market, sell and support their products and services over the Internet.

Our product suite includes Dynamo Application Server, an application server specifically designed to enable and support Web applications. Dynamo Application Server is designed to provide businesses with the core application platform and software tools required to develop and deploy personalized, effective e-commerce Web sites. Our product suite also includes Dynamo Personalization Server, Dynamo Scenario Server and Dynamo Commerce Server. Dynamo Personalization Server is an expandable personalization platform that enables companies to target specific content and data to particular customers or visitors on the Web. Dynamo Scenario Server allows non-technical business managers to define e-business scenarios, which are scripted sequences of customer interactions that manage ongoing business relationaships. Dynamo Commerce Server manages and delivers product catalog content and personalized, scenario-based merchandising programs and provides transaction processing capabilities for large-scale e-commerce storefronts.

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

E-BUSINESS SCENARIO-BASED CUSTOMER INTERACTION. Our products allow non-technical business managers to define, manage and analyze customer interactions that take place across both Web and non-Web based communication channels. For example, a business manager can use a point-and-click visual interface to create an e-business scenario that reacts to a new customer visit by offering an incentive to sign up as a registered user. If the user takes advantage of the offer by registering, the scenario might pause for several weeks and send a personalized e-mail reminding the user to return. Finally, the scenario might be configured to trigger a follow-up phone call after several repeat visits to enable a customer care representative to build a more personal relationship with a highly qualified customer.

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

PROFESSIONAL SERVICES CAPABILITIES. We have been designing and deploying network-based applications for over eight years and Web sites for over five years. We have two primary service offerings, Innovation Solutions and Express Services. Our Innovation Solutions team provides customized application design, development and integration services to clients who desire advanced solutions that are not commercially available. We provide Innovation Solutions services for a limited number of projects that we believe will provide us with an understanding of emerging technical and business needs for our future products. Our Express Services team provides strategic consulting and integration support services to customers and systems integrators to facilitate the deployment of our products. Express Services provides system architecture design, project management, Web design and technical training and support.

Our solution provides our customers with:

EFFECTIVE, HIGH-PERFORMANCE E-COMMERCE WEB SITES THAT ARE:

       - dynamically generated and personalized on a real-time basis

       - highly functional with comprehensive e-commerce features

       - able to personalize content based on easily modifiable business rules

       - able to increase customer satisfaction and retention

       - able to present a unified, customer-centric experience by integrating various sources of customer data and content and leveraging existing information systems

       - designed by business managers to further their overall business strategies

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

       - reducing marketing, transaction and customer support costs

       - increasing customer satisfaction and retention

STRATEGY

Our objective is to be a leading provider of Internet customer relationship management solutions. To achieve this objective, we have adopted the following strategies:

MAINTAIN AND EXTEND PRODUCT AND TECHNOLOGY LEADERSHIP. We believe we are a technology leader in providing Internet customer relationship management solutions. We offer a comprehensive suite of software applications that we believe are based on an advanced technologies. We were one of the first companies to market a high-performance dynamic Web page generation engine to both generate and deliver Web pages on a real-time basis, and shipped our first Java-based Web application server shortly after Sun Microsystem's first commercial shipment of Java 1.0. In September 2000 we began shipping Dynamo 5 E-Business Platform, which we believe was the first fully certified J2EE customer management solution to be commercially available. We intend to extend our product and technology leadership by:

       - extending Dynamo's personalization capabilities and building new Internet customer relationship management applications

       - continuing to increase the scalability, reliability and performance of our Dynamo applications

       - continuing to develop new connector modules to allow our products to easily integrate with third-party Internet customer relationship management products, databases and information systems

       - providing Dynamo Application Server support for emerging industry standards, such as XML,for formatting data and other information, and WML, for serving content to wireless devices;and

       - using our Innovation Solutions services to identify emerging market needs.

GROW AND LEVERAGE PROFESSIONAL SERVICE CAPABILITIES. We have extensive experience in Web application development and integration services. Through our Express Services, we provide enabling services to train our systems integrators and technology partners in the use of our products as well as consulting services to assist with customer implementations. We plan to create additional opportunities to increase revenues from product sales by continuing to expand our base of partners trained in the implementation and application of Dynamo. We intend to hire additional professional services personnel to increase our services revenues and to enable and support product license sales through systems integrators.

CONTINUE TO BUILD DIRECT SALES CAPABILITIES AND LEVERAGE CO-SELLING EFFORTS WITH SYSTEMS INTEGRATORS AND WEB DEVELOPERS. We sell our products directly to end-users and through co-selling efforts with systems integrators and Web developers. We currently have more than 250 system integrators and technology partners, including Adobe Systems, Cap Gemini Ernst & Young, CSC, Deloitte Consulting, E.piphany, E-Tree, Fort Point Partners, PricewaterhouseCoopers and Sun Microsystems. Our objective is to establish close relationships directly with our customers and to motivate systems integrators to implement the Dynamo technology and product suite on Internet and Web-based projects for their customers. We intend to expand our sales by hiring additional direct sales personnel, domestically and internationally, both to sell directly to end-users and to expand our co-selling efforts. We plan to leverage our current relationships and develop additional co-selling relationships with leading systems integrators. In addition, many of our systems integrators are global enterprises, which we believe provides us with an opportunity to expand our international business.

EXPAND TECHNOLOGY PARTNER AND ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS
AS A DISTRIBUTION CHANNEL. Our technology partners include Adobe Systems, Documentum, E.piphany, Interwoven and Sun Microsystems. We work with some of our technology partners to develop modules that enable our software products to operate with their software products. We also work with original equipment manufacturers to enable them to combine our software products with their products to form a single software application product. Some of our customers have requirements that can be met by a combination of our products and those of one or more of our partners. We sell in conjunction with these vendors in a variety of ways:

       - co-marketing with a technology partner to promote the fact that our products operate together;

       - co-selling with a partner in an arrangement where sales and service personnel from both organizations approach a customer in a coordinated sales process

       - selling to reseller partners; and

       - selling to original equipment manufacturers that sell and support the combined product.

Many of our current and potential partners are looking to extend their current offerings to include Web-enablement, personalization and e-commerce features. We believe these relationships will provide us the opportunity to establish our platform in additional markets.

EXPAND MARKET PRESENCE. We intend to increase our domestic and international market presence through a variety of marketing and sales programs designed to generate market awareness, penetrate target markets and help establish us as the leading provider of Internet customer relationship management solutions. We plan to increase spending on advertising, trade shows, seminars, industry events and direct marketing efforts. We also plan to devote marketing resources to expanding our channel relationships with systems integrators and technology partners. We intend to develop and promote the Dynamo brand alongside our partners' brands in all co-marketing relationships.

PURSUE STRATEGIC ACQUISITIONS. We intend to pursue acquisitions of, or, investments in, complementary businesses and technologies. In particular, we will seek to identify opportunities to acquire personnel that will help us increase the breadth of our solution, provide us with additional technological expertise and expand our geographical presence.

PRODUCTS

We offer an integrated suite of Internet customer relationship management applications. Our core product is Dynamo Application Server, a dynamic Web page generation engine and application server specifically designed to enable and support Web applications, that provides businesses with the platform and software tools to develop and deploy personalized, effective e-commerce Web sites. Our product suite also includes Dynamo Personalization Server, Dynamo Scenario Server, and Dynamo Commerce Server. Each of the applications in our product suite can be purchased separately; however, the Dynamo Application Server is required to run each of our other applications. Dynamo Personalization Server is required to run Dynamo Scenario Server, and Dynamo Scenario Server is required to run Dynamo Commerce Server. We also sell software tools to enable rapid application development, as well as adaptor modules to integrate dynamo products with content management systems. Our product suite is designed to meet the performance and scalability requirements of large-scale e-commerce Web sites. All of our products are based on Java.

The following table briefly describes the product included in our Dynamo 5 e-Business Platform, including list prices and system requirements.

                  PRODUCT                                   DESCRIPTION                      LIST PRICE AND REQUIREMENTS

APPLICATION SUITE
Dynamo Application Server                   An open and expandable Java-based platform   $15,000 per CPU.
                                            designed for the development and
                                            deployment of high-performance, dynamic
                                            Web applications.

Dynamo Personalization Server               A platform designed to allow businesses to   $20,000 per CPU; requires Dynamo
                                            manage customer profiling and dynamic        Application Server.
                                            content targeting. Ensures that the right
                                            content gets to the right users at the
                                            right time.

Dynamo Scenario Server                      A platform for defining, delivering and      $30,000 per CPU; requires Dynamo
                                            analyzing E-business scenarios, which        Application Server and Dynamo
                                            are customized sequences of targeted         Personalization Server.
                                            interactions that allow businesses to
                                            create customer relationships across
                                            the entire lifecycle.

Dynamo Commerce Server                      A complete storefront solution for           $35,000 per CPU; requires Dynamo
                                            business-to-consumer and                     Application Server, Dynamo Personalization
                                            business-to-business e-commerce. Enables     Server and Dynamo Scenario Server.
                                            businesses to create personalized shopping
                                            experiences within a complete, rapidly
                                            deployable online selling environment.

TOOLS AND INTEGRATION MODULES

Dynamo Control Center                       An integrated interface to the               Single-seat licenses are included with the
                                            administrative, development and business     servers listed above. $4,000 per seat for
                                            tools in the Dynamo E-Business Platform.     additional users.


Dynamo Connectors                           Adaptors that provide direct integration     $10,000 per CPU.
                                            with leading content management systems
                                            and other enterprise applications.

DYNAMO APPLICATION SERVER. The Dynamo Application Server is designed to provide businesses with the core application platform and software tools required to develop, deploy and manage personalized, effective Web sites for conducting business on the Internet. The Dynamo Application Server provides a common application platform for:

       - dynamically generating Web pages and managing user sessions;

       - supplying a framework of shared application services to connect and integrate each of the applications in our product suite;

       - managing the distribution of applications across multiple computers and providing an automatic recovery management system to prevent system failures; and

       - efficiently connecting to enterprise systems and third-party applications.

Dynamo Application Server connects to Dynamo Control Center, a Web application development tool that allows developers and Web designers to build new applications and integrate third-party technologies.

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

         - SEGMENTATION AND CONTENT TARGETING. Dynamo Personalization Server enables business managers to segment visitors based on their profile data. Using business rules, content can be personalized and targeted to these groups of users. These business rules are created using the Dynamo Control Center.

         - CONTENT MANAGEMENT AND INTEGRATION. In addition to using Dynamo Personalization Server to target content residing on internal file systems, customers may purchase Dynamo Connectors to integrate Dynamo with leading content management systems and other enterprise applications. The Dynamo Connectors provide direct integration to leading content management systems such as those from Documentum and OpenText.

         - PERSONALIZED MESSAGING. Dynamo Targeted E-mail can be used with the Dynamo Personalization Server to send personalized messages to selected groups and individual Web site users.

DYNAMO SCENARIO SERVER. Dynamo Scenario Server provides a platform for non-technical business managers to define, manage and analyze e-business scenarios, which are planned sequences of interactions with a specific customer or customer segment that enable businesses to manage long-term customer relationships. E-business scenarios can span a wide variety of customer interactions across multiple channels including customer acquisition and retention, product discounts and promotions, cross-sell and up-sell incentives, product fulfillment, and customer support functions. Dynamo Scenario Server features include:

         - "POINT-AND-CLICK" VISUAL INTERFACE. Dynamo Scenario Server features a point-and-click visual interface, integrated in the Dynamo Control Center, which enables non-technical business managers to define and manage e-business scenarios by manipulating graphical scenario elements. These elements include people, time, events, conditions and actions. This visual interface allows the managers to create and manage e-business initiatives without requiring skilled computer programming personnel.

         - TIGHT INTEGRATION WITH DYNAMO PERSONALIZATION AND COMMERCE SERVERS. Dynamo Scenario Server is tightly integrated with the Dynamo Personalization Server and Dynamo Commerce Server products, so that e-business scenarios can automatically take advantage of information and configurations in those products. For example, e-business scenarios can be defined to only apply to customer segments that are identified through the Dynamo Personalization Server. When used in conjunction with Dynamo Commerce Server, e-business scenarios automatically present commerce related events and actions such as purchasing events and shopping cart discounts, integrated reporting and graphing.

         - SCENARIO TEMPLATES. Dynamo Scenario Server allows the creation and use of Scenario Templates, which are reusable, pre-built e-business scenarios that omit a small number of parameters. When a Scenario Template is re-used, the business manager is asked for the omitted parameters and the scenario is created. Scenario Templates enable business managers to quickly initiate commonly used scenarios and to simplify the creation of scenarios for less sophisticated users.

DYNAMO COMMERCE SERVER. Dynamo Commerce Server is a flexible solution enabling businesses to deploy and manage large-scale, personalized, e-commerce storefronts. Dynamo Commerce Server delivers product catalog content and scenario-based, promotional merchandising programs to manage the online shopping experience. It is designed to integrate with existing customer database, inventory, order processing, payment and fulfillment systems operated by many large organizations. In addition, Dynamo Commerce Server provides administration features that allow e-commerce storefronts to be operated independently by various managers throughout an organization. The Dynamo 5 version of Dynamo Commerce Server offers gift registries, coupons, carts and shipping addresses, support for multiple currencies and an improved administration interface. The Dynamo Commerce Server is also tightly integrated with Dynamo Scenario Server so that commerce transactions and merchandising features can interact effectively with e-business scenarios. Dynamo Commerce Server features also include:

         - COMPLETE E-COMMERCE STOREFRONT SOLUTION. Dynamo Commerce Server provides a comprehensive set of e-commerce storefront functions including catalog, shopping cart, order processing, built-in search capabilities and user registration. Business managers can customize the layout, look and feel, navigation and functionality of their storefronts through point and click interfaces and through customized Web page templates. Dynamo Commerce Server supports both business-to-business and business-to-consumer e-commerce.

         - ENVIRONMENT FOR PERSONALIZED SELLING. Web sites built on Dynamo Commerce Server can be designed to deliver targeted merchandising campaigns based on user profiles gathered through Dynamo Personalization Server and driven by e-business scenarios defined through Dynamo Scenario Server. Since Dynamo Commerce Server uses both implicit and explicit profiles, content can be targeted to both anonymous and recognized visitors. Reporting functionality allows marketing personnel to gather real-time feedback on the effectiveness of various targeting and merchandising strategies.

         - FLEXIBLE ORDER PROCESSING. Dynamo Commerce Server provides core order processing functionality that can be integrated with a wide variety of transaction models and existing business processes. Through the use of our integration modules, customers can incorporate business systems into the order processing flow at a number of stages as products are browsed, selected and purchased.

         - CUSTOMIZATION, MAINTAINABILITY AND DAY-TO-DAY MANAGEMENT. Dynamo Commerce Server allows business managers, designers and programmers to independently maintain and manage the various aspects of the Web site relating to their particular expertise. Dynamo Commerce Server has an administrative interface, integrated into the Dynamo Control Center, so business managers can control product presentation, pricing and promotions. Designers can directly customize Web site templates upon which the site is built. The open, modular architecture makes it easy for programmers to extend and modify functionality. This separation simplifies deployment and ongoing maintenance.

SERVICES

We provide a variety of consulting, design, application development, integration and training and support services in conjunction with our products through our Innovation Solutions and Express Services offerings.

INNOVATION SOLUTIONS. Innovation Solutions services consist of customized application design, development and integration services and are ordinarily provided on a fixed-price basis. We have extensive experience in developing, designing and deploying large-scale Web applications. Our Innovation Solutions services are provided to clients with complex requirements that seek advanced solutions that are not commercially available to extend the capabilities and features of their systems. As well as being a core component of our business, Innovation Solutions projects provide us with an understanding of emerging customer requirements and insights for new product developments. We typically select projects that we believe may provide the technical and functional foundation for our future products and services.

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

CUSTOMER SUPPORT AND MAINTENANCE. We offer five levels of customer support ranging from our evaluation support program, which is available for 30 days, to our Premier Support Program, which includes telephone support 24 hours a day, seven days per week, for customers deploying mission critical applications. Customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 20% to 30% of the then-current list price of the licensed product.

TRAINING. We provide a broad selection of training for customers and partners, including programming classes covering all of the components of our product suite. Training is priced on a per day basis. Fees vary for standard public training classes and on-site private training classes.

CUSTOMERS

We have delivered e-business solutions to more than 660 companies worldwide. Our principal target markets are Global 2000 companies, as published by Forbes, as well as leading companies using the Internet as a primary business channel. Our customers represent a broad spectrum of enterprises within diverse industry sectors. The following is a partial list of customers that have purchased licenses and/or professional services from us:

CONSUMER RETAIL                    MANUFACTURING
BlueLight.com                      3M
CareSoft                           Abbott Laboratories
J.Crew                             Eastman Kodak
Target                             Procter & Gamble
Walgreens                          TECHNOLOGY
FINANCIAL SERVICES                 BellSouth
John Hancock Funds, Inc.           Informix
KeyBank                            Network Solutions
Scudder Kemper Investments         Newbridge Networks
INTERNATIONAL                      Sun Microsystems
Direckt Analge Bank                TRAVEL, MEDIA AND ENTERTAINMENT
Gameplay                           BMG Direct
Kingfisher                         Hilton Hotels
INTERNET                           MTVi
Loudcloud                          Sony Online Entertainment
TechRepublic
TheStreet.com

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

       JAVA FOUNDATION

Our products are written entirely in Java and support Java programming for customization and extension, except for a few integration and installation modules that can be implemented only in conventional programming languages. We have performed internal tests to certify that our Dynamo 5 e- Business Platform supports the J2EE standards established by Sun Microsystems.

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

         - ENTERPRISE INTEGRATION. We believe that Java's portability and direct support for distributed applications are helping Java to become the de facto standard language for enterprise system integration. We expect that Sun Microsystems' establishment of J2EE standards will make integration even easier for those enterprise systems that support J2EE specifications.

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

       PERFORMANCE, SCALABILITY AND RELIABILITY

Our products have a layered architecture. Dynamo Personalization Server is built on top of Dynamo Application Server, Dynamo Scenario Server is built on top of Dynamo Personalization Server, and Dynamo Commerce Server is built on top of Dynamo Scenario Server. We believe that the integration of Dynamo Application Server with our other products yields significant benefits, particularly in performance, scalability and reliability.

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

Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products which extend and enhance competitive product features, particularly in the areas of integrating our products with external enterprise systems, supporting emerging industry standards and creating more powerful user interfaces to our products. The systems we integrate with include relational databases, content management systems and credit card payment servers. The industry standards we support include Java Servlets, a standard for constructing Web pages using the Java programming language; J2EE standards for developing modular Java programs that can be accessed over a network; and Simple Network Management Protocol, a standard for remotely monitoring the operation of a system.

SALES AND MARKETING

Our principal target markets are Global 2000 companies and leading companies using the Internet as a primary business channel. We target these potential customers through our direct sales force and through arrangements with systems integrators, Web developers, original equipment manufacturers and other technology partners. We currently have more than 250 system integrators and technology partners.

We employ one group of sales professionals who are compensated based on product sales made directly to end-users, a second group of regional service account managers who are compensated based on service sales made directly to end-users and a third group of sales professionals who are compensated based on sales made through co-selling efforts with our systems integrator partners. We train and assist systems integrators in promoting, selling, deploying, extending and supporting our products. The objective of this strategy is to establish close product relationships directly with our customers and to motivate systems integrators to adopt the Dynamo technology and suite of products on Internet and Web-based projects for their clients.

In addition, we have initiated a strategy to co-market our products with technology partners and to sell our products through original equipment manufacturers. We intend to increase sales of our products by entering into similar relationships with additional technology partners and original equipment manufacturers.

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

Set forth below is a partial list of organizations with which we have selling and marketing relationships:

NORTH AMERICA                   Luminant
Adobe Systems                   marchFIRST
Cap Gemini Ernst & Young        Modem Media
Centrifusion                    Organic
Context Integration             PricewaterhouseCoopers
CSC                             Sapient
Deloitte Consulting             Sun Microsystems
Documentum                      INTERNATIONAL
E.piphany                       Digital Channel Partners
Fort Point Partners             E-TREE
Informix                        Fi SYSTEM
Inventa                         Icon Medialab
Interwoven                      MATERNA
iXL                             Quidnunc
KPMG

As of December 31, 2000, we had sales personnel located at our offices in Australia, Canada, England, France, Germany, Hong Kong, Italy, the Netherlands, Singapore and Sweden. During the past year, we have established relationships with new international partners and have added key international accounts. We intend to continue our international expansion by working with additional global and local partners and by creating additional local infrastructure to provide direct sales, service and marketing. While we will continue to focus our international sales efforts principally on Europe, we also will seek to expand our presence in the Asia/Pacific region, including Japan and Singapore.

COMPETITION

The market for Internet customer relationship management solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition:

         -  in-house development efforts by potential customers or partners;

         - Internet applications software vendors, such as Blue Martini, BroadVision and Vignette; and

         - platform application server products and vendors, such as BEA Systems, IBM's Websphere products, and Microsoft, among others.

We also compete in the platform application server market with the Netscape/Sun Alliance iPlanet Application Server product, which is partially controlled by Sun Microsystems. Sun is one of our customers and co-marketing partners.

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

In addition, our software is written in the Java programming language developed by Sun Microsystems and we incorporate J2EE, Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our Dynamo 5 e -Business Platform has been designed to support Sun's J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source, (b) rewrite the technology ourselves, or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

EMPLOYEES

As of December 31, 2000, we had a total of 943 employees. Of our employees, 176 were in research and development, 324 in sales and marketing, 309 in professional services and 134 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

    FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE

A NUMBER OF RISKS AND UNCERTAINTIES EXIST THAT COULD AFFECT OUR FUTURE OPERATING RESULTS, INCLUDING THE FOLLOWING:

       RISKS RELATED TO OUR BUSINESS

WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE, AND WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE PROFITABILITY ON A QUARTERLY OR ANNUAL BASIS.

The second, third and fourth quarters of 2000 were our first profitable quarters since inception. We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As of December 31, 2000, we had an accumulated deficit of $14.4 million. We anticipate that our operating expenses will increase as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems. Although our revenues have grown significantly in recent quarters, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters. In addition, we believe the current United States economic downturn will have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, particularly as a company that sells software products, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to maintain profitability. In addition, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS.

Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. In addition, we believe the current economic downturn in the United States has increased the average length of our sales cycle as customers have deferred implementing new e-commerce solutions. We may incur significant sales and marketing expenses in anticipation of licensing our products, and if we do not achieve the level of revenues we expected, our operating results will suffer and our stock price may decline. These potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

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

WE WILL NEED TO IMPLEMENT AND IMPROVE OUR OPERATIONAL SYSTEMS AND HIRE ADDITIONAL SERVICE PROFESSIONALS ON A TIMELY BASIS IN ORDER TO MANAGE GROWTH.

We have expanded our operations rapidly in recent years. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base. The number of our employees increased from 324 on January 1, 2000 to 943 on December 31, 2000. Rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We plan in particular to expand our professional services capabilities to support increased product license sales. However, we cannot be certain that we will be able to attract a sufficient number of highly qualified service personnel. In addition, new service personnel will require training and it will take time for them to become productive. If we fail to improve our operational systems or to expand our professional service capabilities in a timely manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent other parties from using our intellectual property without our permission. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $11 million had been paid as of December 31, 2000.

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

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets. We currently maintain offices in Australia, Canada, England, France, Germany, Hong Kong, Japan, the Netherlands, Singapore and Sweden. We derived 21% of our total revenues from customers outside North America for the year ended December 31, 2000. We anticipate that revenues from customers outside North America will account for an increased portion of our total revenues for the foreseeable future. To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets. Our operations outside North America are subject to additional risks, including:

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

We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new Dynamo 5 e-Business Platform is designed to support Sun's Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE standards, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

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

       RISKS RELATED TO THE INTERNET INDUSTRY

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF E-COMMERCE.

Our success will depend heavily on the acceptance and wide use of the Internet for e-commerce. The current United States economic downturn will reduce demand for our products if customers and potential customers delay or cancel the implementation of customer relationship management solutions. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

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

PROJECTIONS INCLUDED IN THIS ANNUAL REPORT RELATING TO THE GROWTH OF E-COMMERCE AND THE INTERNET ARE BASED ON ASSUMPTIONS THAT COULD TURN OUT TO BE INCORRECT AND ACTUAL RESULTS COULD BE MATERIALLY DIFFERENT FROM THE PROJECTIONS.

This annual report contains various data and projections related to revenues generated by electronic commerce and the size of the worldwide Internet commerce application software market. These data and projections are inherently imprecise, and investors are cautioned not to place undue reliance on them. These data and projections have been included in studies prepared by International Data Corporation, an independent market research firm, and the projections are based on surveys, financial reports and models used by IDC to measure license revenues and associated maintenance fees derived from sales to e-commerce sites. These projections include assumptions regarding business and home use of the Internet, including assumptions as to growth in the percentage of Web users making online purchases, increases in the amount of time people spend using the Web, changing attitudes toward Web usage and purchasing, levels of business saturation for Web use and increases in the level of software spending by businesses, as well as various assumptions regarding the rate of growth of Web use in countries outside the United States. Actual results or circumstances may be materially different from the projections.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT SOMEONE FROM ACQUIRING OR MERGING WITH US ON TERMS FAVORED BY A MAJORITY OF OUR INDEPENDENT STOCKHOLDERS.

Our executive officers and directors beneficially owned approximately 20% of our common stock as of February 28, 2001. As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent someone from acquiring or merging with us.

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

                                Item 2. PROPERTIES

Our headquarters are currently located in a leased facility in Cambridge, Massachusetts, consisting of approximately 60,000 square feet. In August 2000 we entered into a lease for approximately 30,000 square feet in another facility in Cambridge, Massachusetts, and in June 2000 we entered into a lease for approximately 42,000 square feet in Waltham, Massachusetts. We also have offices for sales and support personnel in eight additional domestic locations as well as in ten foreign countries.

                            Item 3. LEGAL PROCEEDINGS

A patent infringement claim was filed by BroadVision, one of our competitors, against us on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleged that we are infringing on a patent for a method of conducting e-commerce. We settled the lawsuit in February 2000. As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent. We agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period.

On October 31, 2000, Aron Rosenberg, one of our stockholders, filed a lawsuit in the United States District Court for the District of Delaware, ROSENBERG V. TUDOR INVESTMENT CORP., TUDOR PRIVATE EQUITY FUND L.P., THE RAPTOR GLOBAL FUND L.P., THE RAPTOR GLOBAL FUND LTD., TUDOR GLOBAL TRADING LLC AND ART TECHNOLOGY GROUP, INC., Civil Action No. 00-925. Mr. Rosenberg's complaint alleges that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sales of our common stock after our initial public offering on July 20, 1999. Those entities received shares of our common stock immediately before our closing of our initial public offering, upon the conversion of Series D preferred stock that they had acquired more than six months before our initial public offering. The complaint alleges that those entities should be deemed to have purchased shares of our common stock shortly before the closing of our initial public offering, as the result of changes effected through a charter amendment relating to the preferred stock. The complaint also alleges that the entities obtained profits of more than $70 million from sales of our common stock within six months after the date on which such purchase should be deemed to have occurred and that those profits should be paid to our company in accordance with Section 16(b). Although we are a nominal defendant in the suit, Mr. Rosenberg is not seeking any damages from us. We cannot assure you that we will receive any payment as a result of this lawsuit.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None.

                                    PART II

    Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                     MATTERS

Our common stock began trading on the Nasdaq National Market under the symbol "ARTG" on July 21, 1999. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

                                                           HIGH         LOW

Year ending December 31, 1999
  Third quarter (commencing July 21, 1999) ..........    $  19.06    $   5.13
  Fourth quarter ....................................       66.00       17.56

Year ending December 31, 2000
  First quarter .....................................      106.50       43.81
  Second quarter ....................................      101.94       28.63
  Third quarter .....................................      126.88       76.00
  Fourth quarter ....................................       96.50       20.50

On March 26, 2001 the last reported sale price on the Nasdaq National Market for our common stock was $20.00 per share. On March 26, 2001, there were 16,740 holders of record of our common stock.

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

On July 26, 1999, we completed our initial public offering of 10,000,000 shares of common stock at a public offering price of $6.00 per share (SEC registration number 333-78333). Our net proceeds from the offering were approximately $54,302,000. On July 30, 1999, in connection with the exercise of the underwriters' over-allotment option, we issued an additional 336,000 shares of common stock at the initial public offering price of $6.00 per share. Our net proceeds from the exercise of the over-allotment option were approximately $1,875,000. In connection with our initial public offering in July 1999, all shares of our preferred stock were converted into 31,419,278 shares of common stock.

On November 10, 1999, we completed a follow-on public offering of 9,000,000 shares of common stock, of which 2,850,000 shares were sold by us at a public offering price of $33.75 (SEC registration number 333-89577). Our net proceeds from the offering were approximately $91,428,000. On November 22, 1999, in connection with the exercies of the underwriters' over-allotment option, we issued an additional 175,840 shares of common stock at the public offering price of $33.75 per share. Our net proceeds from the exercise of the over-allotment option were approximately $5,671,000.

Through December 31, 2000, we used approximately $84.1 million of our proceeds from the public offerings for sales and marketing, approximately $27.9 million for capital expenditures, approximately $22.3 million for research development, and approximately $500,000 for the repayment of indebtedness. Additionally, we paid $5.2 million as partial consideration and for professional fees in connection with our acquisition of The Toronto Technology Group Inc. in July 2000. As of December 31, 2000, we had approximately $12.8 million of net proceeds remaining, and pending use of these proceeds, we intend to invest these net proceeds primarily in high-quality short-term investments.

                   Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below as of December 31, 1999 and 2000 and for each of the years ended December 31, 1998, 1999 and 2000 are derived from consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which are included in this annual report. The selected consolidated financial data as of December 31, 1996, 1997 and 1998 and for each of the years ended December 31, 1996 and 1997 are derived from audited consolidated financial statements not included in this annual report. Additional information regarding basic and diluted net income (loss) per share is described in note 1(e) to the consolidated financial statements included elsewhere in this annual report. The following data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                           Year Ended December 31,
                                                 ---------------------------------------------------------------------
                                                          1996         1997         1998          1999           2000
                                                        ------       ------       ------       -------       --------
                                                                   (in thousands, except per share data)
Revenues:

   Product license                                      $   53       $1,866       $4,059       $18,590       $121,525
   Services                                              3,849        4,592        8,078        13,487         41,817
                                                        ------       ------       ------       -------       --------
     Total revenues                                      3,902        6,458       12,137        32,077        163,342
                                                        ------       ------       ------       -------       --------
Cost of Revenues:

   Product license                                          --           64           30         8,160          3,426
   Services                                              1,985        3,133        5,020        10,232         34,739
                                                        ------       ------       ------       -------       --------
     Total cost of revenues                              1,985        3,197        5,050        18,392         38,165
                                                        ------       ------       ------       -------       --------


     Gross profit                                        1,917         3,261        7,087        13,685      125,177
                                                       -------      --------      -------      --------      -------
Operating Expenses:
  Research and development                               1,117         3,661        3,355         6,343       18,966
  Sales and marketing                                    1,152         2,287        4,074        15,921       73,261
  General and administrative                             1,060         1,418        2,291         5,323       22,791
  Amortization of deferred compensation                     --            --          107         1,127        1,273
                                                       -------      --------      -------      --------      -------
     Total operating expenses                            3,329         7,366        9,827        28,714      116,291
                                                       -------      --------      -------      --------      -------
Income (Loss) from Operations                           (1,412)       (4,105)      (2,740)      (15,029)       8,886
  Interest income                                           --             6           54         2,018        8,979
  Interest expense                                         (30)         (129)        (165)         (121)          --
                                                       -------      --------      -------      --------      -------
     Net income (loss) before provision for
     income taxes                                       (1,442)       (4,228)      (2,851)      (13,132)      17,865
Provision for income taxes                                  --            --           --            --        3,378
                                                       -------      --------      -------      --------      -------
      Net income (loss)                                 (1,442)       (4,228)      (2,851)      (13,132)      14,487

Accretion of Dividends,
   Discount and Offering Costs
   on Preferred Stock                                     (206)         (214)      (1,594)       (4,395)          --
                                                       -------      --------      -------      --------      -------
      Net income (loss) available for common
         stockholders                                  $(1,648)     $ (4,442)     $(4,445)     $(17,527)     $14,487
                                                       =======      ========      =======      ========      =======
Net income (loss) per share:
   Basic                                               $ (0.09)     $  (0.25)     $ (0.25)     $  (0.45)     $  0.22
                                                       =======      ========      =======      ========      =======
   Diluted                                             $ (0.09)     $  (0.25)     $ (0.25)     $  (0.45)     $  0.20
                                                       =======      ========      =======      ========      =======

Weighted average common shares outstanding:
   Basic                                                17,698        17,744       17,394        38,777       66,932
                                                       =======      ========      =======      ========      =======
   Diluted                                              17,698        17,744       17,394        38,777       73,138
                                                       =======      ========      =======      ========      =======
CONSOLIDATED BALANCE SHEET DATA (at period
end):                                                    1996         1997         1998         1999           2000
                                                        ------       ------       ------       ------         ------
Cash, cash equivalents and short term
   marketable securities                                $2,358     $    187      $ 4,093      $129,848       $126,473
Working capital (deficit)                                  902       (1,328)       3,649       117,727        122,422
Long-term marketable securities                             --           --           --        19,394         17,734
Total assets                                             3,038        1,672        7,766       177,735        259,515
Long-term obligations, less current maturities              24          122          322         4,000          2,000
Redeemable convertible preferred stock                   3,000        3,153        8,313            --             --
Total stockholders' equity (deficit)                    (1,648)      (4,060)      (4,034)      146,385        191,973

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                                    Overview

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "ITEM 1.
BUSINESS--FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE" AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our Dynamo Application Server product and have completed development of our current product suite. We began shipping the commercial version of Dynamo 5 e -Business Platform in September 2000. We market and sell our products worldwide through our direct sales force, systems integrators, technology partners and original equipment manufacturers.

We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of software licenses of our Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 20% to 30% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as Web-based and telephone technical support. Training is billed as services are provided.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned which is generally ratably over the life of the reseller agreement for guaranteed minimum royalties or based upon unit sales by the resellers. We do not grant our resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by us in advance of billings.

Services revenues have increased primarily due to the expansion of our service capabilities by hiring additional service personnel and the increase in the number of customers using our Dynamo products. Sales of Dynamo products often lead to sales of consulting services and software maintenance and support. To date, substantially all of our Dynamo customers have entered into annual software maintenance and support agreements at the time of purchase and have renewed such maintenance and support contracts in subsequent periods. We believe that growth of our product license sales depends on our ability to provide customers with support, training, consulting and implementation services and to educate systems integrators and resellers on how to use and install our products. We have invested significantly and expect to continue to invest in expanding our services organization.

We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets. We currently maintain offices in Australia, Canada, England, France, Germany, Hong Kong, Japan, the Netherlands, Singapore and Sweden. Revenues from customers outside the United States accounted for 7% of our total revenues in 1998, 7% in 1999 and 23% in 2000. We have not entered into contracts denominated in foreign currencies to date, but may in the future. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. We, therefore, increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                         ---------------------
                                                         1998    1999     2000
                                                         ----    ----     ----
   Revenues:
      Product license ...............................     33%      58%      74%
      Services ......................................     67       42       26
                                                        ----     ----     ----
         Total revenues .............................    100      100      100

   Total cost of revenues ...........................     42       57       23
                                                        ----     ----     ----
      Gross margin...................................     58       43       77
                                                        ----     ----     ----
   Operating expenses:
      Research and development ......................     27       20       12
      Sales and marketing ...........................     34       50       45
      General and administrative ....................     19       17       14
      Stock-based compensation ......................      1        3        1
                                                        ----     ----     ----
         Total operating expenses ...................     81       90       72
                                                        ----     ----     ----
   Income (loss) from operations ....................    (23)     (47)       5
   Interest income (expense), net ...................     (1)       6        6
                                                        ----     ----     ----
      Income (loss) before provision for income taxes    (24)     (41)      11
   Provision for income taxes .......................     --       --        2
                                                        ----     ----     ----
   Net income (loss) ................................    (24)%    (41)%      9%
                                                        ====     ====     ====


The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                         ---------------------
                                                         1998    1999     2000
                                                         ----    ----     ----
Cost of product license revenues...................         1%     44%       3%
Cost of services revenues..........................        62      76       83


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

       REVENUES

Total revenues increased 409% from $32.1 million in 1999 to $163.3 million in 2000. The increase was primarily attributable to market acceptance of our Dynamo suite of products as we continued to cultivate relationships with systems integrators and train our partner channels to encourage them to support our products. Additionally, global expansion and the release of our newest product offering in September 2000, ATG Dynamo 5, contributed to our revenue growth. Revenues generated from international customers increased to $37.6 million in 2000 from $2.2 million in 1999.

Total revenues increased 164% from $12.1 million in 1998 to $32.1 million in 1999. The increase was primarily attributable to growth in the number of customers and the number of larger deals with customers. In addition, we expanded our sales force and introduced version 4.0 of our Dynamo product suite in December 1998, which increased our market presence.

No individual customer accounted for more than 10% of total revenues in 1999 or 2000. In 1998, three customers each accounted for more than 10% of total revenues and collectively accounted for 37% of total revenues.

       PRODUCT LICENSE REVENUES

Product license revenues increased 553% from $18.6 million in 1999 to $121.5 million in 2000. The increase was primarily attributable to the continued rapid growth in our partner channel, as well as increased sales to larger enterprises and international customers. Product license revenues generated from international customers increased to $27.1 million in 2000 from $1.2 million in 1999. We experienced an increase in the number of individual license arrangements under which the initial license fee was in excess of $1 million. Additionally, the increase was attributable to the market acceptance of ATG Dynamo 5, which was released in September 2000. We anticipate that product license revenues will continue to grow in absolute dollars, but expect the sequential rate of growth to decrease as compared to the past several quarters.

Product license revenues increased 358% from $4.1 million in 1998 to $18.6 million in 1999. This increase was attributable to the market acceptance of our Dynamo product suite following the release of Dynamo 4.0 in December 1998 and an increase in the number of larger deals with customers. Additionally, 11% of our product license revenues in 1999 were the result of an agreement with an original equipment manufacturer or OEM. The OEM agreement had an initial term that ended on December 31, 2000. We elected not to renew the agreement.

Product license revenues as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998 were 74%, 58% and 33%, respectively. We expect this percentage to decrease in the foreseeable future until reaching a level of approximately two-thirds of total revenues.

       SERVICES REVENUES

Services revenues increased 210% from $13.5 million in 1999 to $41.8 million in 2000. Professional services revenues increased 95% from $9.7 million in 1999 to $18.9 million in 2000. The increase in professional services revenues was primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group including the acquisition of The Toronto Technology Group, Inc. Software maintenance and support revenues increased 496% from $2.8 million in 1999 to $16.7 million in 2000. The increase in software maintenance and support revenues was the result of continued increases in product revenues that generate software maintenance and support revenues and increases in software maintenance and support renewals. Training revenues increased 463% from $1.1 million in 1999 to $6.2 million in 2000. The increase in training revenues was primarily attributable to our extended training program offerings. Additionally, our acquisition of Petronio Technology Group on May 17, 2000 provided us with additional Java, J2EE and XML courseware, as well as strengthened our training capabilities with the addition of seasoned trainers and curriculum developers. We believe these capabilities enhance our selling efforts for product license revenues to end-users, resellers and partners. We anticipate that services revenues will continue to grow in absolute dollars, but expect the sequential rate of growth to decrease as compared to the past several quarters.

Services revenues increased 67% from $8.1 million in 1998 to $13.5 million in 1999. Professional services revenues increased 26% in 1999 from $7.7 million in 1998 to $9.7 million in 1999. The increase in professional services revenues was primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group. Software maintenance and support revenues increased 653% from $372,000 in 1998 to $2.8 million in 1999. This increase in software maintenance and support revenues was attributable to an increase in the number of customers and sales of product licenses.

Services revenues as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998 were 26%, 42% and 67%, respectively. We expect this percentage to increase in the forseeable future to approximately one-third of total revenues.

       COST OF PRODUCT LICENSE REVENUES

Cost of product license revenues decreased from $8.2 million in 1999 to $3.4 million in 2000. For the year ended December 31, 2000, approximately $2.3 million related to the BroadVision settlement which was included in cost of product license revenues. We paid BroadVision $750,000 per quarter in 2000 and will pay BroadVision $500,000 per quarter in 2001 and 2002. Cost of product license revenues also includes costs associated with sustaining the current release of the Dynamo suite of products.

Cost of product license revenues increased from $30,000 in 1998 to $8.2 million in 1999. In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent. We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues. An initial payment of $8.0 million in February 2000 was expensed during the year ended December 31, 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000.

       COST OF SERVICES REVENUES

Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues will vary significantly from year to year depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, and the level of third-party contractors fees.

Cost of services revenues increased 240% from $10.2 million in 1999 to $34.7 million in 2000. The increase was attributable to the growth of our resources in our professional services group. Approximately 61% of the increase was related to compensation and benefit costs. Additionally, costs increased due to travel, recruiting, hiring and training.

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

Research and development expenses increased 199% from $6.3 million in 1999 to $19.0 million in 2000. The increase was due principally to the research and development expenses associated with our Dynamo 5 e-Business Platform, which we announced in July 2000 and began shipping in September 2000. Approximately 73% of the increase was related to compensation and benefit costs. Additionally, costs increased due to travel, recruiting, hiring and training.

Research and development expenses increased 89% from $3.4 million in 1998 to $6.3 million in 1999. Approximately 79% of the increase was due to growth in hiring engineers into the group and related costs including salaries and related benefits. The remainder of the increase was primarily due to increased facilities costs.

For the years ended December 31, 2000, 1999 and 1998, research and development expenses as a percentage of total revenues were 12%, 20% and 27%, respectively. The percentage decrease principally reflected growth in the level of our total revenues. We expect that research and development expenses, in absolute dollars, will increase as we expand our research and development hiring efforts subsequent to the Dynamo 5 general release. We expect that research and development expenses will represent a greater percentage of total revenues in 2001 than in 2000. We anticipate, however, that research and development expenses will fluctuate as a percentage of total revenues based upon the level of revenue growth.

       SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

Sales and marketing expenses increased 360% from $15.9 million in 1999 to $73.3 million in 2000. The increase was associated primarily with international sales and marketing expansion, global hiring, advertising efforts, branding and increased commissions. Approximately 47% of the increase was related to compensation and benefit costs, and 28% of the increase was related to marketing and promotional expenses. Additionally, costs increased due to travel, recruiting, hiring and training.

Sales and marketing expenses increased 291% from $4.1 million in 1998 to $15.9 million in 1999. Approximately 44% of the increase was due to a significant increase in the number of sales and marketing personnel and related expenses, and 29% of the increase was related to new and increased marketing program expenditures.

For the years ended December 31, 2000, 1999 and 1998, sales and marketing expenses as a percentage of total revenues were 45%, 50% and 34%, respectively. We expect that sales and marketing expenses will increase in absolute dollars as we continue to execute our strategy for expansion of our sales and marketing efforts, both domestically and internationally. We will continue to hire and train new sales personnel, open additional sales offices, increase marketing and promotional spending and execute our global branding initiatives. We expect that sales and marketing expenses will represent a smaller percentage of total revenues in the next year than in 2000. We anticipate, however, that sales and marketing expenses will fluctuate as a percentage of total revenues depending on the level and timing of global expansion, program spending, the rate at which newly hired sales personnel become productive and the level of revenue growth.

       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

General and administrative expenses increased 328% from $5.3 million in 1999 to $22.8 million in 2000. Approximately 48% of the increase was related to increases in personnel and related expenses, driven by expansion both domestically and internationally. Approximately 13% of the increase was related to an increase in consultant expenses. Additionally, the increase was the result of recording additional allowances for doubtful accounts as a result of the significant increases in revenues and the potential for a slowdown in the economy.

General and administrative expenses increased 132% from $2.3 million in 1998 to $5.3 million in 1999. Approximately 30% of the increase was related to the hiring of additional professionals to manage the growth of the company resulting in increased salaries and benefits. Approximately 19% of the increase was due to increased consulting services and approximately 13% of the increase was due to costs related to hiring and training new personnel.

For the years ended December 31, 2000, 1999 and 1998, general and administrative expenses as a percentage of total revenues were 14%, 17% and 19%, respectively. We plan to continue investing in infrastructure and personnel to help support our planned growth. As a result, we expect an increase, in absolute dollars, in general and administrative costs for the next year. We expect that general and administrative expenses will represent a smaller percentage of total revenues in the foreseeable future than in 2000. We anticipate, however, that general and administrative expenses will fluctuate as a percentage of total revenues depending upon the rate of growth in expenditures and total revenues.

       STOCK-BASED COMPENSATION

Since the fourth quarter of 1998, we have recorded total deferred stock based compensation of $4.9 million in connection with stock option grants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of such grants. Additionally, in July 2000, we recorded deferred stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of The Toronto Technology Group, Inc. We are amortizing these amounts over the vesting periods of the applicable options. These amounts have been reduced due to the recipients of these grants terminating employment with the Company.

Stock-based compensation expense increased 18% from $1.1 million in 1999 to $1.3 million in 2000. This increase was due to the timing of our recording of stock-based compensation and the options acquired in connection with the acquisition of The Toronto Technology Group, Inc. We expect stock-based compensation expense to increase to approximately $1.5 million in 2001.

Stock-based compensation expense increased 953% from $107,000 in 1998 to $1.1 million in 1999. This was due to the timing of our recording of stock-based compensation.

       INTEREST INCOME (EXPENSE)

Interest income increased 350% from $2.0 million in 1999 to $9.0 million in 2000. The increase is primarily the result of the completion of our initial public offering in July 1999 and a follow-on public offering in November 1999, from which we received net proceeds of approximately $153.3 million that we invested primarily in cash, cash equivalents and marketable securities. Additionally, the positive cash flow from operations has contributed to the increase in interest income.

Interest expense decreased from $121,000 in 1999 to zero in 2000. The decrease was related to the repayment of outstanding indebtedness in 1999 with the proceeds from our initial public offering.

Interest income increased from $54,000 in 1998 to $2.0 million in 1999. The increase was the result of the completion of our initial and follow-on public offerings completed in July and November 1999, from which we received net proceeds of approximately $153.3 million that was invested primarily in cash, cash equivalents and marketable securities.

Interest expense decreased 27% from $165,000 in 1998 to $121,000 in 1999. The decrease was primarily related to the repayment of outstanding indebtedness with the proceeds from our initial public offering.

       PROVISION FOR INCOME TAXES

As a result of achieving profitability in 2000, we recorded a provision for income taxes of $3.4 million, which represents an effective tax rate of 18.9%. Our effective tax rate for 2000 was below the statutory rate due primarily to the utilization of net operating loss carryforwards. As of December 31, 2000, all net operating loss carryforwards have been benefited for financial reporting purposes. We expect our effective tax rate for 2001 to be approximately 40%. We incurred losses in 1998 and 1999. Accordingly, there was no provision for income taxes for these periods.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases. In 2000, we began to fund our cash requirements in part from operations. At February 28, 2001, we had $51.5 million in cash and cash equivalents and $65.8 million in marketable securities.

Cash provided by operating activities was $18.3 million in 2000. This consisted of operating income of $14.5 million and changes in working capital including cash provided by increases in accrued expenses of $24.7 million and deferred revenue of $14.4 million offset by cash used to fund an increase in accounts receivable was $39.9 million. Cash used in operating activities was $2.0 million for 1999. This represented an operating loss of $13.1 million and changes in working capital items consisting primarily of cash provided by deferred revenue, accounts payable and accrued expenses, including the $8.0 million license fee which was paid to BroadVision in February 2000. The cash provided by the change in deferred revenue was primarily the result of $5.0 million we received from an original equipment manufacturer, of which $2.9 million was included in deferred revenue as of December 31, 1999.

Our investing activities for the year ended December 31, 2000 consisted primarily of capital expenditures of $21.7 million, net purchases of marketable securities of $66.4 million and the purchase of The Toronto Technology Group, Inc. and Petronio Technology Group which utilized a total of $5.8 million of cash. In the second quarter of 2000 we acquired Petronio Technology Group and, pursuant to the acquisition agreement, made an initial cash payment of $600,000 and may be obligated to make two additional contingent payments of $300,000 each. In addition, in July 2000 we acquired The Toronto Technology Group for $12.0 million in cash, options and exchangeable shares of common stock. We paid $5.2 million in cash upon the closing of this acquisition and will pay the remainder of the purchase price in options and exchangeable shares through 2003. To support growth in headcount and global expansion, assets acquired both in 1999 and 2000 consisted principally of leasehold improvements, computer hardware and software. We expect that our capital expenditures will continue to increase significantly as our employee base grows. We expect that capital expenditures will total approximately $45.0 million over the next twelve months. Our investing activities in 1999 consisted primarily of capital expenditures of $5.6 million and increases in other assets for facilities deposits and similar items of $690,000, in addition to the net purchase of marketable securities of $24.5 million.

We have a revolving line of credit with Silicon Valley Bank, which provides for borrowings of up to the lesser of $12.5 million or 80% of eligible accounts receivable. The line of credit bears interest at the bank's prime rate (8.5% at February 28, 2001). At February 28, 2001, we had approximately $4.1 million available under the line of credit based upon our borrowing base, no outstanding borrowings and $8.4 million of outstanding letters of credit which apply against our availability. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We currently are in compliance with all related financial covenants and restrictions. We are negotiating with Silicon Valley Bank to increase the aggregate amount available under this facility from $12.5 million to $25.0 million.

In September 2000, we entered into a non-recourse receivables purchase agreement with Silicon Valley Bank, under which we can sell up to $10.0 million of our accounts receivable to the bank. Under the terms of the receivables purchase agreement, we can sell certain accounts receivable, subject to acceptance by the bank, on a non-recourse basis. Upon purchase, the bank assumes the risk of collection for the acquired accounts receivable except in the event we violate the terms of the receivables purchase agreement or the customer asserts a discount, allowance, warranty claim or right of return. The accounts receivable are sold at a discount to reflect a minimum of 45 days and a maximum of 135 days at the bank's prime rate plus 1%. This agreement will expire in September 2001. During the year ended December 31, 2000, we sold $9.6 million of accounts receivable to the bank under the receivables purchase agreement. As of February 28, 2001, all of the sold receivables have been collected. For the year ended December 31, 2000, we incurred approximately $166,000 in expenses related to this transaction.

Net cash provided by financing activities was $3.6 million in 2000, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by payments on long-term obligations to Broadvision. Net cash provided by financing activities was $153.4 million for 1999, primarily resulting from the net proceeds from our initial and follow-on public offerings, which generated $153.3 million.

We believe that with our existing financial resources and commercial credit facilities together with cash generated by our operations, will be able to meet our cash requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, which supercedes SFAS No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As amended in June 1999 by SFAS No. 137, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position or results of operations.

       Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The impact of fluctuations in the relative value of other currencies was not material for each of the three years ended December 31, 2000. We do not use derivative financial instruments for investment purposes and only invest in financial investments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ART TECHNOLOGY GROUP, INC

                   Report of Independent Public Accountants

To the Stockholders and Board of Directors of Art Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the acounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art Technology Group, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                    /s/ Arthur Andersen LLP

Boston, Massachusetts
January 24, 2001

Art Technology Group, Inc. Consolidated Balance Sheets
(In thousands, except share and per share information)

                                                                    DECEMBER 31,
                                                                   -------------
                                                                   1999     2000
                                                                   ----     ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents.................................. $124,711  $53,255
   Marketable securities......................................    5,137   73,218
   Accounts receivable, net of reserves of approximately
      $460 and $2,655 at December 31, 1999 and 2000,
      respectively............................................   12,539   52,440

   Unbilled services..........................................      782    1,273
   Prepaid expenses and other current assets..................    1,908    4,222
   Deferred tax asset.........................................        -    3,556
                                                               --------  -------
      Total current assets....................................  145,077  187,964
                                                               --------  -------
Property and Equipment, Net...................................    5,465   23,492
Long-Term Marketable Securities...............................   19,394   17,734
Other Assets..................................................    7,799   13,246
Deferred Tax Asset............................................        -   17,079
                                                               --------  -------
                                                               $177,735 $259,515
                                                               ========  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term obligations................ $  3,000 $  2,000
   Accounts payable...........................................   11,285   11,375
   Accrued expenses...........................................    4,728   29,402
   Deferred revenue...........................................    8,337   22,765
                                                               --------  -------
      Total current liabilities...............................   27,350   65,542
                                                               --------  -------
Long-Term Obligations, Less Current Maturities................    4,000    2,000
                                                               --------  -------
Commitments and Contingencies (Note 3 and 8)
Stockholders' Equity:
   Preferred stock, $0.01 par value
      Authorized--10,000,000 shares
      Issued and outstanding--no shares.......................        -        -
   Common stock, $0.01 par value
      Authorized--100,000,000 shares and 500,000,000
         shares at December 31, 1999 and 2000,
         respectively
      Issued and outstanding--65,551,024 shares
         and 67,894,357 shares at December 31, 1999 and 2000,
         respectively.........................................      656      679
   Additional paid-in capital.................................  178,218  209,338
   Deferred compensation......................................   (3,628)  (3,670)
   Accumulated deficit........................................  (28,861) (14,374)
                                                               --------  -------
        Total stockholders' equity............................  146,385  191,973
                                                               --------  -------
                                                               $177,735 $259,515
                                                               ========  =======


The accompanying notes are an integral part of these consolidated financial statements.

Art Technology Group, Inc. Consolidated Statements of Operations
(In thousands, except per share information)

                                                             YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            1998      1999      2000
                                                            ----      ----      ----
Revenues:
   Product license....................................... $ 4,059   $18,590   $121,525
   Services..............................................   8,078    13,487     41,817
                                                          -------   -------   --------
      Total revenues.....................................  12,137    32,077    163,342
                                                          -------   -------   --------
Cost of Revenues:
   Product license.......................................      30     8,160      3,426
   Services..............................................   5,020    10,232     34,739
                                                          -------   -------   --------
      Total cost of revenues.............................   5,050    18,392     38,165
                                                          -------   -------   --------
      Gross profit.......................................   7,087    13,685    125,177
                                                          -------   -------   --------
Operating Expenses:
   Research and development..............................   3,355     6,343     18,966
   Sales and marketing...................................   4,074    15,921     73,261
   General and administrative............................   2,291     5,323     22,791
   Stock-based compensation..............................     107     1,127      1,273
                                                          -------   -------   --------
      Total operating expenses...........................   9,827    28,714    116,291
                                                          -------   -------   --------
      Income (loss) from operations......................  (2,740)  (15,029)     8,886
Interest Income..........................................      54     2,018      8,979
Interest Expense.........................................    (165)     (121)        --
                                                          -------   -------   --------
      Income (loss) before provision for income taxes....  (2,851)  (13,132)    17,865

Provision for Income Taxes...............................      --        --      3,378
                                                          -------   -------   --------
      Net income (loss)..................................  (2,851)  (13,132)    14,487
Accretion of Dividends, Discount and Offering Costs on
   Preferred Stock.......................................  (1,594)   (4,395)        --
                                                          -------   -------   --------

      Net income (loss) available for common
          stockholders................................... $(4,445) $(17,527)   $14,487
                                                          =======   =======   ========
Net Income (Loss) Per Share:
   Basic................................................. $ (0.25)   $(0.45)      $.22
                                                          =======   =======   ========
   Diluted............................................... $ (0.25)   $(0.45)      $.20
                                                          =======   =======   ========
Weighted Average Common Shares Outstanding:
   Basic.................................................  17,934    38,777     66,932
                                                          =======   =======   ========
   Diluted...............................................  17,934    38,777     73,138
                                                          =======   =======   ========


The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                       SERIES A&C
                                                        CONVERTIBLE
                                                      PREFERRED STOCK      COMMON STOCK
                                                     -----------------   ----------------
                                                     NUMBER                          $0.01   ADDITIONAL
                                                       OF     CARRYING    NUMBER      PAR     PAID-IN      DEFERRED
                                                     SHARES    VALUE     OF SHARES   VALUE    CAPITAL    COMPENSATION
                                                     ------   --------   ---------   -----   ----------  ------------

Balance, December 31, 1997......................   2,509,875   $2,461    17,813,400  $178        $191        $--
Sale of Series C convertible preferred stock....     246,914      400            --    --          --         --
Issuance costs related to sale of Series D
   redeemable convertible preferred stock.......          --       --            --    --          --         --
Accretion of Series B and Series D redeemable
   convertible preferred stock to redemption
   value........................................          --       --            --    --          --         --
Exercise of stock options.......................          --       --       442,710     5          68         --
Deferred compensation related to stock
   option grants................................          --       --            --    --       1,799     (1,799)
Amortization of deferred compensation...........          --       --            --    --          --        107
Warrants issued in connection with the sale
   of Series D redeemable convertible
   preferred stock..............................          --       --            --    --       2,775         --
Issuance of Series B redeemable convertible
   preferred stock warrants.....................          --       --            --    --       1,053         --
Grants of options to consultants (Note 6(b))....          --       --            --    --           4         --
Issuance of warrants (Note 3(d))................          --       --            --    --          58         --
Net loss........................................          --       --            --    --          --         --
                                                   ----------  -------  -----------  ----    --------    --------
Balance, December 31, 1998......................   2,756,789    2,861    18,256,110   183       5,948     (1,692)
Accretion of Series B and Series D
   redeemable convertible preferred stock
   redemption value.............................          --       --            --    --          --         --
Exercise of stock options.......................          --       --     1,956,820    20         815         --
Exercise of warrant.............................          --       --       314,476     3          (3)        --
Deferred compensation related to stock
   option grants................................          --       --            --    --       3,063     (3,063)
Amortization of deferred compensation...........          --       --            --    --          --      1,127
Conversion of preferred stock into
   common stock.................................  (2,756,789)  (2,861)   31,419,278   314      13,436         --
Common stock issued to the holders of
   Series C convertible preferred stock and
   Series D redeemable convertible preferred
   stock in lieu of special payments (Note 5)...          --       --       242,500     2       1,817         --
Initial and follow-on public offerings of
   common stock.................................          --       --    13,361,840   134     153,142         --
Net loss........................................          --       --            --    --          --         --
                                                   ----------  -------  -----------  ----    --------    --------
Balance, December 31, 1999......................          --       --    65,551,024   656     178,218     (3,628)
Exercise of stock options of $23,057 related to
   the income tax benefit of disqualifying
   dispositions.................................          --       --     2,164,234    21      27,705         --
Issuance of common stock in connection with
   the employee stock purchase plan ............          --       --       179,099     2       1,881         --
Options issued in connection with the acquisition
   of Toronto Technology Group, Inc.............          --       --            --    --       2,238     (2,019)
Amortization of deferred compensation ..........          --       --            --    --          --      1,273
Reversal of deferred compensation ..............          --       --            --    --        (704)       704
Net income .....................................          --       --            --    --          --         --
                                                   ----------  -------  -----------  ----    --------    --------
Balance, December 31, 2000 .....................          --      $--    67,894,357  $679    $209,338    $(3,670)
                                                   ==========  =======  ===========  ====    ========    ========

                                                    STOCKHOLDERS'
                                                    ACCUMULATED    EQUITY
                                                    DEFICIT       (DEFICIT)
                                                    ------------  ---------

Balance, December 31, 1997......................     $(6,890)      $(4,060)
Sale of Series C convertible preferred stock....          --           400
Issuance costs related to sale of Series D
   redeemable convertible preferred stock.......        (106)         (106)
Accretion of Series B and Series D redeemable
   convertible preferred stock to redemption
   value........................................        (434)         (434)
Exercise of stock options.......................          --            73
Deferred compensation related to stock
   option grants................................          --            --
Amortization of deferred compensation...........          --           107
Warrants issued in connection with the sale
   of Series D redeemable convertible
   preferred stock..............................          --         2,775
Issuance of Series B redeemable convertible
   preferred stock warrants.....................      (1,053)           --
Grants of options to consultants (Note 6(b))....          --             4
Issuance of warrants (Note 3(d))................          --            58
Net loss........................................      (2,851)       (2,851)
                                                    ---------    ---------
Balance, December 31, 1998......................     (11,334)       (4,034)
Accretion of Series B and Series D
   redeemable convertible preferred stock
   redemption value.............................      (2,576)       (2,576)
Exercise of stock options.......................          --           835
Exercise of warrant.............................          --            --
Deferred compensation related to stock
   option grants................................          --            --
Amortization of deferred compensation...........          --         1,127
Conversion of preferred stock into
   common stock.................................          --        10,889
Common stock issued to the holders of
   Series C convertible preferred stock and
   Series D redeemable convertible preferred
   stock in lieu of special payments (Note 5)...      (1,819)           --
Initial and follow-on public offerings of
   common stock.................................          --       153,276
Net loss........................................     (13,132)      (13,132)
                                                    ---------    ---------
Balance, December 31, 1999......................     (28,861)      146,385
Exercise of stock options, of $23,057 related to
   the income tax benefit of disqualifying
   dispositions.................................          --        27,726
Issuance of common stock in connection with
   the employee stock purchase plan ............          --         1,883
Options issued in connection with the acquisition
   of Toronto Technology Group, Inc.............          --           219
Amortization of deferred compensation ..........          --         1,273
Reversal of deferred compensation ..............          --            --
Net income .....................................      14,487        14,487
                                                    ---------    ---------
Balance, December 31, 2000 .....................    $(14,374)     $191,973
                                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Art Technology Group, Inc. Consolidated Statements of Cash Flows
(in thousands)

                                                   YEARS ENDED DECEMBER 31,
                                                 --------------------------
                                                 1998        1999      2000
                                                 ----        ----      ----
Cash Flows from Operating Activities:
   Net income (loss).........................  $(2,851)   $(13,132)   $14,487
   Adjustments to reconcile net
      income (loss) to net cash (used
      in) provided by operating
      activities--
      Stock-based compensation..............       111       1,127      1,273
      Noncash interest expense
        related to issuance of
        warrants.............................       18          40         --
      Depreciation and amortization..........      347         836      3,629
      Tax benefit from the exercise of stock
        options..............................       --          --     23,057
      Loss on disposal of fixed assets, net..       --         120         27
      Changes in operating assets and
        liabilities--
        Accounts receivable, net.............   (1,575)    (10,221)  (39,901)
        Unbilled services....................      (93)       (491)     (491)
        Prepaid expenses and other
           current assets....................     (112)     (1,795)   (2,314)
        Deferred tax assets..................       --          --   (20,635)
        Accounts payable.....................     (128)     10,564        90
        Accrued expenses.....................      827       3,508    24,674
        Deferred revenue.....................      515       7,459    14,428
                                               --------    --------  --------
           Net cash (used in) provided by
              operating activities...........   (2,941)     (1,985)   18,324
                                               --------    --------  --------
Cash Flows from Investing Activities:
   Purchases of marketable securities,
       net...................................       --     (24,531)  (66,421)
   Purchases of property and equipment.......     (623)     (5,579)  (21,683)
   Acquisition of Petronio Technology
      Group, Inc.............................       --          --      (600)
   Acquisition of The Toronto
      Technology Group, Inc..................       --          --    (5,191)
   (Increase) decrease in other assets.......      (44)       (690)      563
                                               --------    --------  --------
          Net cash used in investing
          activities.........................     (667)    (30,800)  (93,332)
                                               --------    --------  --------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock
      options................................       73         835     4,669
   Proceeds from employee stock
      purchase plan..........................       --          --     1,883
   Payments on long term obligations.........       --          --    (3,000)
   Net proceeds from sale of Series C
      convertible preferred stock............      400          --        --
   Net proceeds from sales of
      Series D redeemable convertible
      preferred stock........................    7,394          --        --
   Net proceeds from initial and
      follow-on public offerings of
      common stock...........................       --     153,276        --
   Proceeds from line of credit..............    1,496          --        --
   Payment on line of credit.................   (1,800)         --        --
   Payments on term loan to a bank...........     (167)       (319)       --
   Proceeds from equipment line of
       credit................................      200          --        --
   Payments on capital lease
      obligations............................      (82)       (189)       --
   Payments on equipment line of
      credit.................................       --        (200)       --
                                               --------    --------  --------
           Net cash provided by
           financing activities..............    7,514     153,403     3,552
                                               --------    --------  --------
Net Increase (Decrease) in Cash and
   Cash Equivalents..........................    3,906     120,618   (71,456)
Cash and Cash Equivalents, Beginning
   of Period.................................      187       4,093   124,711
                                               --------    --------  --------
Cash and Cash Equivalents, End of
   Period....................................   $4,093    $124,711   $53,255
                                               ========    ========  ========
Supplemental Disclosure of Cash Flow
   Information:
   Cash paid during the period for
      interest...............................     $143         $87       $--
                                               ========    ========  ========
   Cash paid during the period for
      income taxes...........................      $--         $--      $175
                                               ========    ========  ========

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
   Accretion of dividends, discounts
      and special payments on
      Series B, Series C, and
      Series D convertible preferred
      stock..................................     $434      $4,395       $--
                                               ========    ========  ========
   Value ascribed to Series B and
      Series D redeemable convertible
      preferred stock warrants...............   $3,828         $--       $--
                                               ========    ========  ========
   Equipment acquired under capital
      leases.................................      $87         $--       $--
                                               ========    ========  ========
   Original issue discount related to
      warrants issued to a bank..............      $58         $--       $--
                                               ========    ========  ========
   Conversion of preferred stock into
      common stock...........................      $--     $13,750       $--
                                               ========    ========  ========
   Value ascribed to options issued
      in connection with the
      acquisition of The Toronto Technology
      Group Inc..............................      $--         $--    $2,238
                                               ========    ========  ========
   Income tax effect of disqualifying
      dispositions...........................      $--         $--   $23,057
                                               ========    ========  ========
In connection with the acquisition of
   The Toronto Technology Group Inc.,
   the following non-cash transaction
   occurred:
   Fair value of tangible assets acquired....      $--         $--      $699
   Intangible assets acquired................       --          --     5,124
   Liabilities assumed.......................       --          --      (632)
                                               --------    --------  --------
   Cash paid for acquisition
      including acquisition costs............      $--         $--    $5,191
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

     (b) Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Public Offerings of Common Stock

         On July 26, 1999, ATG closed its initial public offering of 10,000,000 shares of common stock at a public offering price of $6 per share. The net proceeds to ATG from the offering were approximately $54,302,000. On July 30, 1999, in connection with the exercise of the underwriters' over-allotment option, ATG issued an additional 336,000 shares of common stock at the initial public offering price of $6 per share. Net proceeds to ATG from the exercise of the over-allotment option were approximately $1,875,000. In connection with ATG's initial public offering in July 1999, all shares of preferred stock were converted into 31,419,278 shares of common stock.

         On November 10, 1999, ATG closed its follow-on public offering of 9,000,000 shares of common stock, of which 2,850,000 shares were sold by the Company at a public offering price of $33.75. The net proceeds to ATG from the offering were approximately $91,428,000. On November 22, 1999, in connection with the exercise of the underwriters' over-allotment option, ATG issued an additional 175,840 shares of common stock at the public offering price of $33.75 per share. Net proceeds to ATG from the exercise of the over-allotment option were approximately $5,671,000.

     (d) Revenue Recognition

         ATG recognizes product license revenue from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers' operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG's price list and business practices, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement.

         ATG recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG's list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time-and-materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by ATG in advance of billings.

     (e) Net Income (Loss) Per Share

         Net income (loss) per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. The following table sets forth basic and diluted net income (loss) per share computational data for the years ended December 31, 1998, 1999 and 2000 (in thousands, except per share amounts):

                                                           1998        1999      2000
                                                           ----        ----      ----
Net income (loss) available
   for common stockholders............................   $(4,445)   $(17,527)   $14,487
                                                         ========== =========   =======
Weighted average common shares outstanding used
   in computing basic net income (loss) per share.....    17,934      38,777     66,932
Weighted average common equivalent shares outstanding:
   Employee common stock options(1)(2)................        --          --      6,206
                                                         ---------- ----------  -------
Total weighted average common and common equivalent
   shares outstanding used in computing diluted net
   income (loss) per share............................    17,934      38,777     73,138
                                                         ========== =========   =======
Basic net income (loss) per share.....................    $(0.25)     $(0.45)     $0.22
                                                         ========== =========   =======
Diluted net income (loss) per share...................    $(0.25)     $(0.45)     $0.20
                                                         ========== =========   =======

     (1) Options and warrants to purchase a total of 11,366,000 and 8,348,000 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 1998 and 1999, as the effect of their inclusion would have been anti-dilutive.

     (2) Options to purchase a total of 3,902,173 weighted shares of common stock outstanding for the year ended December 31, 2000 were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during the periods, as the effect of their inclusion would have been anti-dilutive.

(f)  Cash, Cash Equivalents and Marketable Securities

     ATG accounts for investments under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than 90 days. Marketable securities are investment grade securities with original maturities of greater than 90 days. At December 31, 1999 and 2000, all of ATG's marketable securities were held in commercial paper and corporate bonds and were classified as held-to-maturity. The average maturity of ATG's marketable securities is approximately 13.6 months and 11.4 months at December 31, 1999 and 2000, respectively. At December 31, 1999 and 2000, the difference between the amortized cost and market value of ATG's marketable securities was approximately $24,000 and $181,000, respectively. At December 31, 1999 and 2000, ATG's cash, cash equivalents and marketable securities consisted of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                                1999     2000
                                                                ----     ----
                                                                (IN THOUSANDS)
Cash and cash equivalents--
   Cash.......................................................  $    884    $ 4,880
   Money market accounts.....................................    123,827     35,314
   Corporate securities.......................................        --     13,061
                                                                --------    -------
      Total cash and cash equivalents.........................  $124,711    $53,255
                                                                ========    =======
Marketable securities--
   Corporate securities.......................................   $24,531    $90,952
                                                                --------    -------
      Total marketable securities.............................   $24,531    $90,952
                                                                ========    =======

(g)  Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG provides for depreciation and amortization using the straight-line method and it charges to operations the amounts estimated to allocate the cost of the assets over their estimated useful lives.

     Property and equipment at December 31, 1999 and 2000 consisted of the following:

                                                               DECEMBER 31,
                                                             --------------
                                                ESTIMATED
ASSET CLASSIFICATION                           USEFUL LIFE   1999       2000
--------------------                           -----------   ----       ----
                                                             (IN THOUSANDS)

Computer equipment..........................     3 years     $3,577  $ 9,786
Leasehold improvements......................    Lesser of
                                              useful life or
                                               life of lease  1,721   11,990
Furniture and fixtures......................     7 years      1,321    4,496
Computer software...........................     3 years        530    2,011
                                                            -------  -------
                                                              7,149   28,283
Less--Accumulated depreciation
    and amortization........................                  1,684    4,791
                                                            -------  -------
                                                             $5,465  $23,492
                                                            =======  =======


     Depreciation expense included in the accompanying statements of operations was approximately $347,000, $836,000 and $3,768,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

(k)  Comprehensive Income (Loss)

     ATG's comprehensive income (loss) is equal to its reported consolidated net income (loss) for all periods presented.

(l)  Fair Value of Financial Instruments

     Financial instruments consist mainly of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and long-term obligations. The carrying amounts of these instruments approximate their fair value.

(m)  Concentrations of Credit Risk

     SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. ATG has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. ATG maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. ATG places its cash, cash equivalents and marketable securities in several accredited financial institutions. ATG has not experienced any material losses to date.

     For the years ended December 31, 1999 and 2000, no customers accounted for more than 10% of the Company's total revenues. For the year ended
     December 31, 1998, three customers each accounted for 17%, 10% and 10% of the Company's total revenues.

     As of December 31, 2000, no customers accounted for greater than 10% of accounts receivable. As of December 31, 1999, one customer accounted for 12% of accounts receivable.

(n)  Long-Lived Assets

     The Company assesses the realizeability of intangible assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. The Company believes that no material impairment of long-lived assets exist at December 31, 2000.

(o)  Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all assets and liabilities of the foreign subsidiaries are translated using the exchange rate at the balance sheet date, except for property and equipment, other assets and stockholders' equity, which are translated at historical rates. Revenues and expenses are translated at historical rates. Translation gains and losses arising from the translations, were not material to the financial statements taken as a whole for the year ended December 31, 2000.

(p)  Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, which supercedes SFAS No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As amended in June 1999 by SFAS
     No. 137, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES which is a significant amendment to SFAS
     No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position or results of operations.

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-makers, as defined under SFAS No. 131, is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

     Revenues from sources outside of the United States were approximately $850,000, $2,245,000, and $37,569,000 in 1998, 1999 and 2000, respectively.
ATG's revenues from international sources were primarily generated from customers located in Europe and Asia/Pacific. All of the ATG's product sales for the years ended December 31, 1998, 1999 and 2000 were delivered from its headquarters located in the United States.

     The following table represents the percentage of total revenues by geographic region from customers for 1998,1999 and 2000:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                             ------------
                                                         1998    1999     2000
                                                         ----    ----     ----
United States.....................................        93%     93%    77%
Europe, Middle East and Africa....................         4       6     19
Asia Pacific......................................        --       1      2
Other.............................................         3      --      2
                                                        ----    ----   ----
                                                         100%    100%   100%
                                                        ====    ====   ====

(3) LONG-TERM OBLIGATIONS

(a)  Credit Facility

     ATG has a working capital line-of-credit agreement with a bank, which provides for borrowings of up to the lesser of $12,500,000 or 80% of eligible accounts receivable. The line of credit bears interest at the bank's prime rate (9.5% at December 31, 2000) and expires in 2001. As of December 31, 2000 approximately $5,077,000 was available for future borrowings. The working capital line of credit is secured by all of ATG's tangible and intangible intellectual and personal property and is subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. As of December 31, 2000, ATG was in compliance with all covenants.

     As of December 31, 2000, there were no amounts outstanding under the working capital line of credit; however, ATG had commitments totaling approximately $7,423,000 in the form of outstanding standby letters of credit in favor of ATG's various landlords to secure obligations under ATG's facility leases.

(b)  Non-Recourse Receivables Purchase Agreement with a Bank

     In September 2000, ATG entered into a Non-Recourse Receivables Purchase Agreement with a bank (the Receivables Agreement), whereby ATG can sell up to $10.0 million of its accounts receivable to the bank. Under the terms of the Receivables Agreement, ATG can sell certain accounts receivable, subject to acceptance by the bank, on a non-recourse basis. Upon purchase, the bank assumes the risk of collection for the acquired accounts receivable except in the event that ATG violates the terms of the receivables purchase agreement or the customer asserts a discount, allowance, warranty claim or right of return. The accounts receivable are sold at a discount to reflect a minimum of 45 days and a maximum of 135 days at the bank's prime rate (9.5% at December 31, 2000) plus 1%. This agreement will expire in September 2001. In September 2000, ATG sold $9.6 million of accounts receivable to the bank under the Receivables
     Agreement. ATG has determined that, in accordance with SFAS No. 125 ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES and SFAS No. 140, the transaction is accounted for as a sale of accounts receivable and accordingly has reduced accounts receivable by the amount of the accounts receivable which have been sold in the accompanying consolidated balance sheets. As of December 31, 2000, $3,906,000 of the sold receivables were uncollected. For the year ended December 31, 2000, ATG incurred approximately $166,000 in expenses related to this transaction.

(c)  Equipment Line of Credit

     On July 2, 1998, ATG entered into an equipment line of credit with a bank. Under the equipment line of credit, ATG could borrow up to $200,000 for capital expenditures. During 1998, ATG borrowed $199,915, all of which was outstanding as of December 31, 1998. Borrowings bore interest at the bank's prime rate plus 1.25%. In July 1999, in connection with ATG's initial public offering, ATG repaid all outstanding amounts under the line of credit.

     In April 1999, ATG entered into an additional equipment line of credit with the same bank. Under the equipment line of credit, ATG may borrow up to $200,000 for capital expenditure purchases. Borrowings bear interest at the bank's prime rate (9.5% at December 31, 2000) plus 0.75%. Interest accrues and is payable monthly. Principal is due in 30 monthly installments following a six-month interest-only period. The equipment line of credit expired during the year ended December 31, 2000.

(d)  Term Note Payable to a Bank

     ATG entered into a term note payable with a bank under which ATG could have borrowed up to $500,000 based upon certain conditions, as defined. Borrowings bore interest at the bank's prime rate plus 1%. During July 1999, in connection with ATG's initial public offering, all amounts were repaid. In connection with the term note payable, ATG issued warrants to purchase 56,296 shares of Series C convertible preferred stock to the bank. One warrant provided for the purchase of 46,296 shares at an exercise price of $1.62 per share and the other warrant provided for the purchase of 10,000 shares at an exercise price of $0.01 per share. These warrants vested immediately. ATG valued the warrants at $58,000, using the Black-Scholes option pricing model and the following assumptions: fair market value of the stock of $1.62; risk free interest rate of 4.74%; an expected volatility factor of 70%; an expected life of four years; and an expected dividend yield of zero. The warrants were recorded as a debt discount. For the years ended December 31, 1998 and 1999, ATG amortized $18,000 and $40,000, respectively. In July 1999, in connection with ATG's accelerated debt repayment, ATG amortized the remainder of the debt discount. In connection with ATG's initial public offering, the warrants were converted into warrants to purchase 342,970 shares of common stock. In July 1999, the warrants to purchase 342,970 shares of common stock were exercised through a cashless exercise resulting in the net issuance of 314,476 shares of common stock.

(e)  BroadVision Settlement

     In connection with a settlement of the patent infringement claim by BroadVision, ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG paid $11,000,000 during the year ended December 31, 2000 and will pay the remaining $4,000,000 over the next two years in quarterly installments of $500,000. At December 31, 1999, these payments are included in the accompanying consolidated balance sheet as follows:
     $8,000,000 in accounts payable, $3,000,000 in current maturities of long-term obligations and $4,000,000 in long-term obligations. At December 31, 2000, these payments are included in the accompanying consolidated balance sheet as follows: $2,000,000 in current maturities of long-term obligations and $2,000,000 in long-term obligations. ATG expensed $8,000,000 and $2,333,000 of the settlement as cost of service revenues in the years ended December 31, 1999 and 2000, respectively, and is amortizing the remainder over its remaining estimated life of two years.

(4) INCOME TAXES

Income (loss) before provision for income taxes consists of the following (in thousands):

                                            Years Ended December 31,
                                         1998         1999         2000
                                       --------     --------     --------
Domestic                                $(2,851)    $(13,132)     $16,651
Foreign                                      -            -         1,214
                                       --------     --------     --------
   Total                                $(2,851)    $(13,132)     $17,865
                                       ========     ========     ========

The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

                                            Years Ended December 31,
                                         1998         1999         2000
                                       --------     --------     --------
Federal
 Current                               $     -      $     -        $8,780
 Deferred                                    -            -        (7,385)

State
 Current                                     -            -         1,789
 Deferred                                    -            -        (1,533)

Foreign
 Current                                     -            -         1,727
                                       --------     --------     --------
                                       $     -      $     -        $3,378
                                       ========     ========     ========

The provision for income taxes differs from the federal statutory rate due to the following:

                                            Years Ended December 31,
                                         1998         1999         2000
                                       --------     --------     --------
Federal tax at statutory rate              34.0%        34.0%        35.0%
State taxes net of federal benefit          6.0          6.0          6.5
Meals and entertainment                     -            -            6.1
Deferred compensation                       -            -            4.9
Other                                       -            -            1.8
Valuation allowance                       (40.0)       (40.0)       (35.4)
                                       --------     --------     --------
                                            -  %         -  %        18.9%
                                       ========     ========     ========

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows (in thousands):

                                            December 31,
                                         1999         2000
                                       --------     --------
Deferred tax assets                     $   -        $20,846
Deferred tax liabilities                    -           (211)
                                       --------     --------
                                        $   -        $20,635
                                       ========     ========

The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

                                              December 31,
                                           1999         2000
                                         --------     --------
Cummulative temporary differences         $ 4,154      $ 6,882
US Income tax credits                         642          642
Net operating losses                        3,555       14,110
Acquisition related                            -          (999)
Valuation allowance                        (8,351)          -
                                         --------     --------
                                          $    -       $20,635
                                         ========     ========

As of December 31, 2000, ATG had net operating loss carryforwards of approximately $42.2 million for federal income tax purposes and approximately $49.6 million for state income tax purposes. Approximately $31.8 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal and state income tax purposes. ATG also has available federal tax credit carryforwards of approximately $642,000. If not utilized, these carryforwards will expire at various dates beginning 2011 and ending 2020. If substantial changes in ATG's ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. ATG has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code. ATG does not believe that those changes in ownership will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

(5) PREFERRED STOCK

     As of December 31, 1998, ATG's Board of Directors had authorized 10,000,000 shares of preferred stock and had designated 1,300,000, 851,064, 2,000,000 and 2,343,750 shares as Series A convertible preferred stock (Series A Preferred Stock), Series B redeemable convertible preferred stock (Series B Preferred Stock), Series C convertible preferred stock (Series C Preferred Stock) and Series D redeemable convertible preferred stock (Series D Preferred Stock), respectively. On July 26, 1999, in conjunction with ATG's initial public offering, all outstanding shares of preferred stock were converted into shares of common stock. Additionally, all authorized shares were cancelled.

In conjunction with the issuance of the Series B Preferred Stock in December 1996, ATG issued to a holder of Series B Preferred Stock a performance-based warrant to purchase up to 425,532 shares of Series B Preferred Stock at $7.05 per share. The performance criteria was based upon sales generated by ATG from the affiliates of the Series B Stockholder. ATG generated negligible revenues from the affiliates of the Series B Stockholder; therefore, the warrant was not measured or recorded. As a condition for obtaining the Series B Stockholder's approval of the terms of the Series D Preferred Stock financing in 1999, the warrant was canceled and ATG granted to the Series B Preferred Stockholder a new warrant to purchase 425,532 shares of ATG's Series B Preferred Stock at a purchase price of $1.385 per share, which was immediately exercisable and fully vested. The warrant was to expire on the earlier of: (1) the closing of a public offering of ATG's common stock, as defined, at a price of at least $10 per share resulting in gross proceeds to ATG of at least $10,000,000, (2) the closing of a liquidation, merger, sale of all or substantially all assets of ATG or other similar event, as defined, or (3) August 18, 2003. ATG has valued this warrant at $1,053,000, using the Black-Scholes option pricing model and the following assumptions: a fair market value of $3.20 per share, a risk-free interest rate of 5.0%, an expected volatility of 70%, an expected life of five years, and an expected dividend yield of zero. ATG has recorded the value of the warrant in the accompanying statement of stockholders' equity (deficit) and as a component of dividends on preferred stock in computing net loss per share available to common stockholders for the year ended December 31, 1999.

In addition, in connection with the issuance of the Series D Preferred Stock, ATG issued to the holders of Series D Preferred Stock, warrants to purchase up to 4,292,650 shares of ATG's common stock at $0.11 per share, adjusted for certain dilutive events, as defined. The warrants were to vest 5% per quarter beginning on September 30, 1998 and expire August 18, 2003. ATG valued these warrants using the Black-Scholes option pricing model and the following assumptions: a fair market value of $3.20 per share, a risk free interest rate of 4.74%, an expected volatility of 70%, an expected life of five years and an expected dividend yield of zero. ATG allocated the consideration received from the sale of the Series D preferred stock of $7,500,000 between the Series D preferred stock and warrants on the basis of the fair value of the individual component at the date of issuance and determined that the warrants were valued at $2,775,000. These warrants were recorded as a discount to the Series D Preferred Stock and the resulting discount was amortized over the redemption period in computing net loss per share. For the years ended December 31, 1999 and 1998, ATG amortized $2,491,000 and $284,000, respectively. The amortization for the year ended December 31, 1999 included the accelerated amortization in connection with the conversion of the Series D Preferred Stock in connection with the initial public offering.

In conjunction with ATG's initial public offering, the warrants to purchase Series B Preferred Stock and common stock were canceled and the number of shares of common stock issuable upon conversion of the Series B and D Preferred Stock were increased to reflect the shares that would have been received upon exercise of the warrants based upon the initial public offering price.


(6) STOCKHOLDERS' EQUITY

(a)  Stock Splits and Authorized Shares of Common Stock

     ATG's authorized capital stock at December 31, 2000 consists of 10,000,000 shares of $0.01 par value preferred stock and 500,000,000 shares of $0.01 par value common stock.

     On February 28, 2000, ATG's Board of Directors approved a 2-for-1 stock split of ATG's common stock. The split was effective on March 10, 2000. In addition, on May 10, 1999, ATG's Board of Directors approved a 3-for-2 stock split of ATG's common stock. The stock split was effective on June 18, 1999. All share and per share amounts of common stock for all periods have been retroactively adjusted to reflect the stock splits.

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

     While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG's common stock on the date of grant. A total of 19,600,000 shares of common stock have been reserved for options to be granted under the 1996 Plan. As of December 31, 2000, there are 4,469,000 shares available for future grant under the 1996 Plan.

     Additionally, in May 1999, ATG granted 150,000 options outside ATG's stock option plans to an executive of ATG. At December 31, 2000 these options have not been exercised.

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

     Under the terms of the Director Plan, each currently active nonemployee director received an option to purchase 10,000 shares of common stock on the effective date of the Company's initial public offering at the public offering price. Individuals who become directors after the initial public offering and are not employees of ATG will receive an option to purchase 10,000 shares of our common stock on the date of initial election to ATG's Board of Directors at an exercise price equal to the then current fair market value. In addition, each non-employee director will receive an option to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders commencing in the year 2000 at an exercise price per share equal to the closing price of ATG's common stock on the date of grant. All options granted under the Director Plan will be fully vested upon grant. As of December 31, 2000, there are 215,000 shares available for future grant under the Director Plan.

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

     ATG accounts for the Stock Purchase Plan in accordance with APB No. 25 and, accordingly, no compensation cost has been recognized under the Stock Purchase Plan. ATG has elected the "disclosure only" alternative under SFAS No. 123.

     The following table summarizes ATG's option activity:

                                                                     WEIGHTED
                                                                     AVERAGE
                                          NUMBER       EXERCISE      EXERCISE
                                        OF SHARES        PRICE         PRICE
                                        ---------    ------------   ---------
                                     (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Outstanding, December 31, 1997.......      4,280     $   .07-.25       $.18
   Granted...........................      3,272             .25        .25
   Exercised.........................       (442)        .07-.25        .17
   Canceled..........................     (1,232)        .07-.25        .22
                                        ---------    ------------   ---------
Outstanding, December 31, 1998.......      5,878         .07-.25        .22
   Granted...........................      4,960      1.00-52.50      14.52
   Exercised.........................     (1,957)       .07-5.75        .40
   Canceled..........................       (543)       .07-5.75       1.20
                                        ---------    ------------   ---------
Outstanding, December 31, 1999.......      8,338       .07-52.50       8.65
   Granted...........................      4,917      .06-120.00      66.93
   Exercised.........................     (2,164)      .07-81.56       2.23
   Canceled..........................       (549)     .06-120.00      22.25
                                        ---------    ------------   ---------
Outstanding, December 31, 2000.......     10,542     $.06-120.00     $36.42
                                        =========    ============   =========

Exercisable, December 31, 2000.......      2,297     $.06-120.00     $13.81
                                        =========    ============   =========
Exercisable, December 31, 1999.......      2,200     $ .07-19.03     $ 1.16
                                        =========    ============   =========
Exercisable, December 31, 1998.......      2,488     $ .07-.25       $  .19
                                        =========    ============   =========


     The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2000:

                  OUTSTANDING                                    EXERCISABLE
-------------------------------------------------------------  ----------------
                                          WEIGHTED
                                          AVERAGE
                                         REMAINING
                                        CONTRACTUAL  WEIGHTED          WEIGHTED
                               NUMBER      LIFE       AVERAGE  NUMBER   AVERAGE
                                 OF     OUTSTANDING  EXERCISE    OF    EXERCISE
RANGE OF EXERCISE PRICES       SHARES     (YEARS)      PRICE   SHARES    PRICE
-----------------------------  ------   -----------  --------  ------  --------
  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)           (IN THOUSANDS EXCEPT
                                                        PER SHARE INFORMATION
  $.06-$.08                       150        6.0      $   .08     140   $   .08
        .25                     1,655        7.3          .25     758       .25
  1.00-1.33                       606        8.1         1.14     232      1.14
  1.67-2.00                       119        8.2         1.79      33      1.85
  4.00-6.00                     1,996        8.4         4.85     578      4.94
 11.61-13.41                      214        8.7        13.38      62     13.40
 19.03-28.13                      147        8.8        19.19      34     19.03
 28.56-40.88                      868        9.9        33.88      12     32.37
 44.00-65.69                    2,211        9.2        52.07     311     52.03
 67.88-95.00                    2,127        9.5        79.83     135     74.84
101.94-120.00                     449        9.6       118.00       2    101.94
                              --------  -----------   -------   -----   -------
                               10,542        8.8      $ 36.42   2,297   $ 13.81
                              ========  ===========   =======   =====   =======


     In the year ended December 31, 1998, ATG granted 30,000 nonqualified stock options exercisable at $0.25 per share, which are fully vested, to consultants as payment for services performed. ATG recorded an expense for the year ended December 31, 1998 related to this grant of $4,000. ATG valued the options issued in exchange for services based upon the Black-Scholes option pricing model and the following assumptions: a fair market value of $0.81; risk free interest at 4.74%; an expected volatility factor of 70%; an expected life of four years; and an expected dividend yield of zero. The options expire 10 years from the date of grant.

     Since the fourth quarter of 1998, ATG has recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of the common stock, as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. ATG recorded compensation expense of $107,000, $1,127,000, and $1,013,000 for the years ended December 31, 1998, 1999, and 2000, respectively, related to these options.

     ATG has computed the pro forma disclosures required under SFAS No. 123 for options granted during the years ended December 31, 1998, 1999 and 2000. The fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was approximately $462,000 or $0.07 per share, $53,234,000 or
$10.84 per share and $256,901,000 or $52.64 per share, respectively. These amounts will be amortized over the underlying option period. The amounts were computed using the Black-Scholes option pricing model prescribed by SFAS No.
123. The assumptions used and weighted average calculations are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1998           1999         2000
                                                       ----           ----         ----
Risk-free interest rate............................    5.00%       5.29-6.06%      5.92%
Expected dividend yield............................      --            --           --
Expected lives.....................................  4 years        4 years      4 years
Expected volatility................................      70%            95%         115%
Weighted average remaining contractual life
   of options outstanding..........................    8.40 years   8.90 years   8.80 years

     Had compensation expense for ATG's stock option plans been determined consistent with SFAS No. 123, the pro forma net loss available for common stockholders and pro forma net loss per share would have been as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998         1999       2000
                                                       ----         ----       ----
                                                 (IN THOUSANDS, EXCEPT SHARE INFORMATION)
Net income (loss) available for common stockholders--
   As reported....................................   $(4,445)   $(17,527)   $ 14,487
   Pro forma......................................   $(4,755)   $(20,225)   $(13,786)

Basic net income (loss) per share--
   As reported....................................   $ (0.25)   $  (0.45)   $   0.22
   Pro forma......................................   $ (0.27)   $  (0.52)   $  (0.21)

Diluted net income (loss) per share--
   As reported....................................   $ (0.25)   $  (0.45)   $   0.20
   Pro forma......................................   $ (0.27)   $  (0.52)   $  (0.21)

(7) ACQUISITIONS

     On June 1, 2000, ATG completed the acquisition of Petronio Technology Group, a Boston-based provider of educational training and consulting services. ATG acquired Petronio Technology Group for $1,200,000, consisting of an initial payment of $600,000 at the closing and two annual contingent payments of $300,000 each. The acquisition has been accounted for under the purchase method of accounting and the results of operations for Petronio Technology Group have been included in ATG's results from the acquisition date. ATG recorded $600,000 in goodwill that is being amortized over two years and the Company is recognizing the contingent payments as compensation expense ratably over the two-year vesting period. For the year ended December 31, 2000, ATG recorded amortization expense of $188,000 and compensation expense of $188,000.

     On July 17, 2000, ATG completed the acquisition of The Toronto Technology Group, Inc., a privately held 30-person consulting and educational services company based in Toronto, Canada, for approximately $12.0 million in cash, options and shares of common stock. The acquisition has been accounted for under the purchase method of accounting. Upon the closing of the transaction, ATG paid $5.2 million in cash, issued 19,634 employee stock options and also issued 56,237 exchangeable shares of ATG's subsidiary Art Technology Group (Canada), Inc. The exchangeable shares will become exchangeable for 56,237 shares of ATG's common stock, subject to a three-year vesting schedule. As of December 31, 2000, no shares are exchangeable. ATG allocated $2.75 million of the purchase price to the acquired workforce which is being amortized over five years. The remainder of the purchase price has been allocated to goodwill and is being amortized ratably over five years. Additionally, ATG is recording the value of the stock options and exchangeable shares of $7.5 million as compensation expense over three years. For the year ended December 31, 2000, ATG recorded compensation expense relating to the stock options and exchangeable shares of approximately $1,228,000. Additionally, amortization expense of approximately $482,000 was recorded based on the intangible assets.

(8)  COMMITMENTS AND CONTINGENCIES

(a)  Leases

     In August 1999, ATG entered into a new facility lease for its corporate headquarters that expires in August 2006. Upon occupancy of the new facility, ATG has issued the lessor a letter of credit in the amount of $1,500,000 as a security deposit. Additionally, ATG has offices, primarily for sales and support personnel, in ten domestic locations as well as ten foreign countries.

     The approximate future minimum payments of ATG's facility leases and certain operating equipment leases as of December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31,                                     OPERATING LEASES
------------------------                                      ----------------
                                                               (in thousands)
2001.....................................................           $9,084
2002.....................................................           10,327
2003.....................................................           10,259
2004.....................................................            8,958
2005.....................................................            9,660
Thereafter...............................................           33,266
                                                                 ----------
   Total future minimum lease payments...................          $81,554
                                                                 ==========



     Rent expense included in the accompanying statements of operations was approximately $810,000, $1,752,000, and $6,029,000 for the years ended December 31, 1998, 1999, and 2000 respectively.

(9)  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1997, ATG adopted the Art Technology Group 401(k) Plan (the 401(k) Plan). All employees, as defined, are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. ATG may contribute to the 401(k) Plan at its discretion. No discretionary employer contributions were made to the Plan for the years ended December 31, 1998 or 1999. For the year ended December 31, 2000, ATG made a discretionary contribution to the Plan of approximately $888,000.

(10) ACCRUED EXPENSES

     Accrued expenses at December 31, 1999 and 2000 consist of the following:

                                                               DECEMBER 31,
                                                            ------------------
                                                              1999       2000
                                                            --------   --------
                                                               (IN THOUSANDS)
Payroll and related costs..........................          $3,066    $18,006
Accrued accounts payable...........................             817      1,376
Other..............................................             845     10,020
                                                            --------   --------
                                                             $4,728    $29,402
                                                            ========   ========


(11) VALUATION AND QUALIFYING ACCOUNTS

     The following is a rollforward of ATG's allowance for doubtful accounts (in thousands):

                                           BALANCE AT      ADDITIONS     DEDUCTIONS     BALANCE AT END
                                          BEGINNING OF                                    OF PERIOD
                                            PERIOD
                                          ------------     ---------     ----------     --------------
Year Ended December 31, 1998........          $ 21           $  265         $ (36)        $  250
                                          ============    ==========     ==========     ==============
Year Ended December 31, 1999........          $250           $  210         $  --         $  460
                                          ============    ==========     ==========     ==============
Year Ended December 31, 2000........          $460           $2,976         $(781)        $2,655
                                          ============    ==========     ==========     ==============

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1999 and 2000:


                                        Year Ended December 31, 1999
                                        ----------------------------
                             First          Second         Third         Fourth
                            Quarter        Quarter        Quarter        Quarter
                            -------        -------        -------        -------
Total revenues............   $4,420         $6,233         $8,140        $13,284
Gross profit..............    2,607          3,985          5,532          1,561
Net loss..................     (877)        (1,396)        (1,382)        (9,477)
Net loss per share
             Basic........    (0.06)         (0.08)         (0.10)         (0.15)
           Diluted........    (0.06)         (0.08)         (0.10)         (0.15)



                                        Year Ended December 31, 2000
                                        ----------------------------
                             First          Second         Third         Fourth
                            Quarter        Quarter        Quarter        Quarter
                            -------        -------        -------        -------
Total revenues............   $21,572         32,629         46,310        62,831
Gross profit..............    15,872         24,867         35,318        49,120
Net income (loss).........      (607)         2,869          5,009         7,216

Net income (loss)
    per share
        Basic.............     (0.01)          0.04           0.07          0.11
      Diluted.............     (0.01)          0.04           0.07          0.10


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

           Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Item 11. EXECUTIVE COMPENSATION

     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to our definitive proxy statement for its annual meeting of stockholders to be held on May 14, 2001, to be filed with the SEC pursuant to Regulation 14A.

                                     PART IV

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

The following consolidated financial statements are included in Item 8:
- Report of Independent Public Accountants
- Consolidated Balance Sheets as of December 31, 1999 and 2000
- Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000
- Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000
- Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000
- Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedule

None

(a)  (3) EXHIBITS

The following exhibit are included in Item 14(c):


Exhibit
Number   Description
-------  -----------
3.1*     Certificate of Incorporation of the Registrant, as currently in effect.
3.2*     Certificate of Amendment to Certificate of Incorporation of the
         Registrant.
3.4*     Amended and Restated By-Laws of the Registrant.
10.1*    1996 Stock Option Plan of the Registrant, as amended.
10.2*    1999 Outside Director Stock Option Plan of the Registrant.
10.3*    1999 Employee Stock Purchase Plan of the Registrant.
10.4*    Lease between the Registrant and DVPT Limited Partnership, dated
         March 11, 1999.
10.5* Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated November 26, 1997, as amended on March 31, 1998 and
         July 2, 1998.
10.6* Intellectual Property Security Agreement between the Registrant and Silicon Valley Bank, dated November 26, 1997.
10.7* Registration Rights Agreement betweent the Registrant and certain of its stockholders, dated August 18, 1998.
10.8* Non-Compete Rights Agreement between the Registrant and Jeet Singh, dated August 18, 1998.
10.9* Non-Compete Agreement between the Registrant and Joseph Chung, dated August 18, 1998.
10.10* Fourth Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated May 12, 1999
10.11    Registration Rights Agreement between the Registrant and certain of its stockholders, dated July 17, 2000.
10.12    Loan and Security Agreement between the Registrant and Silicon
         Valley Bank, dated December 29, 2000.
10.13    Non-Recourse Receivables Purchase Agreement dated September 27, 2000.
21       Schedule of Registrant's Subsidiaries
23       Consent of Independent Public Accountants

------------------
* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-78333).
# Confidential materials omitted and filed separately with the Commission.


(b)  REPORTS ON FORM 8-K

The Registrant filed a report on Form 8-K dated March 7, 2000 announcing a two-for-one stock split of its outstanding shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2001.

ART TECHNOLOGY GROUP, INC.
(Registrant)


By:    /s/ Jeet Singh
       --------------
       Jeet Singh
       Chief Executive Officer (Principal Executive Officer)



By:    /s/ Ann C. Brady
       ----------------
       Ann C. Brady
       Vice President, Finance and Chief Financial Officer
       (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 27, 2001.

            NAME                   TITLE
            ----                   -----


   /s/ Phyllis S. Swersky         Director
   ----------------------
   Phyllis S. Swersky


   /s/ Scott A. Jones             Director
   ------------------
   Scott A. Jones


   /s/ Charles R. Lax             Director
   ------------------
   Charles R. Lax


   /s/ Thomas N. Matlack          Director
   ---------------------
   Thomas N. Matlack


   /s/ Robert F. Walters          Director
   ---------------------
   Robert F. Walters


   /s/ Joseph T. Chung            Chairman of the Board
   ---------------------
   Joseph T. Chung


   /s/ Jeet Singh                 Director and Chief Executive Officer
   ---------------------
   Jeet Singh