Form 10-K/A
period 2000-12-31
ART TECHNOLOGY GROUP INC
filed 2001-04-06
CIK 1086195

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,366,309,680 based on the closing price of the Common Stock on the NASDAQ National Market on March 26, 2001.

The number of shares of the registrant's Common Stock outstanding as of March 26, 2001, was 68,315,484.

                       Documents Incorporated by Reference

       DOCUMENT DESCRIPTION                                           10-K PART
       --------------------                                           ---------
Portions of the Registrant's Proxy Statement for the Annual
   Meeting of Stockholders to be held May 14, 2001.................      III

                               EXPLANATORY NOTE

Due to an oversight, the number of shares outstanding on March 26, 2001 and the market value of the voting stock on that date were omitted from the original filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 6, 2001.

ART TECHNOLOGY GROUP, INC.
(Registrant)


By:    /s/ Jeet Singh
       --------------
       Jeet Singh
       Chief Executive Officer (Principal Executive Officer)



By:    /s/ Ann C. Brady
       ----------------
       Ann C. Brady
       Vice President, Finance and Chief Financial Officer
       (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 6, 2001.

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