Form 10-Q
period 2001-03-31
ART TECHNOLOGY GROUP INC
filed 2001-05-15
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000–26679

ART TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04–3141918 (I.R.S. Employer Identification Number)

25 First Street, Cambridge, Massachusetts (Address of principal executive offices)	02144 (Zip Code)

(617) 386-1000
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

             As of May 9, 2001 there were 68,577,110 shares of the Registrant's common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,911	$53,255
Marketable securities	55,525	73,218
Accounts receivable, net of reserves of approximately $2,533 and $2,655 at March 31, 2001 and December 31, 2000, respectively	41,365	52,440
Unbilled services	1,458	1,273
Prepaid expenses and other current assets	8,101	4,222
Deferred tax asset	3,556	3,556

Total current assets	159,916	187,964

Property and Equipment, Net	29,867	23,492
Long-Term Marketable Securities	11,556	17,734
Other Assets	12,202	13,246
Deferred Tax Asset	25,691	17,079

	$239,232	$259,515

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$1,750	$2,000
Accounts payable	8,952	11,375
Accrued expenses	23,759	29,402
Deferred revenue	21,559	22,765

Total current liabilities	56,020	65,542

Long-Term Obligations, Less Current Maturities	1,500	2,000

Commitments and Contingencies (Note 7 and 10)
Stockholders' Equity:
Preferred stock, $.01 par value—
Authorized—10,000,000 Issued and outstanding – no shares	—	—
Common stock, $.01 par value—
Authorized—500,000,000
Issued and outstanding—68,511,527 shares and 67,894,357 shares at March 31, 2001 and December 31, 2000, respectively	685	679
Additional paid-in capital	211,520	209,338
Deferred compensation	(3,289)	(3,670)
Accumulated deficit	(27,286)	(14,374)
Accumulated other comprehensive income	82	0

Total stockholders' equity	181,712	191,973

	$239,232	$259,515

The accompanying notes are an integral part of these consolidated financial statements

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000

REVENUE:
Product license	$25,481	$16,247
Services	17,365	5,325

Total revenues	42,846	21,572

COST OF REVENUES:
Product license	1,047	708
Services	15,508	4,992

Total cost of revenues	16,555	5,700

Gross profit	26,291	15,872

OPERATING EXPENSES:
Research and development	9,033	3,595
Sales and marketing	30,110	11,052
General and administrative	9,277	3,675
Stock-based compensation	381	304

Total operating expenses	48,801	18,626

LOSS FROM OPERATIONS	(22,510)	(2,754)
INTEREST INCOME, NET	1,843	2,147
OTHER EXPENSE	(159)	—
Net loss before benefit from income taxes	(20,826)	(607)

BENEFIT FROM INCOME TAXES	7,914	—

Net loss	$(12,912)	$(607)

Basic and diluted net loss per share	$(0.19)	$(0.01)

Basic and diluted weighted average common shares outstanding	68,180	66,023

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended
	March 31, 2001	March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,912)	$(607)
Adjustments to reconcile net loss to net cash used in operating activities–
Stock-based compensation	381	304
Depreciation and amortization	1,989	518
Benefit from income taxes	(7,914)	---
Changes in current assets and liabilities–
Accounts receivable, net	11,075	(5,312)
Unbilled services	(185)	(638)
Prepaid expenses and other current assets	(3,878)	(1,148)
Accounts payable	(2,422)	(4,354)
Accrued expenses	(6,288)	2,486
Deferred revenue	(1,206)	(224)

Net cash used in operating activities	(21,360)	(8,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchases of) marketable securities, net	23,871	(21,521)
Purchases of property and equipment	(8,544)	(1,651)
Decrease in other assets	1,045	770

Net cash provided by (used in) investing activities	16,372	(22,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	796	563
Proceeds from employee stock purchase plan	1,391	759
Payments on long-term obligations	(750)	(750)

Net cash provided by financing activities	1,437	572

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	207	---

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,344)	(30,805)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,255	124,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,911	$93,906

SUPPLEMENTAL DISCLOSURE OR CASH FLOW INFORMATION:
Cash paid during the period for interest	$131	$—
Cash paid during the period for income taxes	$168	$—

The accompanying notes are an integral part of these financial statements

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.         OPERATIONS AND BASIS OF PRESENTATION

             Art Technology Group, Inc. (ATG or the Company) is a Delaware corporation which was incorporated on December 31, 1991.  The Company offers an integrated suite of internet customer relationship management and electronic commerce software applications, as well as related application development, integration and support services.

             The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2000 Annual Report and Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements and notes herein are unaudited but, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

             The accompanying consolidated condensed financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

2.         NET LOSS PER SHARE INFORMATION

             Net loss per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same, as outstanding common stock options and warrants have been excluded, since they are considered antidilutive as ATG has recorded a net loss for all periods presented.  Options and warrants to purchase a total of 11,717,671 and 8,605,100 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2000, respectively.

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

             ATG recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG's list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time-and-materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by ATG in advance of billings.

4.         FOREIGN CURRENCY TRANSLATION

             The financial statements of the Company’s wholly owned foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated to the U.S. dollar from their local functional currencies at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the quarter.  Resulting translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

5.         CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

             The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Marketable securities are investment-grade securities with original maturities of greater than ninety days. The average maturity of the Company's marketable securities is approximately 10.0 months and 11.4 months at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001 and December 31, 2000, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $430,000 and $181,000.

	March 31, 2001	December 31, 2000
	(in thousands)
Cash and cash equivalents–
Cash	$1,216	$4,880
Money market accounts	48,695	35,314
Corporate securities	---	13,061

Total cash and cash equivalents	$49,911	$53,255

Marketable securities–
Corporate securities	$67,081	$90,952

Total marketable securities	$67,081	$90,952

6.         STOCK-BASED COMPENSATION

             In connection with certain stock option grants during the year ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $4.9 million.  Additionally, in July 2000, ATG recorded deferred compensation of $2.0 million related to unvested stock options acquired in connection with the acquisition of The Toronto Technology Group, Inc.  These amounts represent the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $381,000 and $304,000 for the three months ended March 31, 2001 and 2000, respectively, related to these options.

7.         LONG-TERM OBLIGATIONS

             In connection with a settlement of the patent infringement claim by BroadVision, Inc. ("BroadVision"), ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG paid $11,000,000 during the year December 31, 2000 and $750,000 during the quarter ended March 31, 2001.  ATG will pay the remaining $3,250,000 with a $250,000 installment in the second quarter of 2001 and quarterly installments thereafter of $500,000 through the end of 2002.  These payments are included in the accompanying consolidated balance sheet, as follows: $1,750,000 in current maturities of long-term obligations and $1,500,000 in long-term obligations, less current maturities.

             ATG has a working capital line-of-credit agreement with a bank, under which ATG may borrow up to the lesser of $25,000,000 or 80% of eligible accounts receivable, as defined.  Borrowings bear interest at the bank’s prime rate (8.0% at March 31, 2001).  The working capital line of credit is collateralized by substantially all assets of ATG and expires in December 2001.  The agreement contains certain covenants, including defined levels of profitability and certain financial ratios.  As of March 31, 2001, ATG was in compliance with all covenants, with the exception of the profitability covenant. There was no availability under the working capital line of credit at March 31, 2001.  The Company is currently negotiating modifications to the agreement with the bank.  As of March 31, 2001, there were no amounts outstanding under the working capital line of credit.  In addition, at March 31, 2001, ATG had letters of credit outstanding in the amount of $12,443,000.

8.         COMPREHENSIVE INCOME (LOSS)

             SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income (loss)". Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive loss (in thousands):

	THREE MONTHS ENDED
	March 31, 2001	March 31, 2000
	(in thousands)
Net loss	$(12,912)	$(607)
Foreign currency translation income	82	-

Comprehensive loss	$(12,830)	$(607)

             The accumulated other comprehensive income at March 31, 2001 of $82,000 consisted entirely of the cumulative foreign currency translation income.

9.             DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

             SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The Company’s chief operating decision-makers, as defined under SFAS No. 131, is its executive management team.  To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings:  software licenses and services.  The Company evaluates these product offerings based on their respective gross margins.  As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

             Revenues from sources outside of the United States were approximately $15,303,000 and $2,407,000 for the three months ended March 31, 2001 and 2000, respectively.  ATG’s revenue from international sources were primarily generated from customers located in Europe and Asia Pacific.  All of the ATG’s product sales for the three months ended March 31, 2001 and 2000 were delivered from its headquarters located in the United States.

The following table represents the percentage of total revenues by geographical location:

	Three months ended March 31,
	2001	2000
United States	64%	89%
United Kingdom (UK)	16	3
Europe, Middle East and Africa (excluding UK)	13	7
Asia Pacific	3	-
Other	4	1
	100%	100%

10.             COMMITMENTS AND CONTINGENCIES

             The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of March 31, 2001 are as follows (in thousands):

Year Ended December 31,
Operating Leases
2001 (9 months)	$9,455
2002	16,698
2003	16,630
2004	15,330
2005	16,031
Thereafter	37,513
Total future minimum lease payments	$111,657

11.       SUBSEQUENT EVENTS

             On April 12, 2001, ATG has announced it will be taking steps to reduce expenses and implement new initiatives to accelerate its return to profitability. In addition to a 12% workforce reduction, ATG will consolidate offices globally, temporarily reduce salaries, and eliminate many discretionary expenses. ATG will record a restructuring charge of approximately $30.0 million to $40.0 million in the second quarter of 2001. ATG anticipates that the cost reductions could result in annual cost savings of between $32.0 million and $35.0 million.

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

             We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of perpetual software licenses of our Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees either on a time and materials basis or, in some cases, on a fixed–price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 12.5% to 30% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as Web-based and telephone technical support. Training is billed as services are provided.

             We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9.  Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned which is generally ratably over the life of the reseller agreement for guaranteed minimum royalties or based upon actual sales by the resellers. We do not grant our resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by us in advance of billings.

             We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets.  Revenues from customers outside the United States accounted for 11% and 36% of our total revenues for the three months ended March 31, 2000 and 2001, respectively.  We have not entered into contracts denominated in foreign currencies to date, but may in the future.  We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations.  We, therefore, increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

Results of Operations

             The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2001	2000
REVENUES:
Product license	59%	75%
Services	41	25

Total revenues	100	100
Total cost of revenues	39	26

Gross margin	61	74

OPERATING EXPENSES:
Research and development	21	17
Sales and marketing	70	51
General and administrative	22	17
Stock-based compensation	1	1

Total operating expenses	114	86

LOSS FROM OPERATIONS	(53)	(12)
INTEREST INCOME, NET	5	9
OTHER EXPENSE	---	---
Net loss before benefit from income taxes	(48)	(3)

BENEFIT FROM INCOME TAXES	18	—

Net loss	(30)%	(3)%

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

REVENUES

             Total revenues increased 98% from $21.6 million for the three months ended March 31, 2000 to $42.8 million for the three months ended March 31, 2001. The increase was primarily attributable to market acceptance of our Dynamo suite of products as we continued to cultivate relationships with systems integrators and train our partner channels to encourage them to support our products.  Additionally, global expansion and the release of our newest product offering in September 2000, ATG Dynamo 5, contributed to our revenue growth.  Revenues generated from international customers increased from $2.4 million for the three months ended March 31, 2000 to $15.3 million for the three months ended March 31, 2001.

PRODUCT LICENSE REVENUES

             Product license revenues increased 56% from $16.3 million for the three months ended March 31, 2000 to $25.4 million for the three months ended March 31, 2001. This increase was primarily attributable to the continued growth in our partner channel, as well as increased sales to larger enterprises and international customers.  Product license revenues generated from international customers increased from $1.8 million for the three months ended March 31, 2000 to $9.7 million for the three months ended March 31, 2001.  We experienced an increase in the number of individual license arrangements under which the initial license fee was in excess of $1 million.  Additionally, the increase was attributable to the market acceptance of ATG Dynamo 5, which was released in September 2000. Product license revenues decreased 46% from $47.2 million for the three months ended December 31, 2000 to $25.5 million for the three months ended March 31, 2001. We anticipate sequential product license revenues to be flat or grow moderately for the remainder of 2001.

SERVICES REVENUES

             Services revenues increased 228 % from $5.3 million for the three months ended March 31, 2000 to $17.4 million for the three months ended March 31, 2001. Professional services revenue increased 174% from $2.7 million for the three months ended March 31, 2000 to $7.4 million for the three months ended March 31, 2001.  The increase was primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group including the acquisition of The Toronto Technology Group, Inc. in July 2000.  Software maintenance and support revenues increased 419% from $1.6 million for the three months ended March 31, 2000 to $8.3 million for the three months ended March 31, 2001. The increase in software maintenance and support revenues was the result of continued increases in product revenues that generate software maintenance and support revenues and increases in software maintenance and support renewals.  Training revenues increased 75% from $970,000 for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001. The increase was primarily attributable to our extended training program offerings.  Additionally, our acquisition of Petronio Technology Group on May 17, 2000 provided us with additional Java, J2EE and XML courseware, as well as strengthened our training capabilities with the addition of seasoned trainers and curriculum developers.  We believe these capabilities enhance our selling efforts for product license revenues to end-users, resellers and partners.  We anticipate sequential service revenues to be flat or grow moderately for the remainder of 2001.

             Services revenues as a percentage of total revenues for the three months ended March 31, 2000 and 2001 were 25% and 41%, respectively. We expect services revenues to trend toward our target of approximately 30% of total revenues by the end of 2001.

COST OF PRODUCT LICENSE REVENUES

             Cost of license revenues increased 41% from $708,000 for the three months ended March 31, 2000 to $1.0 million for the three months ended March 31, 2001.  In February 2000, we settled a lawsuit filed by Broadvision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent.  We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues.  An initial payment of $8 million in February 2000 was expensed in the fourth quarter of 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000.  For both the three months ended March 31, 2000 and 2001, we expensed $583,000.  Cost of product license revenues also includes costs associated with sustaining the current release of the Dynamo suite of products.

COST OF SERVICES REVENUES

             Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses.  Cost of services revenues will vary significantly from year to year depending on the level of professional services staffing, the effective utilization rates of our professional services, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, and the level of third-party contractors fees.

             Cost of services revenues increased 210% from $5.0 million for the three months ended March 31, 2000 to $15.5 million for the three months ended March 31, 2001. The increase was attributable to the increase in resources in our professional services group. Approximately 50% of the increase was attributable to increased compensation costs due to increases in our work force. Approximately 15% of the increase was due to increased facilities costs. Additionally, costs increased due to increased travel, recruiting, hiring and training. We anticipate that cost of services revenues will decrease in absolute dollars in the second quarter of 2001, and expect these expenses to increase moderately thereafter.

RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of salary and related cost to support product development.  To date, all software development cost have been expensed as research and development in the period incurred.

             Research and development expenses increased 150% from $3.6 million for the three months ended March 31, 2000 to $9.0 million for the three months ended March 31, 2001. Approximately 38% of the increase is due to growth in hiring engineers and related costs including salaries and related benefits. Approximately 23% of the increase is from the use of outside professional services. Other costs that increased include travel, recruiting, hiring, training and facilities costs.

             For the three months ended March 31, 2000 and 2001, research and development expenses as a percentage of total revenues were 17% and 21%, respectively. We anticipate that research and development expenses will be consistent with the level of spending in the first quarter, and will fluctuate as a percentage of total revenues based upon the level of revenue growth.

SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

             Sales and marketing expenses increased 171% from $11.1 million for the three months ended March 31, 2000 to $30.1 million for the three months ended March 31, 2001. The increase was associated primarily with international sales and marketing expansion, global hiring, advertising efforts, branding and increased commissions.  Approximately 48% of the increase was related to an increase in compensation and benefit costs, and 18% of the increase was related to marketing and promotional expenses.  Approximately 13% of the increase was due to travel.  Additionally, costs increased due to recruiting, hiring and training.

             For the three months ended March 31, 2000 and 2001, sales and marketing expenses as a percentage of total revenues were 51% and 70%, respectively. We anticipate that sales and marketing expenses will be consistent with the level of spending in the first quarter, and will fluctuate as a percentage of total revenues depending on the level and timing of global expansion, program spending, the rate at which newly hired sales personnel become productive and the level of revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

             General and administrative expenses increased 151% from $3.7 million for the three months ended March 31, 2000 to $9.3 million for the three months ended March 31, 2001.  Approximately 44% of the increase was related to increases in personnel and related expenses, driven by expansion both domestically and internationally.  Approximately 29% of the increase was related to an in increase in consulting expenses. Additionally, approximately 29% of the increase was related to recruiting and hiring efforts.

             For the three months ended March 31, 2000 and 2001, general and administrative expenses as a percentage of total revenues were 17% and 22%, respectively. We anticipate that general and administrative expenses will decrease in absolute dollars in the second quarter of 2001, and expect these expenses to increase moderately thereafter.

STOCK-BASED COMPENSATION

             Since the fourth quarter of 1998, we have recorded total deferred stock compensation of $4.9 million in connection with stock option grants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of such grants. Additionally, in July 2000, we recorded deferred stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of The Toronto Technology Group, Inc.  We are amortizing these amounts over the vesting periods of the applicable options.  In addition, these amounts have been reduced due to the recipients of these grants terminating employment with the Company.

             Stock-based compensation expense increased 25% from $304,000 for the three months ended March 31, 2000 to $381,000 for the three months ended March 31, 2001. This increase was due to the timing of our recording of stock-based compensation and the options acquired in connection with the acquisition of the Toronto Technology Group, Inc. We expect stock-based compensation expense to decrease based on our workforce reduction in April 2001.

INTEREST INCOME, NET

             Interest income decreased 5% from $2.1 million for the three months ended March 31, 2000 to $2.0 million for the three months ended March 31, 2001. The decrease was due to the overall decrease in the average balance of cash and cash equivalents and marketable securities available for investment from the three months ended March 31, 2000 to the three months ended March 31, 2001. Interest expense increased from zero for the three months ended March 31, 2000 to $131,000 for the three months ended March 31, 2001. This interest was the result of our sale of receivables in September 2000, and was based on the terms of that agreement. At March 31, 2001, all of the sold receivables have been collected.

OTHER EXPENSE

             Other expense increased from zero for the three months ended March 31, 2000 to $159,000 for the three months ended March 31, 2001. This expense represents the foreign currency transaction gains and losses.

BENEFIT FOR INCOME TAXES, NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

             For the quarter ended March 31, 2001 we have a benefit for income taxes of $7.9 million as a result of the current quarter’s loss which we believe will be realizable in the future.  Our effective tax rate for the quarter ended March 31, 2001 was 38%.  We generated significant tax loss carryforwards during the quarter ended March 31, 2001, which can be carried forward for 20 years.  Under SFAS No. 109, Accounting for Income Taxes, we can only recognize a deferred tax asset for future benefit of our tax loss carryforward to the extent that it is “more likely than not” that this asset will be realized.  In determining the realizability of this asset, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate.

             As of December 31, 2000, we had net operating loss carryforwards of $42.4 million for federal income tax purposes and approximately $49.6 million for state tax purposes. Approximately $31.8 million of the federal and state income tax net operating loss carryforwards relate to the exercise of stock options, which are treated as compensation deductions for federal and state income tax purposes. ATG also has available research and development tax credit carryforwards of $642,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

             Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases.  In 2000, we began to fund our cash requirements in part from operations.  At April 30, 2001, we had $41.0 million in cash and cash equivalents and $63.5 million in marketable securities.

             Cash used in operating activities was $21.4 million for the three months ended March 31, 2001. This represents an operating loss of $12.9 million, a benefit from income taxes of $7.9 million and changes in working capital items consisting primarily of uses of cash for accrued expenses and prepaid expenses of $6.3 million and $3.9 million, respectively. This was partially offset by a source of cash from a reduction in accounts receivable of $11.0 million.

             Our investing activities consisted primarily of capital expenditures of $8.5 million for three months ended March 31, 2001 and net proceeds from marketable securities of $23.9 million. Assets acquired consist principally of computer hardware and software, and leasehold improvements. We expect that our capital expenditures to continue to increase. Management expects total capital expenditures to be approximately $23.5 million over the next twelve months.

             We have a revolving line of credit which provides for borrowings of up to the lesser of $25.0 million or 80% of eligible accounts receivable with Silicon Valley Bank that bears interest at the bank's prime rate (7.5% at April 30, 2001). The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants and restrictions, including minimum liquidity requirements and a prohibition on the payment of dividends. We are currently in compliance with all related financial covenants and restrictions, with the exception of the profitability covenant. We are currently negotiating modifications to the agreement with the bank. There is no availability under the working capital line of credit at April 30, 2001.

             Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2001, principally representing proceeds from stock option exercises and employee stock purchase plan, offset in part by the quarterly payment on the long-term obligation to Broadvision.

             In the second quarter of 2001, we will incur a restructuring charge of approximately $30.0 million to $40.0 million. We expect a significant portion of the restructuring to be a cash charge with approximately $8.0 to $10.0 million of cash expenditures in 2001 and 2002, with the remaining paid thereafter through 2011. As part of a cost savings plan, we will be taking steps to reduce expenses and implement new initiatives to accelerate our return to profitability. In addition to a 12% workforce reduction, we will consolidate offices globally, temporarily reduce salaries, and eliminate discretionary expenses. We anticipate that the cost reductions could result in annual cost savings of between $32.0 million and $35.0 million.

             We believe that with our existing financial resources and commercial credit facilities, together with cash generated by our operations, will be able to meet our cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE

A NUMBER OF RISKS AND UNCERTAINTIES EXIST THAT COULD AFFECT OUR FUTURE OPERATING RESULTS, INCLUDING THE FOLLOWING:

             RISKS RELATED TO OUR BUSINESS

WE EXPECT OUR LOSSES TO CONTINUE AND WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE

We incurred a loss in the first quarter of 2001, and the second, third and fourth quarters of 2000 were our first profitable quarters since inception.  We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization.  As of March 31, 2001, we had an accumulated deficit of $27.3 million.  We anticipate that our operating expenses will increase as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems.  Although our revenues have grown significantly, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters.  In addition, we believe the current United States economic downturn will have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well.  Because we have a limited operating history, particularly as a company that sells software products, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to maintain profitability.  In addition, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

Our revenues and operating results are likely to vary significantly from quarter to quarter. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors are likely to cause variations in our operating results, including:

—  demand for our products and services;

—  the timing of sales of our products and services;

—  the timing of customer orders and product implementations;

—  unexpected delays in introducing new products and services;

—  increased expenses, whether related to sales and marketing, product development or administration;

—  changes in the rapidly evolving market for Internet customer relationship management solutions;

—  the mix of revenues derived from products and services;

—  timing of hiring and utilization of services personnel;

—  cost overruns related to fixed–price services projects;

—  the mix of domestic and international sales and;

—  costs related to possible acquisitions of technologies or businesses.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The results of one or a series of quarters shout not be relied upon as an indication of our future performance.

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

THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS IS NEW AND RAPIDLY EVOLVING AND WE CANNOT BE CERTAIN THAT A VIABLE MARKET FOR OUR PRODUCTS WILL CONTINUE TO DEVELOP

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

THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS IS INTENSELY COMPETITIVE, AND WE EXPECT COMPETITION TO INTENSIFY IN THE FUTURE

The market for Internet customer relationship management solutions is intensely competitive and we expect competition to intensify in the future as revenues generated from Internet commerce increase.  This level of competition could reduce our revenues and result in increased losses or reduced profits.  Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with Internet application software vendors such as Blue Martni, BroadVision and Vignette. We also compete with platform application server products and vendors such as BEA Systems, IBM's Websphere products, Microsoft, Netscape and the Netscape/Sun Microsystems Alliance, among others. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft and the Netscape/Sun Microsystems Alliance, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

WE DEPEND ON OUR RELATIONSHIP WITH SYSTEMS INTEGRATORS

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

WE WILL NEED TO IMPLEMENT AND IMPROVE OUR OPERATIONAL SYSTEMS AND HIRE ADDITIONAL SERVICE PROFESSIONALS ON A TIMELY BASIS IN ORDER TO MANAGE GROWTH

We have expanded our operations rapidly in recent years.  We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base.  Rapid growth places a significant demand on our management and operational resources.  In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis.  We plan in particular to expand our professional services capabilities to support increased product license sales.  However, we cannot be certain that we will be able to attract a sufficient number of highly qualified service personnel.  In addition, new service personnel will require training and it will take time for them to become productive.  If we fail to improve operational systems or to expand our professional service capabilities in a timely manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities, which could harm our operating results.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent the other parties from using our intellectual property without permission.  In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $11.8 million had been paid as of March 31, 2001.

In addition, we have agreed to indemnify customers against claims that our products infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

—  cease selling or using products or services that incorporate the challenged intellectual property;

—  obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

—  redesign those products or services to avoid infringement.

IF WE FAIL TO ADAPT TO RAPID CHANGES IN THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE

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

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH INTERNATIONAL OPERATIONS

We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets.  We currently maintain offices in Australia, Canada, England, France, Germany, Hong Kong, Japan, the Netherlands, Singapore and Sweden.  We derived 33% of our total revenues from customers outside the United States for the three months ended March 31, 2001.  We anticipate that revenues from customers outside the United States will account for an increased portion of our total revenues for the foreseeable future.  To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets.  Our operations outside North America are subject to additional risks, including:

—  unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

—  longer payment cycles and problems in collecting accounts receivable;

—  political and economic instability;

—  difficulties in managing system integrators and technology partners;

—  difficulties in staffing and managing foreign subsidiary operations;

—  differing technology standards;

—  difficulties and delays in translating products and product documentation into foreign languages;

—  reduced protection for intellectual property rights in some of the countries in which we operate or plan to operate;

—  problems associated with the conversion of various European currencies into a single currency, the euro; and

—  potentially adverse tax consequences.

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

WE USE THE JAVA PROGRAMMING LANGUAGE TO DEVELOP OUR PRODUCTS, AND OUR BUSINESS COULD BE HARMED IF JAVA LOSES MARKET ACCEPTANCE OR IF WE ARE NOT ABLE TO CONTINUE USING JAVA OR JAVA-RELATED TECHNOLOGIES

We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline.  Moveover, our new Dynamo 5 e-Business Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network.  We have licensed the J2EE brand and certification tests from Sun.  There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms.  If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

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

IF WE ACQUIRE OTHER COMPANIES OR BUSINESSES, WE WILL BE SUBJECT TO RISKS THAT COULD HURT OUR BUSINESS

We acquired Petronio Technology Group in May 2000 for consideration of approximately $1.2 million and the Toronto Technology Group in July 2000 for consideration of approximately $12.0 million.  In the future, we may pursue additional acquisitions to obtain complementary businesses, products, services or technologies.  An acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired business, product, service or technology might not perform as we expected.  If we pursue an acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition.  If we complete an acquisition, we may encounter significant difficulties and incur substantial expense in integrating the operations and personnel of the acquired company into our operation while preserving the goodwill of the acquired company.  In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with employees and customers.

Any of these outcomes could prevent us from realizing the anticipated benefits of our acquisitions.  To pay for an acquisition, we might use stock or cash.  Alternatively, we might borrow money from a bank or other lender.  If we use our stock, our stockholders would experience dilution of their ownership interests.  If we use cash or debt financing, our financial liquidity would be reduced.  Finally, if we are unable to account for our acquisitions under the “pooling-of-interests” method of accounting, which may be eliminated, we may be required to capitalize a significant amount of intangibles, including goodwill, which may lead to significant amortization charges.  In addition, we may incur significant, one-time write-offs and amortization charges.  These amortization charges and write-offs could decrease our future earnings or increase our future losses.

             RISKS RELATED TO THE INTERNET INDUSTRY

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF E-COMMERCE

Our success will depend heavily on the acceptance and wide use of the Internet for e-commerce.  The current United States economic downturn will reduce demand for our products if customers and potential customers delay or cancel the implementation of customer relationship management solutions.  Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation could cause the Internet to lose its viability as a commercial medium.  Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

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

THE INTERNET IS GENERATING PRIVACY CONCERNS WHICH COULD RESULT IN LEGISLATION OR MARKET PERCEPTIONS THAT COULD HARM OUR BUSINESS OR RESULT IN REDUCED SALES OF OUR PRODUCTS, OR BOTH

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

PROJECTIONS INCLUDED IN THIS QUARTERLY REPORT RELATING TO THE GROWTH OF E-COMMERCE AND THE INTERNET ARE BASED ON ASSUMPTIONS THAT COULD TURN OUT TO BE INCORRECT AND ACTUAL RESLULTS COULD BE MATERIALLY DIFFERENT FROM THE PROJECTIONS

This quarterly report contains various data and projections related to revenues generated by electronic commerce and the size of the worldwide Internet commerce application software market.  These data and projections are inherently imprecise, and investors are cautioned not to place undue reliance on them.  These data and projections have been included in studies prepared by International Data Corporation, an independent market research firm, and the projections are based on surveys, financial reports and models used by IDC to measure license revenues and associated maintenance fees derived from sales to e-commerce sites.  These projections include assumptions regarding business and home use of the Internet, including assumptions as to growth in the percentage of Web users making online purchases, increases in the amount of time people spend using the Web, changing attitudes toward Web usage and purchasing, levels of business saturation for Web use and increases in the level of software spending by businesses, as well as various assumptions regarding the rate of growth of Web use in countries outside the United States.  Actual results or circumstances may be materially different from the projections.

             RISKS RELATED TO THE SECURITIES MARKET

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile.  For example, the market price of our common stock has ranged from $4.05 per share to $126.88 per share since our initial public offering in July 1999.  Fluctuations in market price and volume are particularly common among securities of Internet and software companies.  The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

—  variations in our quarterly operating results;

—  changes in market valuations of Internet and software companies;

—  our announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

—  our failure to complete significant sales;

—  additions or departures of our key personnel;

—  future sales of our common stock; or

—  changes in financial estimates by securities analysts.

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its stock.  We may be the target of similar litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT SOMEONE FROM ACQUIRING OR MERGING WITH US ON TERMS FAVORED BY A MAJORITY OF OUR INDEPENDENT STOCKHOLDERS

Our executive officers and directors beneficially owned approximately 20% of our common stock as of April 30, 2001.  As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent someone from acquiring or merging with us.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY

Certain provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable, which could reduce the market price of our common stock.  These provisions include:

—  authorizing the issuance of “blank check” preferred stock;
—  providing for a classified board of directors with staggered, three-year terms;
—  providing that directors may only be removed for cause by a two-thirds vote of stockholders;
—  limiting the persons who may call special meetings of stockholders prohibiting stockholder action by written consent; and
—  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign–based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  The impact of fluctuations in the relative value of other currencies was not material for the three months ended March 31, 2001. We do not use derivative financial instruments for investment purposes and only invest in financial investments that meet high credit quality standards, as specified in the our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

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

 On October 31, 2000, Aron Rosenberg, one of our stockholders, filed a lawsuit in the United States District Court for the District of Delaware, ROSENBERG V. TUDOR INVESTMENT CORP., TUDOR PRIVATE EQUITY FUND L.P., THE RAPTOR GLOBAL FUND L.P., THE RAPTOR GLOBAL FUND LTD., TUDOR GLOBAL TRADING LLC AND ART TECHNOLOGY GROUP, INC., Civil Action No. 00-025.  Mr. Rosenberg’s complaint alleges that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sales of our common stock after our initial public offering on July 20, 1999.  Those entities received shares of our common stock immediately before our closing of our initial public offering, upon the conversion of Series D preferred stock that they had acquired more than six months before our initial public offering.  The complaint alleges that those entities should be deemed to have purchased shares of our common stock shortly before the closing of our initial public offering, as the result of changes effected through a charter amendment relating to the preferred stock.  The complaint also alleges that the entities obtained profits of more than $70 million from sales of our common stock within six months after the date on which such purchase should be deemed to have occurred and that those profits should be paid to our company in accordance with Section 16(b).  Although we are a nominal defendant in the suit, Mr. Rosenberg is not seeking any damages from us.  We cannot assure you that we will receive any payment as a result of this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             None.

Item 6. Exhibits and Reports on Form 8-K

             (a)        Exhibits

                         None.

             (b)       Reports on Form 8-K

                         None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2001.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ Jeet Singh
Jeet Singh
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ann C. Brady
Ann C. Brady
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)