Form 10-Q
period 2001-06-30
ART TECHNOLOGY GROUP INC
filed 2001-08-14
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000–26679

ART TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04–3141918 (I.R.S. Employer Identification Number)

25 First Street, Cambridge, Massachusetts (Address of principal executive offices)	02141 (Zip Code)

(617) 386-1000
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

             As of August 8, 2001 there were 68,677,121 shares of the Registrant's common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	(UNAUDITED)
	June 30, 2001	December 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,179	$53,255
Marketable securities	51,672	73,218
Accounts receivable, net of reserves of approximately $2,694 and $2,655 at June 30, 2001 and December 31, 2000, respectively	40,042	52,440
Unbilled services	242	1,273
Prepaid expenses and other current assets	7,058	4,222
Deferred tax assets	3,556	3,556

Total current assets	145,749	187,964

Property and Equipment, Net	27,147	23,492
Long-Term Marketable Securities	—	17,734
Other Assets	12,061	13,246
Deferred Tax Assets	45,388	17,079

	$230,345	$259,515

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,000	$2,000
Accounts payable	5,714	11,375
Accrued expenses	24,867	29,402
Accrued restructuring – current (Note 10)	17,981	--
Deferred revenues	19,655	22,765

Total current liabilities	70,217	65,542

Accrued Restructuring – Long-Term (Note 10)	18,960	--
Long-Term Obligations, Less Current Maturities	1,000	2,000

Total liabilities	$90,177	$67,542

Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $.01 par value—
Authorized—10,000,000 Issued and outstanding – no shares	—	—
Common stock, $.01 par value—
Authorized—500,000,000
Issued and outstanding— 68,635,583 shares and 67,894,357 shares at June 30, 2001 and December 31, 2000, respectively	686	679
Additional paid-in capital	211,302	209,338
Deferred compensation	(2,499)	(3,670)
Accumulated deficit	(69,166)	(14,374)
Accumulated other comprehensive loss	(155)	--

Total stockholders' equity	140,168	191,973

	$230,345	$259,515

The accompanying notes are an integral part of these consolidated condensed financial statements

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUES:
Product license	$19,083	$23,811	$44,564	$40,058
Services	15,985	8,818	33,350	14,143

Total revenues	35,068	32,629	77,914	54,201

COST OF REVENUES:
Product license	1,100	865	2,147	1,573
Services	12,012	6,897	27,520	11,889

Total cost of revenues	13,112	7,762	29,667	13,462

Gross profit	21,956	24,867	48,247	40,739

OPERATING EXPENSES:
Research and development	8,146	4,095	17,179	7,690
Sales and marketing	26,725	14,339	56,835	25,391
General and administrative	5,783	5,014	15,060	8,689
Stock-based compensation	323	304	704	608
Restructuring	44,235	—	44,235	—

Total operating expenses	85,212	23,752	134,013	42,378

INCOME (LOSS) FROM OPERATIONS	(63,256)	1,115	(85,766)	(1,639)
INTEREST INCOME, NET	1,339	2,254	3,182	4,401
OTHER INCOME	329	—	170	—

Net income (loss) before provision for (benefit from) income taxes	(61,588)	3,369	(82,414)	2,762

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(19,708)	500	(27,622)	500

Net income (loss)	$(41,880)	$2,869	$(54,792)	$2,262

Net income (loss) per share:
Basic	$(0.61)	$0.04	$(0.80)	$0.03

Diluted	$(0.61)	$0.04	$(0.80)	$0.03

Weighted average common shares outstanding:
Basic	68,595	66,655	68,387	66,339

Diluted	68,595	72,855	68,387	72,872

The accompanying notes are an integral part of these consolidated condensed financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended

	June 30, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(54,792)	$2,262
Adjustments to reconcile net loss to net cash used in operating activities–
Stock-based compensation	704	608
Depreciation and amortization	6,069	1,121
Benefit from income taxes	(27,622)	---
Loss on disposal of fixed assets	4,613	---
Changes in current assets and liabilities–
Accounts receivable, net	12,398	(10,969)
Unbilled services	1,030	(1,284)
Prepaid expenses and other current assets	(2,836)	(1,368)
Accounts payable	(5,660)	(5,329)
Accrued expenses	(5,195)	8,111
Accrued restructuring – current	17,981	--
Accrued restructuring – long term	18,960	--
Deferred revenues	(3,110)	4,079

Net cash used in operating activities	(37,460)	(2,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchases of) marketable securities, net	39,280	(45,702)
Purchases of property and equipment	(12,609)	(4,863)
Cash paid to acquire Petronio Technology Group, Inc.	--	(600)
(Increase) decrease in other assets	(738)	905

Net cash provided by (used in) investing activities	25,933	(50,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,047	1,678
Proceeds from employee stock purchase plan	1,391	759
Payments on long-term obligations	(1,000)	(1,500)

Net cash provided by financing activities	1,438	937

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	---

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,076)	(52,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,255	124,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,179	$72,619

SUPPLEMENTAL DISCLOSURE OR CASH FLOW INFORMATION:
Cash paid during the period for interest	$131	$—

Cash paid during the period for income taxes	$168	$—

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

             The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2000 Annual Report and Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements and notes herein are unaudited but, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

             The accompanying consolidated condensed financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

2.          NET INCOME (LOSS) PER SHARE INFORMATION

             Net income (loss) per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, including potential common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive.  The following table sets forth basic and diluted income (loss) per share computational data for the periods presented (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net income (loss)	$(41,880)	$2,869	$(54,792)	$2,262

Weighted average common shares outstanding used in computing basic net income (loss) per share	68,595	66,655	68,387	66,339

Weighted average common equivalent shares outstanding:
employee stock options	---	6,200	---	6,533

Total weighted average common and common equivalent shares outstanding used in computing diluted net income (loss) per share	68,595	72,855	68,387	72,872

Basic net income (loss) per share	$(0.61)	$0.04	$(0.80)	$0.03

Diluted net income (loss) per share	$(0.61)	$0.04	$(0.80)	$0.03

Options and warrants to purchase a total of 13,359,150 shares of common stock have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2001, and have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

Options to purchase a total of 3,619,977 and 3,332,576 weighted shares of common stock outstanding for the three and six months ended June 30, 2000, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during the periods.

3.          REVENUE RECOGNITION

             ATG recognizes product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers' operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers, which govern the terms and conditions of its software licenses, consulting and support and maintenance services. These separate agreements, along with ATG's price list and business practices, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement.

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

 4.         FOREIGN CURRENCY TRANSLATION

             The financial statements of the Company’s wholly owned foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated to the U.S. dollar from their local functional currencies at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the month.  Resulting translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

5.          CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

             The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Marketable securities are investment-grade securities with original maturities of greater than ninety days. The average maturity of the Company's marketable securities is approximately 8.0 months and 11.4 months at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $442,000 and $181,000, respectively.

	June 30, 2001	December 31, 2000

	(in thousands)
Cash and cash equivalents–
Cash	$5,487	$4,880
Money market accounts	37,692	35,314
Corporate securities	---	13,061

Total cash and cash equivalents	$43,179	$53,255

Marketable securities–
Corporate securities	$51,672	$90,952

Total marketable securities	$51,672	$90,952

6.          STOCK-BASED COMPENSATION

             In connection with certain stock option grants during the year ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $4.9 million.  Additionally, in July 2000, ATG recorded deferred compensation of $2.0 million related to unvested stock options acquired in connection with the acquisition of The Toronto Technology Group Inc.  These amounts represent the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $323,000 and $304,000 for the three months ended June 30, 2001 and 2000, respectively, and $704,000 and $608,000 for the six months ended June 30, 2001 and 2000, respectively, related to these options.

7.          LONG-TERM OBLIGATIONS

             In connection with a settlement of the patent infringement claim by BroadVision, Inc. ("BroadVision"), ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG paid $11,000,000 during the year December 31, 2000 and $1,000,000 during the six months ended June 30, 2001.  ATG will pay the remaining $3,000,000 with quarterly installments of $500,000 through the end of 2002.  These payments are included in the accompanying consolidated balance sheet, as follows: $2,000,000 in current maturities of long-term obligations and $1,000,000 in long-term obligations, less current maturities.

             ATG has a revolving line of credit with a bank, under which ATG may borrow up to $12,500,000.  Borrowings bear interest at the bank’s prime rate (6.75% at June 30, 2001).  The revolving line of credit is collateralized by substantially all assets of ATG.  As of June 30, 2001 there was no availability under the line of credit.  Effective July 23, 2001, ATG modified the terms of the line of credit with the bank to eliminate all of the financial covenants.  As part of this modification, ATG agreed to provide 100% cash collateral for its outstanding letters of credit, which totalled 12,768,000 as of June 30, 2001.

8.          COMPREHENSIVE INCOME (LOSS)

             SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income (loss)". Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive income (loss) (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income (loss)	$(41,880)	$2,869	$(54,792)	$2,262
Foreign currency translation loss	(237)	-	(155)	-

Comprehensive income (loss)	$(42,117)	$2,869	$(54,947)	$2,262

             The accumulated other comprehensive loss at June 30, 2001 of $155,000 consisted entirely of the cumulative foreign currency translation losses.

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

             Revenues from sources outside of the United States were approximately $11,999,000 and $7,067,000 for the three months ended June 30, 2001 and 2000, respectively, and $26,320,000 and $9,474,000 for the six months ended June 30, 2001 and 2000, respectively.  ATG’s revenue from international sources were primarily generated from customers located in Europe and Canada.  All of the ATG’s product sales for the three and six months ended June 30, 2001 and 2000 were delivered from its headquarters located in the United States.

The following table represents the percentage of total revenues by geographical location:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

United States	66%	78%	66%	83%
United Kingdom (UK)	8	10	13	7
Europe, Middle East and Africa (excluding UK)	18	9	15	8
Canada	5	2	3	2
Other	3	1	3	-

	100%	100%	100%	100%

10.        RESTRUCTURING

             As a result of a global slowdown in IT spending, ATG recorded a $44.2 million restructuring charge for the quarter ended June 30, 2001 for restructuring costs primarily related to facilities and employee severance.  Other components of the restructuring charge include cancellation of marketing commitments, outplacement services, and other workforce related costs.  The following are the significant components of the restructuring charge (in thousands):

Facilities related costs	$37,563
Employee severance, benefits and related costs	4,653
Marketing costs	851
Legal and accounting costs	254
Other	914

Total	$44,235

             The employee severance cost component of the restructuring charge was related to reductions in personnel.  As part of the restructuring, ATG terminated 32% or approximately 380 personnel.  Approximately 51% of the employees were from sales and marketing, 26% from services, 16% from general and administrative, and 7% from research and development.

             The facilities related cost component consisted of idle lease space and termination payments for offices worldwide, which are no longer required as a result of the reduction in personnel.  In determining the facilities related costs, ATG has estimated the vacancy period and sub-let income.

             At June 30, 2001, ATG had an accrued restructuring liability of $36.9 million, of which $19.0 million was long-term, which consisted of the following:

Facilities related costs	$32,936
Employee severance, benefits and related costs	3,501
Legal and accounting costs	200
Other	304

Total	$36,941

11.        RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards  (SFAS) No. 141, Business Combinations.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

             In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.  Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142.

             The Company must adopt SFAS No. 141 and SFAS No. 142 on January 1, 2002.  Upon adoption, goodwill will no longer be amortized.  Rather, the Company must reassess impairment of goodwill and record any impairment loss during 2002.  The Company is currently assessing the impact of SFAS No. 142 related to the impairment of goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             The statements contained in this Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Overview

             We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our Dynamo product suite of applications.  We market and sell our products worldwide through our direct sales force, systems integrators, technology partners and original equipment manufacturers.

             We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of perpetual software licenses of our Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees either on a time and materials basis or, in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 8% to 25% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as Web-based and telephone technical support. Training is billed as services are provided.

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

             We have invested financial and managerial resources to expand our sales and marketing operations in international markets.  Revenues from customers outside the United States accounted for 22% and 34% of our total revenues for the three months ended June 30, 2000 and 2001, respectively, and 17% and 34% for the six months ended June 30, 2000 and 2001, respectively.  We have not entered into contracts denominated in foreign currencies to date, but may in the future.  We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations.  We, therefore, increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

Results of Operations

             The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

REVENUES:
Product license	54%	73%	57%	74%
Services	46	27	43	26

Total revenues	100	100	100	100
Total cost of revenues	37	24	38	25

Gross margin	63	76	62	75

OPERATING EXPENSES:
Research and development	23	13	22	14
Sales and marketing	76	44	73	47
General and administrative	17	15	19	16
Stock-based compensation	1	1	1	1
Restructuring	126	-	57	-

Total operating expenses	243	73	172	78

INCOME (LOSS) FROM OPERATIONS	(180)	3	(110)	(3)
INTEREST INCOME, NET	4	7	4	8
OTHER INCOME	1	-	-	-

Net income (loss) before provision for (benefit from) income taxes	(175)	10	(106)	5

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(56)	1	(36)	1

Net income (loss)	(119)%	9%	(70)%	4%

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001

REVENUES

          Total revenues increased 8% from $32.6 million for the three months ended June 30, 2000 to $35.1 million for the three months ended June 30, 2001. Total revenues increased 44% from $54.2 million for the six months ended June 30, 2000 to $77.9 million for the six months ended June 30, 2001.  These increases were primarily attributable to market acceptance of our Dynamo suite of products as we continued to cultivate relationships with systems integrators and train our partner channels to encourage them to support our products.  Additionally, global expansion and the release of our newest product offering, ATG Dynamo 5, in September 2000, contributed to our revenue growth.  Revenues generated from international customers increased from $7.1 million for the three months ended June 30, 2000 to $12.0 million for the three months ended June 30, 2001 and from $9.5 million for the six months ended June 30, 2000 to $26.3 million for the six months ended June 30, 2001 due primarily to international expansion.

PRODUCT LICENSE REVENUES

             Product license revenues decreased 20% from $23.8 million for the three months ended June 30, 2000 to $19.1 million for the three months ended June 30, 2001 and increased 11% from $40.1 million for the six months ended June 30, 2000 to $44.6 million for the six months ended June 30, 2001.  The decrease for the three months ended June 30, 2001 was primarily due to the slowing economy and reduced IT spending among our customer base.  The moderate increase for the six months ended June 30, 2001 was primarily attributable to growth in our partner channel, as well as increased sales to larger enterprises and international customers.

             Product revenues as a percentage of total revenues for the three months ended June 30, 2000 and 2001 were 73% and 54%, respectively, and for the six months ended June 30, 2000 and 2001 were 74% and 57%, respectively.  We anticipate product license revenues to decrease or remain flat for the remainder of 2001.

SERVICES REVENUES

             Services revenues increased 82% from $8.8 million for the three months ended June 30, 2000 to $16.0 million for the three months ended June 30, 2001 and 136% from $14.1 million for the six months ended June 30, 2000 to $33.4 million for the six months ended June 30, 2001.  Professional services revenue increased 37% from $4.6 million for the three months ended June 30, 2000 to $6.3 million for the three months ended June 30, 2001 and increased 88% from $7.3 million for the six months ended June 30, 2000 to $13.7 million for the six months ended June 30, 2001.  The increase was primarily attributable to the continued growth of our service customer base and an increase in resources in our professional services group including the acquisition of The Toronto Technology Group Inc. in July 2000.  Software maintenance and support revenues increased 168% from $3.1 million for the three months ended June 30, 2000 to $8.3 million for the three months ended June 30, 2001 and increased 253% from $4.7 million for the six months ended June 30, 2000 to $16.6 million for the six months ended June 30, 2001. The increase in software maintenance and support revenues was the result of continued increases in product revenues that generate software maintenance and support revenues and increases in software maintenance and support renewals.  Training revenues increased 27% from $1.1 million for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001 and increased 48% from $2.1 million for the six months ended June 30, 2000 to $3.1 million for the six months ended June 30, 2001. The increase was primarily attributable to our extended training program offerings.  Additionally, our acquisition of Petronio Technology Group on May 17, 2000 provided us with additional Java, J2EE and XML courseware, as well as strengthened our training capabilities with the addition of seasoned trainers and curriculum developers.  We believe these capabilities enhance our selling efforts for product license revenues to end-users, resellers and partners.  We anticipate sequential service revenues to be flat or grow moderately for the remainder of 2001.

             Services revenues as a percentage of total revenues for the three months ended June 30, 2000 and 2001 were 27% and 46%, respectively, and for the six months ended June 30, 2000 and 2001 were 26% and 43%, respectively. We expect services revenues to trend toward our target of approximately 30% of total revenues during 2002.

COST OF PRODUCT LICENSE REVENUES

             Cost of license revenues increased 27% from $865,000 for the three months ended June 30, 2000 to $1.1 million for the three months ended June 30, 2001 and increased 31% from $1.6 million for the six months ended June 30, 2000 to $2.1 million for the six months ended June 30, 2001.  These increases are primarily from increases in salary and benefit costs associated with sustaining the current release of the Dynamo suite of products.  In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent.  We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues.  An initial payment of $8 million in February 2000 was expensed in the fourth quarter of 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000.  For both the three months ended June 30, 2000 and 2001, we expensed $583,000 and for both the six months ended June 30, 2000 and 2001, we expensed $1,167,000.

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

             Cost of services revenues increased 74% from $6.9 million for the three months ended June 30, 2000 to $12.0 million for the three months ended June 30, 2001 and increased 131% from $11.9 million for the six months ended June 30, 2000 to $27.5 million for the six months ended June 30, 2001. The increase was attributable to the increase in resources in our professional services group. Approximately 69% and 58% of the increases for the three and six months ended June 30, 2001, respectively, were attributable to increased compensation costs due to increases in our work force. Additionally, 22% of the increase for the three months ended June 30, 2001 and 17% of the increase for the six months ended June 30, 2001 were related to increased facilities costs. Costs also increased due to increased travel.

RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of salary and related cost to support product development.  To date, all software development costs have been expensed as research and development in the period incurred.

             Research and development expenses increased 98% from $4.1 million for the three months ended June 30, 2000 to $8.1 million for the three months ended June 30, 2001 and increased 123% from $7.7 for the six months ended June 30, 2000 to $17.2 million for the six months ended June 30, 2001. Approximately 55% of the increase for the three months ended June 30, 2001 and 48% of the increase for the six months ended June 30, 2001 were related to salaries and related benefits.  Additionally, approximately 35% of the increase for the three months ended June 30, 2001 and 33% of the increase for the six months ended June 30, 2001 were related to facilities expenses.

             Research and development expenses as a percentage of total revenues for the three months ended June 30, 2000 and 2001 were 13% and 23%, respectively, and for the six months ended June 30, 2000 and 2001 were 14% and 22%, respectively. We anticipate that research and development expenses will remain relatively flat, and will fluctuate as a percentage of total revenues based upon the level of revenue.

SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

             Sales and marketing expenses increased 87% from $14.3 million for the three months ended June 30, 2000 to $26.7 million for the three months ended June 30, 2001 and increased 124% from $25.4 for the six months ended June 30, 2000 to $56.8 for the six months ended June 30, 2001. The increase was associated primarily with international sales and marketing expansion, global hiring, advertising efforts, branding and increased commissions.  Approximately 58% and 52% of the increases, respectively, for the three and six months ended June 30, 2001 were related to compensation and benefit costs.  Additionally, approximately 27% and 13% of the increases, respectively, for the three and six months ended June 30, 2001 were related to facilities expenses.

             Sales and marketing expenses as a percentage of total revenues for the three months ended June 30, 2000 and 2001 were 44% and 76%, respectively, and for the six months ended June 30, 2000 and 2001 were 47% and 73%, respectively. We anticipate that sales and marketing expenses will decrease, and will fluctuate as a percentage of total revenues depending on the level and timing of global expansion, program spending, the rate at which newly hired sales personnel become productive and the level of revenue. GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

             General and administrative expenses increased 16% from $5.0 million for the three months ended June 30, 2000 to $5.8 million for the three months ended June 30, 2001 and increased 74% from $8.7 million for the six months ended June 30, 2000 to $15.1 million for the six months ended June 30, 2001.  The moderate increase for the three months ending June 30, 2001 was primarily related to compensation and benefits and professional services.  Approximately 72% of the increase for the six months ended June 30, 2001 was related to compensation and benefits costs.  This was driven by expansion both domestically and internationally.

             General and administrative expenses as a percentage of total revenues for the three months ended June 30, 2000 and 2001 were 15% and 17%, and for the six months ended June 30, 2000 and 2001 were 16% and 19%, respectively.  We anticipate that general and administrative expenses will decrease moderately for the remainder of 2001.

STOCK-BASED COMPENSATION

             Since the fourth quarter of 1998, we have recorded total deferred stock compensation of approximately $4.9 million in connection with stock option grants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of such grants. Additionally, in July 2000, we recorded deferred stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of The Toronto Technology Group Inc.  We are amortizing these amounts over the vesting periods of the applicable options.  In addition, these amounts have been reduced due to the recipients of these grants terminating employment with the Company.

             Stock-based compensation expense increased 6% from $304,000 for the three months ended June 30, 2000 to $323,000 for the three months ended June 30, 2001 and increased 16% from $608,000 for the six months ended June 30, 2000 to $704,000 for the six months ended June 30, 2001. These increases were due to the timing of our recording of stock-based compensation and the options acquired in connection with the acquisition of the Toronto Technology Group, Inc. We expect stock-based compensation expense to decrease based on our workforce reduction in the second quarter of 2001.

RESTRUCTURING

             In April 2001, we instituted a cost-savings plan designed to reduce expenses.  In addition to a 12% workforce reduction, we consolidated certain global offices, temporarily reduced salaries and eliminated many discretionary expenses.  In June 2001, we announced a corporate reorganization to further reduce expenses and strategically realign its worldwide sales and service structure.  During the three months ended June 30, 2001, we recorded a $44.2 million restructuring charge due to a global slowdown in IT spending.  This restructuring will reduce expenses and align investments with new strategies designed for future profitability and long-term revenue growth.  This charge includes $37.6 million of facilities related costs, $4.7 million of employee severance, benefits and related costs, $851,000 of marketing costs, $254,000 of legal and accounting costs, and $914,000 of other costs.  We anticipate that these cost-cutting initiatives will result in an annualized cost savings of approximately $80 million.

INTEREST INCOME, NET

             Interest income decreased 43% from $2.3 million for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001 and decreased 27% from $4.4 million for the six months ended June 30, 2000 to $3.2 million for the six months ended June 30, 2001. The decrease was due to the overall decrease in the average balance of cash and cash equivalents and marketable securities from the three and six months ended June 30, 2000 to the three and six months ended June 30, 2001.  There was no interest expense for the three months ended June 30, 2000 and 2001.  Interest expense increased from zero for the six months ended June 30, 2000 to $131,000 for the six months ended June 30, 2001. This interest was the result of our sale of receivables in September 2000, and was based on the terms of that agreement.

OTHER INCOME

             Other income increased from zero for the three months ended June 30, 2000 to $329,000 for the three months ended June 30, 2001 and increased from zero for the six months ended June 30, 2000 to $170,000 for the six months ended June 30, 2001. This income primarily represents the foreign currency transaction gains and losses.

PROVISION FOR (BENEFIT FROM) INCOME TAXES, NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

             For the three and six months ended June 30, 2001 we have a benefit from income taxes of $19.7 and $27.6 million, respectively, as a result of the losses for those periods, which we believe will be realizable in the future.  These represent an effective tax rate of 34%.  For both the three and six months ended June 30, 2000, we recorded a provision for income taxes of $500,000, which represents an effective tax rate of 15%.

             We generated significant tax loss carryforwards during the six months ended June 30, 2001, which can be carried forward for 20 years.  Under SFAS No. 109, Accounting for Income Taxes, we can only recognize a deferred tax asset for future benefit of our tax loss carryforward to the extent that it is “more likely than not” that this asset will be realized.  In determining the realizability of this asset, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate.  Management believes that it is more likely than not that the future benefit of this asset will be realized.

             As of December 31, 2000, we had net operating loss carryforwards of $42.2 million for federal income tax purposes and approximately $49.6 million for state tax purposes. Approximately $31.8 million of the federal and state income tax net operating loss carryforwards relate to the exercise of stock options, which are treated as compensation deductions for federal and state income tax purposes.  We also have available research and development tax credit carryforwards of $642,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2011 for federal purposes and 2005 for state purposes, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

             Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases.  In 2000, we began to fund our cash requirements in part from operations.  At June 30, 2001, we had $43.2 million in cash and cash equivalents and $51.7 million in marketable securities.

             Cash used in operating activities was $37.5 million for the six months ended June 30, 2001. This represents an operating loss of $54.8 million, a benefit from income taxes of $27.6 million and changes in working capital items.  This was partially offset by sources of cash from a reduction in accounts receivable of $12.4 million, and an increase in accrued restructuring – current and accrued restructuring – long term of $18.0 million and $19.0 million, respectively.

             Our investing activities consisted primarily of capital expenditures of $12.6 million for six months ended June 30, 2001 and net proceeds from marketable securities of $39.3 million. Assets acquired consist principally of computer hardware and software, and leasehold improvements.  Management expects total capital expenditures to be approximately $12.0 million over the next twelve months.

             We have a revolving line of credit with a bank, under which we may borrow up to $12,500,000.  Borrowings bear interest at the bank’s prime rate (6.75% at June 30, 2001).  The revolving line of credit is collateralized by substantially all of our assets.  As of June 30, 2001 there was no availability under the line of credit.  Effective July 23, 2001, we modified the terms of the line of credit with the bank to eliminate all of our financial covenants.  As part of this modification, we agreed to provide 100% cash collateral for our outstanding letters of credit, which totalled $12,768,000 as of June 30, 2001.

             Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2001, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by the quarterly payments on the long-term obligation to BroadVision.

             We believe that with our existing financial resources we will be able to meet our cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE

A NUMBER OF RISKS AND UNCERTAINTIES EXIST THAT COULD AFFECT OUR FUTURE OPERATING RESULTS, INCLUDING THE FOLLOWING:

             RISKS RELATED TO OUR BUSINESS

WE EXPECT OUR LOSSES TO CONTINUE AND WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE

We incurred a loss in the first and second quarters of 2001, and the second, third and fourth quarters of 2000 were our first profitable quarters since inception.  We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization.  As of June 30, 2001, we had an accumulated deficit of $69.2 million.  We anticipate that our operating expenses will increase as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems.  Although our revenues have grown significantly, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters.  In addition, we believe the current United States economic downturn will continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well.  Because we have a limited operating history, particularly as a company that sells software products, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to maintain profitability.  In addition, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

Our success depends largely on the skills, experience and performance of some key members of our management, particularly our co-founders Jeet Singh and Joseph Chung. If we lose one or more of our key employees, our business could be harmed. We have purchased, and are the beneficiaries of, insurance policies on the lives of Mr. Singh and Mr. Chung, each in the amount of $1,000,000.  Proceeds under this insurance may not cover our losses.  In addition, our future success will depend in large part on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel. We may not be successful in attracting, assimilating and retaining qualified personnel in the future.  We are continuing our search for a new Chief Financial Officer to succeed Ann Brady who resigned from the position of Chief Financial Officer effective July 1, 2001.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent the other parties from using our intellectual property without permission.  In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $12.0 million had been paid as of June 30, 2001.

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

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH INTERNATIONAL OPERATIONS

We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets.  We currently maintain offices in Australia, Canada, England, France, Germany, Hong Kong, Japan, the Netherlands, Singapore and Sweden.  We derived 34% of our total revenues from customers outside the United States for the three months ended June 30, 2001.  We anticipate that revenues from customers outside the United States will account for an increased portion of our total revenues for the foreseeable future.  To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets.  Our operations outside North America are subject to additional risks, including:

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

We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline.  Moreover, our new Dynamo 5 e-Business Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network.  We have licensed the J2EE brand and certification tests from Sun.  There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms.  If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

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

             RISKS RELATED TO THE INTERNET INDUSTRY

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF E-COMMERCE

Our success will depend heavily on the acceptance and wide use of the Internet for e-commerce.  The current United States economic downturn has reduced demand for our products as customers and potential customers delay or cancel the implementation of customer relationship management solutions.  Consumers and businesses may reject the Internetas a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation could cause the Internet to lose its viability as a commercial medium.  Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

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

             RISKS RELATED TO THE SECURITIES MARKET

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile.  For example, the market price of our common stock has ranged from $1.82 per share to $126.88 per share since our initial public offering in July 1999.  Fluctuations in market price and volume are particularly common among securities of Internet and software companies.  The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

Our executive officers and directors beneficially owned approximately 18.9% of our common stock as of July 31, 2001.  As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent someone from acquiring or merging with us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign–based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  The impact of fluctuations in the relative value of other currencies was not material for the three and six months ended June 30, 2001. We do not use derivative financial instruments for investment purposes and only invest in financial investments that meet high credit quality standards, as specified in the our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             We held our Annual Meeting of Stockholders on May 14, 2001.  At the meeting, Scott A. Jones and Thomas N. Matlack were reelected as Class II Directors.  The vote with respect to each nominee is set forth below:

	Total Vote for Each Director	Total Vote Withheld From Each Director

Mr. Jones	56,942,163	834,384
Mr. Matlack	50,665,477	7,111,070

             Additional Directors of the Company whose terms of office continued after the meeting are Joseph T. Chung, Jeet Singh, Phyllis S. Swersky and Robert F. Walters.

             The stockholders also approved an amendment of our Amended and Restated 1996 Stock Option Plan to increase by 6,600,000 shares to 25,600,000 shares, the number of shares of common stock authorized for issuance under this Plan, by a vote of 27,457,300 shares for, 15,820,347 shares against and 146,933 shares abstaining, with 14,351,968 broker non-votes.

             In addition, the stockholders approved an amendment to our By-laws to authorize the use of electronic and remote communications for specific corporate purposes by a vote of 57,609,625 shares for, 24,688 shares against, and 142,234 shares abstaining.

             The stockholders also ratified the selection of Aurther Andersen LLP as our independent auditors by a vote of 57,455,984 shares for, 192,836 shares against and 127,727 shares abstaining.

Item 5. Other Information

             None.
Item 6. Exhibits and Reports on Form 8-K

             (a)         Exhibits

10.1	Third Loan Modification Agreement dated July 23, 2001 between Silicon Valley Bank and the Registrant.

             (b)         Reports on Form 8-K

                           None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2001.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ Jeet Singh

Jeet Singh
Chief Executive Officer

By:	/s/ Joseph T. Chung

Joseph T. Chung
Chairman of the Board, Chief Technology Officer and Treasurer