Form 10-Q
period 2001-09-30
ART TECHNOLOGY GROUP INC
filed 2001-11-14
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000–26679

ART TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04–3141918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25 First Street, Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

(617) 386-1000
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

             As of November 7, 2001, there were 68,875,010 shares of the Registrant's common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,458	$53,255
Marketable securities	26,535	73,218
Accounts receivable, net of reserves of approximately $2,987 and $2,655 at September 30, 2001 and December 31, 2000, respectively	30,950	52,440
Unbilled services	441	1,273
Prepaid expenses and other current assets	7,467	4,222
Deferred tax assets	3,556	3,556

Total current assets	127,407	187,964

Property and Equipment, Net	24,358	23,492
Long-Term Marketable Securities	—	17,734
Other Assets	10,894	13,246
Deferred Tax Assets	50,766	17,079

	$213,425	$259,515

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,000	$2,000
Accounts payable	5,159	11,375
Accrued expenses	22,083	29,402
Accrued restructuring – current (Note 10)	15,335	--
Deferred revenues	17,929	22,765

Total current liabilities	62,506	65,542

Accrued Restructuring – Long-Term (Note 10)	16,785	--
Long-Term Obligations, Less Current Maturities	500	2,000

Total liabilities	$79,791	67,542

Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $.01 par value—Authorized—10,000,000 Issued and outstanding – no shares	—	—
Common stock, $.01 par value—Authorized—500,000,000 Issued and outstanding— 68,830,194 shares and 67,894,357 shares at September 30, 2001 and December 31, 2000, respectively	688	679
Additional paid-in capital	213,388	209,338
Deferred compensation	(1,975)	(3,670)
Accumulated deficit	(78,195)	(14,374)
Accumulated other comprehensive loss	(272)	--

Total stockholders' equity	133,634	191,973

	$213,425	$259,515

The accompanying notes are an integral part of these consolidated condensed financial statements

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

REVENUES:
Product license	$13,411	$34,233	$57,975	$74,291
Services	16,628	12,077	49,978	26,220

Total revenues	30,039	46,310	107,953	100,511

COST OF REVENUES:
Product license	1,075	908	3,222	2,481
Services	10,132	10,084	37,652	21,973

Total cost of revenues	11,207	10,992	40,874	24,454

Gross profit	18,832	35,318	67,079	76,057

OPERATING EXPENSES:
Research and development	7,218	4,762	24,397	12,452
Sales and marketing	20,506	20,531	77,341	45,922
General and administrative	5,299	5,836	20,359	14,525
Stock-based compensation	298	278	1,002	886
Restructuring	—	—	44,235	—

Total operating expenses	33,321	31,407	167,334	73,785

INCOME (LOSS) FROM OPERATIONS	(14,489)	3,911	(100,255)	2,272
INTEREST AND OTHER INCOME, NET	809	2,298	4,161	6,699
Net income (loss) before provision for (benefit from) income taxes	(13,680)	6,209	(96,094)	8,971

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4,651)	1,200	(32,273)	1,700

Net income (loss)	$(9,029)	$5,009	$(63,821)	$7,271

Net income (loss) per share:
Basic	$(0.13)	$0.07	$(0.93)	$0.11
Diluted	$(0.13)	$0.07	$(0.93)	$0.10
Weighted average common shares outstanding:
Basic	68,762	67,254	68,512	67,055
Diluted	68,762	73,850	68,512	73,361

The accompanying notes are an integral part of these consolidated condensed financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended
	September 30, 2001	September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,821)	$7,271
Adjustments to reconcile net loss to net cash used in operating activities–
Stock-based compensation	1,002	886
Depreciation and amortization	6,763	2,364
Benefit from income taxes	(32,273)	--
Compensation expense related to issuance of restricted shares	2,574	427
Deferred income taxes	--	(22)
Loss on disposal of fixed assets	4,985	42
Changes in current assets and liabilities–
Accounts receivable, net	21,491	(20,040)
Unbilled services	832	(293)
Prepaid expenses and other current assets	(3,244)	(1,532)
Accounts payable	(7,800)	358
Accrued expenses	(5,646)	13,105
Accrued restructuring – current	30,228	--
Deferred revenues	(4,836)	8,807

Net cash used in operating activities	(49,745)	11,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchases of) marketable securities, net	64,416	(51,846)
Purchases of property and equipment	(12,499)	(12,979)
Proceeds from sale of fixed assets	--	15
Cash paid to acquire Petronio Technology Group, Inc.	--	(600)
Cash paid to acquire Toronto Technology Group, Inc.	--	(5,191)
Increase in other assets	2,015	553

Net cash provided by (used in) investing activities	53,932	(70,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,085	4,529
Proceeds from employee stock purchase plan	1,534	1,883
Payments on long-term obligations	(1,500)	(2,250)
Payments on notes payable	--	(128)

Net cash provided by financing activities	1,119	4,034

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(103)	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,203	(54,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,255	124,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,458	$70,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$131	--
Cash paid during the period for income taxes	179	--
Value ascribed to shares issued in connection with the acquisition of the Toronto Technology Group Inc.	$2,132	$2,212
In connection with the acquisition of the Toronto Technology Group Inc., the following non-cash transaction occurred:
Issuance of common stock in relation to acquisition of Toronto Technology Group, Inc.
Fair value of tangible assets acquired		$699
Intangible assets acquired		5,124
Liabilities assumed		(632)
	$2,132	$5,191

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

             The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2000 Annual Report and Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements and notes herein are unaudited but, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(9,029)	$5,009	$(63,821)	$7,271

Weighted average common shares outstanding used in computing basic net income (loss) per share	68,762	67,254	68,512	67,055

Weighted average common equivalent shares outstanding:
employee stock options	---	6,596	---	6,306

Total weighted average common and common equivalent shares outstanding used in computing diluted net income (loss) per share	68,762	73,850	68,512	73,361

Basic net income (loss) per share	$(0.13)	$0.07	$(0.93)	$0.11

Diluted net income (loss) per share	$(0.13)	$0.07	$(0.93)	$0.10

Options to purchase a total of 13,765,375 shares of common stock and 18,745 shares of restricted stock have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2001, and have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

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

5.          CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

             The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Marketable securities are investment-grade securities with original maturities of greater than ninety days. The average maturity of the Company's marketable securities is approximately 6.6 months and 11.4 months at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $293,000 and $181,000, respectively.

	September 30, 2001	December 31, 2000
	(in thousands)
Cash and cash equivalents–
Cash	$15,802	$4,880
Money market accounts	42,656	35,314
Corporate securities	---	13,061

Total cash and cash equivalents	$58,458	$53,255

Marketable securities–
Corporate securities	$26,535	$90,952

Total marketable securities	$26,535	$90,952

6.          Stockholders’ Equity

             In connection with certain stock option grants during the year ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $4.9 million.  Additionally, in July 2000, ATG recorded deferred compensation of $2.0 million related to unvested stock options acquired in connection with the acquisition of The Toronto Technology Group Inc.  These amounts represent the aggregate difference between the exercise price and the fair market value of common stock as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $298,000 and $278,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.0 million and $886,000 for the nine months ended September 30, 2001 and 2000, respectively, related to these options.

             On September 26, 2001 our Board of Directors approved the adoption of a Shareholders Rights Plan described in a Rights Agreement between the Company and Equiserve Trust Company, N.A. as Rights Agent.  The Board declared a dividend of one Right for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on October 9, 2001.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share, at a Purchase Price of $15.00 in cash, subject to adjustment.

7.          LONG-TERM OBLIGATIONS

             In connection with a settlement of the patent infringement claim by BroadVision, Inc. ("BroadVision"), ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG paid $11,000,000 during the year December 31, 2000 and $1,500,000 during the nine months ended September 30, 2001.  ATG will pay the remaining $2,500,000 with quarterly installments of $500,000 through the end of 2002.  These payments are included in the accompanying consolidated balance sheet, as follows: $2,000,000 in current maturities of long-term obligations and $500,000 in long-term obligations, less current maturities.

             ATG has a revolving line of credit with a bank, under which ATG may borrow up to $12,500,000.  Borrowings bear interest at the bank’s prime rate (6.0% at September 30, 2001).  The revolving line of credit is collateralized by substantially all assets of ATG and expires in December 2001.  As of September 30, 2001 there was no availability under the line of credit and no amounts outstanding under the line of credit.  In addition, at September 30, 2001, ATG had letters of credit outstanding of $12,786,000 under the agreement.  Per the terms of the credit agreement, all letters of credit are fully cash collateralized.

8.          COMPREHENSIVE INCOME (LOSS)

             SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income (loss)". Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net income (loss)	$(9,029)	$5,009	$(63,821)	$7,271
Foreign currency translation loss	(117)	-	(272)	-

Comprehensive income (loss)	$(9,146)	$5,009	$(64,093)	$7,271

The accumulated other comprehensive loss at September 30, 2001 of $272,000 consisted entirely of the cumulative foreign currency translation losses.

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

             Revenues from sources outside of the United States were approximately $11,754,000 and $14,098,000 for the three months ended September 30, 2001 and 2000, respectively, and $38,074,000 and $23,404,000 for the nine months ended September 30, 2001 and 2000, respectively.  ATG’s revenue from international sources were primarily generated from customers located in Europe and Canada.  All of the ATG’s product sales for the three and nine months ended September 30, 2001 and 2000 were delivered from its headquarters located in the United States.

The following table represents the percentage of total revenues by geographical location:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
United States	61%	70%	65%	77%
United Kingdom (UK)	9	9	12	8
Germany	11	3	7	2
Europe, Middle East and Africa (excluding UK and Germany)	12	13	10	10
Canada	5	2	3	1
Other	2	3	3	2
	100%	100%	100%	100%

10.        RESTRUCTURING

             During the quarter ended June 30, 2001, ATG recorded a $44.2 million restructuring charge as a result of a global slowdown in IT spending.  Restructuring costs primarily related to facilities and employee severance.  Other components of the restructuring charge include cancellation of marketing commitments, outplacement services, and other workforce related costs.  The following are the significant components of the restructuring charge (in thousands):

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

             At September 30, 2001, ATG had an accrued restructuring liability of $32.1 million, of which $16.8 million was long term. The majority of the remaining liability is comprised of facility related costs.

11.        SUBSEQUENT EVENTS

             On October 25, 2001, ATG announced it would be taking further steps intended to reduce expenses which could potentially result in an additional restructuring charge of $29 to $33 million in the fourth quarter of this year.  This potential charge includes an estimated 20% reduction in workforce and facility related costs.

             Several purported class action suits have been filed against ATG and certain of its officers and directors, in the United States District Court for the Central District of California and in the United States District Court for the District of Massachusetts. The complaints were filed allegedly on behalf of persons who purchased ATG securities between January 25, 2001 and April 2, 2001.  The complaints are similar and allege that the Company and the individual defendants violated federal securities laws in connection with the reporting of financial results during that period.  ATG expects these complaints to eventually be consolidated into a single action, as is customary in such cases.

 12.  RECENT ACCOUNTING PRONOUNCEMENTS

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

             In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.  Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142.  The Company must adopt SFAS No. 142 on January 1, 2002.  The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

             In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS No.144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing disposing operations and extends that reporting period to a component of an entity that either has been disposed of or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

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

             We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of perpetual software licenses of our Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees either on a time and materials basis or, in some cases, on a fixed–price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as Web-based and telephone technical support. Training is billed as services are provided.

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

             We continue to invest financial and managerial resources to expand our sales and marketing operations in international markets.  Revenues from customers outside the United States accounted for 30% and 39% of our total revenues for the three months ended September 30, 2000 and 2001, respectively, and 23% and 35% for the nine months ended September 30, 2000 and 2001, respectively.  As a standard procedure, we generally do not enter into contracts denominated in foreign currencies to date but may in the future.  We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations.  We, therefore, increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

Results of Operations

             The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
REVENUES:
Product license	45%	74%	54%	74%
Services	55	26	46	26

Total revenues	100	100	100	100
Total cost of revenues	37	24	38	24

Gross margin	63	76	62	76

OPERATING EXPENSES:
Research and development	24	10	22	12
Sales and marketing	68	44	72	46
General and administrative	18	13	19	15
Stock-based compensation	1	1	1	1
Restructuring charge			41

Total operating expenses	111	68	155	74

INCOME (LOSS) FROM OPERATIONS	(48)	8	(93)	2
INTEREST AND OTHER INCOME, NET	2	5	4	7
Net income (loss) before provision for (benefit from) income taxes	(46)	13	(89)	9

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(16)	2	(30)	2

Net income (loss)	(30)%	11%	(59)%	7%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUES

             Total revenues decreased 35% from $46.3 million for the three months ended September 30, 2000 to $30.0 million for the three months ended September 30, 2001. Total revenues increased 7% from $100.5 million for the nine months ended September 30, 2000 to $108 million for the nine months ended September 30, 2001.  The decrease in revenue for the three months ended September 30, 2001 was primarily attributable to the slowing economy and reduced IT spending among our customer base.  The moderate increase for the nine months ended September 30, 2001, was primarily attributable to increased support and maintenance revenue stemming from our expanded customer base for the first half of the year.   Revenues generated from international customers decreased from $14.1 million for the three months ended September 30, 2000 to $11.8 million for the three months ended September 30, 2001 due to the slowing economy and reduced IT spending and increased from $23.4 million for the nine months ended September 30, 2000 to $38.1 million for the nine months ended September 30, 2001 due primarily to international expansion.

PRODUCT LICENSE REVENUES

             Product license revenues decreased 61% from $34.2 million for the three months ended September 30, 2000 to $13.4 million for the three months ended September 30, 2001 and 22% from $74.3 million for the nine months ended September 30, 2000 to $58.0 million for the nine months ended September 30, 2001.  The decrease was primarily due to the slowing economy and reduced IT spending among our customer base.

             Product revenues as a percentage of total revenues for the three months ended September 30, 2000 and 2001 were 74% and 45%, respectively, and for the nine months ended September 30, 2000 and 2001 were 74% and 54%, respectively.  We anticipate product license revenue to grow as a percentage of total revenue.

SERVICES REVENUES

             Services revenues increased 37% from $12.1 million for the three months ended September 30, 2000 to $16.6 million for the three months ended September 30, 2001 and 91% from $26.2 million for the nine months ended September 30, 2000 to $50.0 million for the nine months ended September 30, 2001.  Professional services revenue increased 22% from $5.5 million for the three months ended September 30, 2000 to $6.7 million for the three months ended September 30, 2001 and increased 59% from $12.8 million for the nine months ended September 30, 2000 to $20.4 million for the nine months ended September 30, 2001.  The increase was primarily attributable to the continued growth of our service customer base and an increase in resources in our professional services group.  Software maintenance and support revenues increased 72% from $5.0 million for the three months ended September 30, 2000 to $8.6 million for the three months ended September 30, 2001 and increased 160% from $9.7 million for the nine months ended September 30, 2000 to $25.2 million for the nine months ended September 30, 2001. The increase in software maintenance and support revenues was the result of continued increases in product revenues that generate software maintenance and support revenues and increases in software maintenance and support renewals.  Training revenues decreased 13% from $1.6 million for the three months ended September 30, 2000 to $1.4 million for the three months ended September 30, 2001 primarily due to the slowing economy and reduced IT spending among our customer base and increased 22% from $3.7 million for the nine months ended September 30, 2000 to $4.5 million for the nine months ended September 30, 2001. The increase was primarily attributable to our extended training program offerings partially offset by the slowing economy and reduced IT spending by our customer base.  We anticipate sequential service revenues to be flat for the remainder of 2001.

             Services revenues as a percentage of total revenues for the three months ended September 30, 2000 and 2001 were 26% and 55%, respectively, and for the nine months ended September 30, 2000 and 2001 were 26% and 46%, respectively. We expect services revenues to trend toward a short-term target of approximately 50% of total revenues by the end of 2001.

COST OF PRODUCT LICENSE REVENUES

             Cost of license revenues increased 21% from $908,000 for the three months ended September 30, 2000 to $1.1 million for the three months ended September 30, 2001 and increased 28% from $2.5 million for the nine months ended September 30, 2000 to $3.2 million for the nine months ended September 30, 2001.  These increases are primarily related to costs related to a settlement with BroadVision.  In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent.  We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues.  An initial payment of $8 million in February 2000 was expensed in the fourth quarter of 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000.  For both the three months ended September 30, 2000 and 2001, we expensed $583,000 and for both the nine months ended September 30, 2000 and 2001, we expensed $1,750,000.

COST OF SERVICES REVENUES

             Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses.  Cost of services revenues will vary significantly from year to year depending on the level of professional services staffing, the effective utilization rates of our professional services, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, and the level of third-party contractors fees.  Cost of services revenues as a percentage of total revenue, for the three months ended September 30, 2000 and 2001 were 22% and 34%, respectively, and for the nine months ended September 30, 2000 and 2001 were 22% and 35%, respectively. The increases for 2001 were primarily due to an increase in support and maintenance revenue.

             Cost of services revenues was $10.1 million for both the three months ended September 30, 2000 and 2001 and increased 71% from $22.0 million for the nine months ended September 30, 2000 to $37.7 million for the nine months ended September 30, 2001. The increase was attributable to the increase in resources in our professional services group.  Approximately 54% of the increase for the nine months ended September 30, 2001 was attributable to increased compensation costs due to increases in our work force. Additionally, 39% of the increase for the nine months ended September 30, 2001 was related to increased facilities costs.  This increase was partially offset by continued headcount reductions in the latter part of the period.

RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of salary and related cost to support product development.  To date, all software development costs have been expensed as research and development in the period incurred.

             Research and development expenses increased 50% from $4.8 million for the three months ended September 30, 2000 to $7.2 million for the three months ended September 30, 2001 and increased 95% from $12.5 for the nine months ended September 30, 2000 to $24.4 million for the nine months ended September 30, 2001. Approximately 63% of the increase for the three months ended September 30, 2001 and 51% of the increase for the nine months ended September 30, 2001 were related to salaries and related benefits.   Additionally, approximately 46% of the increase for the three months ended September 30, 2001 and 32% of the increase for the nine months ended September 30, 2001 were related to increased facilities expenses.

             Research and development expenses as a percentage of total revenues for the three months ended September 30, 2000 and 2001 were 10% and 24%, respectively, and for the nine months ended September 30, 2000 and 2001 were 12% and 22%, respectively. Based on restructuring initiatives we anticipate that research and development will decline as a percentage of sales.

SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations, marketing materials and events.

             Sales and marketing expenses was  $20.5 million for both the three months ended September 30, 2000 and 2001 and increased 68% from $45.9 for the nine months ended September 30, 2000 to $77.3 for the nine months ended September 30, 2001. The increase was primarily due to compensation and commissions.  Approximately 57% of the increase for the nine months ended September 30, 2001 was related to compensation and benefit costs.  Additionally, approximately 25% of the increase for the nine months ended September 30, 2001 was related to facilities expenses.

             Sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2000 and 2001 were 44% and 68%, respectively, and for the nine months ended September 30, 2000 and 2001 were 46% and 72%, respectively. We anticipate that sales and marketing expenses will decrease from the level of spending in the third quarter, and will fluctuate as a percentage of total revenues depending on the level and timing of global expansion, program spending, the rate at which newly hired sales personnel become productive and the level of revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

             General and administrative expenses decreased 9% from $5.8 million for the three months ended September 30, 2000 to $5.3 million for the three months ended September 30, 2001 and increased 41% from $14.5 million for the nine months ended September 30, 2000 to $20.4 million for the nine months ended September 30, 2001.  The decrease for the three months ending September 30, 2001 was primarily related to a significant reduction in recruiting, hiring and training expenses.  However, this was partially offset by an increase in compensation and benefit costs.  The increase for the nine months ending September 30, 2001, was primarily related to compensation and benefits costs.   This was driven by expansion both domestically and internationally. This was partially offset with headcount reductions in the latter part of the year.

             General and administrative expenses as a percentage of total revenues for the three months ended September 30, 2000 and 2001 were 13% and 18%, and for the nine months ended September 30, 2000 and 2001 were 15% and 19%, respectively.  Due to restructuring initiatives we anticipate that general and administrative expenses will continue to decrease in absolute dollars and as  a percentage of sales.

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

             Stock-based compensation expense increased 7% from $278,000 for the three months ended September 30, 2000 to $298,000 for the three months ended September 30, 2001 and increased 13% from $886,000 for the nine months ended September 30, 2000 to $1.0 million for the nine months ended September 30, 2001. This increase was due to the timing of the recording of stock-based compensation and the options acquired in connection with the acquisition of the Toronto Technology Group, Inc. We expect stock-based compensation expense to decrease based on our workforce reductions during 2001.

RESTRUCTURING

             During the three months ended June 30, 2001, we recorded a $44.2 million restructuring charge due to a slow down in the economy and reduced global IT spending by our customer base.  This restructuring is intended to reduce expenses and align investments with new strategies designed for future profitability and long-term revenue growth.  This charge includes $37.6 million of facilities related costs, and $4.7 million of employee severance, benefits and related costs.  We anticipate that these cost-cutting initiatives, once fully implemented, will result in an annualized cost savings of approximately $80 million.

             On October 25, 2001, ATG announced further actions intended to address the effects of the global economic environment.  This initiative includes a reduction of approximately 20% of our workforce and facility costs.  The initiative is expected to result in a restructuring charge of  $29 million to $33 million in the fourth quarter of this year.  The company anticipates the cash component of this restructuring charge and restructuring charges taken earlier this year, will be approximately $5 to $6 million in the fourth quarter of 2001 and $4 to $5 million per quarter in 2002.  We anticipate these reductions will result in annualized expense savings of $28 to $32 million.

INTEREST AND OTHER INCOME, NET

             Interest and other income, net, decreased 65% from $2.3 million for the three months ended September 30, 2000 to $809,000 for the three months ended September 30, 2001 and decreased 37% from $6.7 million for the nine months ended September 30, 2000 to $4.2 million for the nine months ended September 30, 2001. The decrease was due to the overall decrease in the average balance of cash and cash equivalents and marketable securities from the three and nine months ended September 30, 2000 to the three and nine months ended September 30, 2001 and a declining rate of return based on declining interest rates.

PROVISION FOR (BENEFIT FROM) INCOME TAXES, NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

             For the three and nine months ended September 30, 2001 we have a benefit from income taxes of $4.7 million and $32.3 million, respectively, as a result of the losses for those periods.  These represent an effective tax rate of 34%.  For both the three and nine months ended September 30, 2000, we recorded a provision for income taxes of $1.2 million and $1.7 million, respectively, which represents an effective tax rate of 19%.

We generated significant tax loss carryforwards during the nine months ended September 30, 2001, which can be carried forward for 20 years.  Under SFAS No. 109, Accounting for Income Taxes, we can only recognize a deferred tax asset for future benefit of our tax loss carryforward to the extent that it is “more likely than not” that this asset will be realized.  In determining the realizability of this asset, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate.  As of September 30, 2001, we believe the asset is realizable.

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

LIQUIDITY AND CAPITAL RESOURCES

              Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases.  In 2000, we began to fund our cash requirements in part from operations.  At September 30, 2001, we had $58.5 million in cash and cash equivalents and $26.5 million in marketable securities.

             Cash used in operating activities was $49.7 million for the nine months ended September 30, 2001. This represents an operating loss of $63.8 million, a benefit from income taxes of $32.3 million and changes in working capital items.  This was partially offset by sources of cash from a reduction in accounts receivable of $21.5 million, and an increase in accrued restructuring charges of $32 million.

             Our investing activities consisted primarily of capital expenditures of $12.5 million for nine months ended September 30, 2001 and net proceeds from marketable securities of $64.4 million. Assets acquired consist principally of computer hardware and software, and leasehold improvements.  Management expects total capital expenditures to decrease significantly going forward into 2002.

             We have a revolving line of credit with a bank, under which we may borrow up to $12,500,000.  Borrowings bear interest at the bank’s prime rate (6.0% at September 30, 2001).  The revolving line of credit is collateralized by substantially all of our assets and expires in December 2001.  As of September 30, 2001 there was no availability under the line of credit and no amounts outstanding under the line of credit.  In addition, at September 30, 2001, we had letters of credit of $12,786,000.  Per the terms of the credit agreement, all letters of credit are fully cash collateralized.

             Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2001, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by the quarterly payments on the long-term obligation to BroadVision.

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

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND STOCK PRICE

A NUMBER OF RISKS AND UNCERTAINTIES EXIST THAT COULD AFFECT OUR FUTURE OPERATING RESULTS, INCLUDING THE FOLLOWING:

             RISKS RELATED TO OUR BUSINESS

WE EXPECT OUR LOSSES TO CONTINUE AND WE DO NOT BELIEVE WE WILL BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATE

We incurred a loss in the first, second and third quarter of 2001, and the second, third and fourth quarters of 2000 were our first profitable quarters since inception.  We have incurred substantial costs to develop and enhance our technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization.  As of September 30, 2001, we had an accumulated deficit of $78.2 million.  We anticipate that our operating expenses will increase as we continue to develop our technology, increase our sales and marketing activities, create and expand our distribution channels, expand our services capabilities and improve our operational and financial systems.  Although our revenues have grown significantly, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain the growth rates we have achieved in recent quarters.  In addition, we believe the current United States economic downturn will continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well.  Because we have a limited operating history, particularly as a company that sells software products, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to maintain profitability.  In addition, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent the other parties from using our intellectual property without permission.  In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $12.5 million had been paid as of September 30, 2001.

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

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH INTERNATIONAL OPERATIONS

We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets.  We currently maintain offices in Australia, Canada, England, France, Germany, Hong Kong, Japan, the Netherlands, Singapore and Sweden.  We derived 39% of our total revenues from customers outside the United States for the three months ended September 30, 2001.  We anticipate that revenues from customers outside the United States will account for an increased portion of our total revenues for the foreseeable future.  To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets.  Our operations outside North America are subject to additional risks, including:

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

             RISKS RELATED TO THE SECURITIES MARKET

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile.  For example, the market price of our common stock has ranged from $0.58 per share to $126.88 per share since our initial public offering in July 1999.  Fluctuations in market price and volume are particularly common among securities of Internet and software companies.  The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION

Several class action lawsuits have been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

             We and several of our officers and directors are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock between January 5, 2001 and April 2, 2001. These complaints allege violations of federal securities laws in connection with our reporting of financial results during that period.

             We can provide no assurance as to the outcome of these complaints. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT SOMEONE FROM ACQUIRING OR MERGING WITH US ON TERMS FAVORED BY A MAJORITY OF OUR INDEPENDENT STOCKHOLDERS

Our executive officers and directors beneficially owned approximately 18.4% of our common stock as of October 31, 2001.  As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent someone from acquiring or merging with us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign–based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  The impact of fluctuations in the relative value of other currencies was not material for the three and nine months ended September 30, 2001. We do not use derivative financial instruments for investment purposes and only invest in financial investments that meet high credit quality standards, as specified in the our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five purported class action suits have been filed against us and certain of our officers and directors, in the United States District Court for the Central District of California and in the United States District Court for the District of Massachusetts. The complaints were filed allegedly on behalf of persons who purchased our securities between January 25, 2001 and April 2, 2001.  The complaints are similar and allege that the Company and the individual defendants violated federal securities laws in connection with our reporting of financial results during that period.  We expect these complaints to eventually be consolidated into a single action, as is customary in such cases.  Although neither ATG nor the individual defendants have filed answers in any of these matters, ATG intends to contest the lawsuits vigorously.

Item 2. Changes in Securities and Use of Proceeds

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None.

Item 6. Exhibits and Reports on Form 8-K

             (a)         Exhibits

3.1        Amended and Restated Certificate of Incorporation of the Registrant.

3.2        Amended and Restated Bylaws of the Registrant, as currently in effect were filed with the SEC on July 6, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-64698) and are herein incorporated by reference.

             (b)         Reports on Form 8-K

On October 2, 2001, the Company filed a Current Report on Form 8-K dated October 2, 2001 reporting information under item 5 (Other Events).  No financial statements were filed with such report.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2001.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ Edward Terino
Edward Terino
Chief Financial Officer