Form 10-K
period 2001-12-31
ART TECHNOLOGY GROUP INC
filed 2002-03-27
CIK 1086195

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

               25 FIRST STREET
           CAMBRIDGE, MASSACHUSETTS                                      02141
   (Address of principal executive offices)                            (Zip Code)

                                 (617) 386-1000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value with
                                                             Associated Preferred Stock Purchase Rights
                                                             (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $163,169,000 based on the closing price of the registrant's common stock on the Nasdaq National Market on March 20, 2002.

    The number of shares of the registrant's common stock outstanding as of March 20, 2002, was 69,730,193.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 22, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ART TECHNOLOGY GROUP, INC.
                               INDEX TO FORM 10-K

                                                                              PAGE
                                                                            --------
PART I
Item 1.       Business....................................................      3
Item 2.       Properties..................................................     20
Item 3.       Legal Proceedings...........................................     20
Item 4.       Submission of Matters to a Vote of Security Holders.........     21

PART II
Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................     21
Item 6.       Selected Financial Data.....................................     21
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     23
Item 7a.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................     34
Item 8.       Financial Statements and Supplementary Data.................     35
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     61

PART III
Item 10.      Directors and Executive Officers of the Registrant..........     61
Item 11.      Executive Compensation......................................     61
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     61
Item 13.      Certain Relationships and Related Transactions..............     61

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................     61

SIGNATURES
Signatures................................................................     64

    ATG, Art Technology Group, Dynamo and the Tech Mark are our registered trademarks, and ATG Scenario Personalization and ATG Data Anywhere Architecture are our trademarks. This report also includes trademarks, service marks and trade names of other companies.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We develop and market online customer relationship management, or online CRM, applications that allow our customers to deliver an integrated, personalized experience to their customers, partners and employees. We also offer related integration and support services. Our e-commerce portal and relationship management applications, which feature personalization technology, are built on a flexible framework designed to help organizations manage, build and integrate solutions that will improve their customer interactions and business processes, increase customer loyalty, reduce expenses and improve revenues.

OUR SOLUTION

    We produce e-business solutions that enable organizations to improve their relationships with customers, partners and employees. At the heart of our products is the relationship management framework that provides core capabilities to all our applications. This framework features personalization technology, scalable architecture, Java coding and ease of integration. As a result, our applications have a comprehensive range of out-of-the-box functionality coupled with the capacity for easy customization.

    This framework also allows organizations to integrate our applications into an organization's existing information technology infrastructure including systems internally developed and obtained from third parties. The ability to integrate multiple applications and information systems with our applications ensures our customers can provide a unified experience to their customers, employees and partners.

    Our solutions provide four key benefits to our customers.

    First, ATG Scenario Personalization provides our customers with awareness and control over the lifecycle of their end-users' experiences. The advantages of ATG Scenario Personalization include the ability to:

    - visually define a user's experience over time;

    - maintain the flexibility and adaptability of online CRM applications by providing the ability to constantly alter the user's experience to address changing business needs;

    - integrate all user "touch points," such as call centers or point of sale systems; and

    - leverage data and processes about the user from across the enterprise, enabling deeper personalization and better customer experiences.

    Second, our products are designed for highly scalable personalized applications.

    - Our software has been written in Java since 1996, is J2EE compliant, and supports key standards like XML and Web services.

    - We focus on personalization, performance and scalability in areas not covered by the J2EE standards. Our component framework and advanced caching capabilities provide advantages over applications provided by vendors that focus on infrastructure.

    - ATG Dynamo Application Framework brings all of our personalization scalability features to our customers operating on standard BEA WebLogic and IBM WebSphere application servers.

    Third, our adaptable, platform-independent framework fits into an existing information technology architecture and evolves with a changing enterprise.

    - Our applications run on ATG Dynamo Application Server, BEA WebLogic and IBM WebSphere application servers. Companies that utilize our online CRM applications have the ability to work with multiple application servers and retain our applications, which provides an advantage over competitors whose applications run on only one application server. We provide a single framework for building personalized applications across multiple application servers, which can provide significant cost savings to companies that run multiple application servers throughout their enterprise.

    - We provide a flexible framework for custom requirements. The same framework we use to build commerce, portal, and relationship management applications is used by our customers to build other applications, including customer support, e-Learning, and partner relationship management.

    - Our products integrate on multiple platforms such as HP, IBM, Sun, Unix and Windows NT, and integrates on enterprise applications including SAP and Siebel. They are compatible with multiple databases including DB2, Informix, Oracle, and Sybase.

    Fourth, ATG Data Anywhere Architecture provides a unified view of content and data across a business for organizations and their customers. ATG Data Anywhere Architecture:

    - allows our customers to use their existing data schemas, eliminating the need to modify their existing applications and data schemas to use our applications;

    - provides advanced caching mechanisms, including query and data set caching, providing the performance needed by highly personalized applications; and

    - provides a single method of accessing disparate data types including HTML, XML, LDAP repositories and SQL databases. Developers can use a single mechanism to access data contained in many different formats and systems.

    Our professional services division has deployed our applications to over 800 customers and worked with over 200 partners. Our professional service division's primary goal is to ensure customer success and satisfaction with our online CRM applications. As part of our commitment to customer success, we have developed the Adaptive Delivery Framework, a highly flexible delivery methodology that allows us to deliver applications across all professional services business lines.

OUR STRATEGY

    Our objective is to be a leading developer of online CRM applications that integrate into our customers' enterprise environment and provide real value by improving their cost of doing business and creating new and improved methods to generate revenue. To obtain this objective, we intend to:

    - continue to develop innovative online CRM solutions;

    - create solution sets that facilitate adoption of our applications in targeted vertical markets or applications;

    - invest in marketing to promote our core capabilities, programs and alliances;

    - continue to build our direct sales capabilities and forge strong alliances and co-selling relationships with partners; and

    - focus our service organization on meeting the changing requirements of our alliances and customers.

    OUR INNOVATIVE SOLUTIONS. From our beginning, we have been innovative in our approach to product development and customer solutions. We will continue to invest in technology that enables our applications to tap into an organization's investment in business process software such as Oracle, SAP,

Siebel and others, and to leverage the information in these disparate systems in a meaningful and coordinated way for the organization's customers, partners, and employees. Our solution integrates with a variety of the back-end systems implemented by Global 2000 organizations and provides users of these organizations' computer applications with a single view of information in a personalized way. We intend to further extend our product and technology leadership by continuing to:

    - extend our current capabilities and build new online CRM applications;

    - increase the scalability, reliability and performance of our applications; and

    - develop our integration capabilities to allow our products to be even more easily integrated into an organization's existing infrastructure.

    OUR SOLUTION SETS. We are working with our partners to create solutions that facilitate adoption of our applications into vertical markets that have specific requirements. These pre-packaged solutions will enable faster time-to-benefit for targeted vertical markets.

    MARKETING. We are continuing to invest in promoting our company, technology, applications and solution sets through focused initiatives such as direct marketing, public relations, seminars, trade shows, speaking opportunities, web marketing, case studies, ATG Innovator magazine and the ATG Open User Conference.

    SALES CAPABILITIES. We sell our products directly to end-users and through co-selling efforts with systems integrators and technology partners. We intend to expand our channels to include value added resellers. We currently have more than 200 systems integrators and technology partners, including Accenture, Cap Gemini Ernst & Young, Documentum, EDS, E-Tree, Fort Point Partners, Hewlett Packard, Interwoven, PricewaterhouseCoopers and Sun Microsystems. Our objective is to maintain close relationships directly with our customers and to motivate systems integrators to implement our applications in their projects and solution sets. We plan to leverage our current relationships and develop additional co-selling relationships with leading systems integrators. In addition, many of our systems integrators are global enterprises, which we believe provides us with an opportunity to continue to expand our international business.

    SERVICE CAPABILITIES. We have extensive experience in Web application development and integration services. Through our Professional Services organization, we provide enabling services to train our systems integrators, value added resellers, and complementary software vendors in the use of our products and offer consulting services to assist with customer implementations. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of partners trained in the implementation and application of our products.

PRODUCTS

    We produce online CRM applications that enable organizations to improve their relationships with customers, partners and employees.

    ATG RELATIONSHIP MANAGEMENT FRAMEWORK. The ATG Relationship Management Framework provides a rich set of features for online customer relationship management applications. With the ATG Relationship Management Framework, firms can utilize high level business functions built on an underlying stable technology base to provide self-service to their partners, customers and employees. The ATG framework is distinguished from similar products by the advanced ATG Scenario Personalization, ATG Data Anywhere Architecture and its scalability and flexibility. The products included in the ATG Relationship Management Framework are the ATG Dynamo Application Server, ATG Dynamo Personalization Server and the ATG Dynamo Scenario Server.

    ATG ENTERPRISE COMMERCE SUITE. The ATG Enterprise Commerce Suite offers a complete commerce solution for selling to business customers, channel partners, and consumers. Using the ATG Enterprise Commerce Suite, companies can manage multiple phases of the end user lifecycle--marketing, sales, and service--while also leveraging our industry leading personalization functionality to more effectively manage relationships. The ATG Enterprise Commerce Suite is built on an adaptable, flexible framework and ATG Data Anywhere Architecture, enabling companies to lower their total cost of ownership. The products included in the ATG Enterprise Commerce Suite are the ATG Relationship Management Framework, the ATG Business Commerce Server and the ATG Comsumer Commerce Server.

    ATG ENTERPRISE PORTAL SUITE. The ATG Enterprise Portal Suite offers rich relationship management and personalization features on a proven platform that includes tools for developing, deploying, and managing customer, partner, and employee portals. It features a customizable Portal Application Framework, an extensive set of application building blocks called "Gears," pre-built sample applications, and a comprehensive suite of administrative tools. Built on the latest release of the ATG Relationship Management Framework, the ATG Enterprise Portal Suite is the only portal offering to support e-Business Scenarios, making it one of the most powerfully personalized portal solutions available today. The products included in the ATG Enterprise Portal Suite are the ATG Dynamo Relationship Management Framework and the ATG Dynamo Portal Server.

    Our products run on the ATG Dynamo Application Server, BEA WebLogic and IBM WebSphere application servers.

    In addition, we offer other add-on products that may be combined with these suites, including the ATG Dynamo Application Integrator (an EAI Solution). The ATG Dynamo Application Integrator incorporates our product offerings with enterprise applications from other vendors including SAP and Siebel.

SERVICES

    Our Global Services organization provides a variety of consulting, design, application development, integration, training and support services in conjunction with our products. These services are provided through our Professional Services, Education, and Customer Support Service offerings.

    PROFESSIONAL SERVICES. The primary goal of our Professional Services organization is to increase customer satisfaction with our applications. Our Professional Services includes five primary service offerings:

    - STRUCTURED ENABLING SERVICES. Working with a client or designated partner team, we offer Structured Enabling Services to facilitate project success. This is our preferred delivery model.

    - PACKAGED OFFERINGS. We leverage the e-business expertise we have gained through hundreds of projects in order to offer a variety of packaged services to our customers. Packages range from services designed to help customers gain momentum with their portal or commerce project, to assessing the benefits of upgrading to the latest version of our applications and to technical implementation programs.

    - CUSTOM SOLUTIONS. We offer customized professional services solutions tailored to meet the specific needs of our customers across an entire project. Consulting services can include a combination of system architecture design, project management, web design, technical training and business consulting services.

    - EXPRESS SERVICES. Our Express Services offerings are short-term engagements designed to help our customers with a specific component of their project. Consulting services may consist of system architecture design, project management, web design, or technical training and support.

    - COMPREHENSIVE BUSINESS INNOVATIONS. Our Comprehensive Business Innovations are full life cycle solution project services with an emphasis on deploying innovative, mission critical technologies related to our products.

    EDUCATION. We provide a broad selection of educational programs designed to train customers and partners on our applications. This curriculum addresses the educational needs of developers, technical managers, business managers, page designers, and system administrative personnel/deployment engineers. ATG Education also offers an online learning program that complements our instructor-led training. Developers can become certified by completing the ATG Certified Dynamo Developer examination. We also offer end user training to complete the roll out of a customer's application. We provide a full range of instructor-led and self-paced training solutions to assist customers with this key initiative.

    CUSTOMER SUPPORT SERVICES. We offer five levels of customer support ranging from our evaluation support program, which is available for 30 days, to our Premier Support Program, which includes access to technical support engineers
24 hours a day, seven days per week, for customers deploying mission critical applications. Customers are entitled to receive software updates, maintenance releases, online documentation and bug reports, and technical support for an annual maintenance fee.

CUSTOMERS

    We have delivered online CRM solutions to more than 800 companies worldwide. Our principal target markets are Global 2000 companies. Our customers represent a broad spectrum of enterprises within diverse industry sectors. The following is a partial list of customers that have purchased licenses and/or professional services from us:

CONSUMER RETAIL                            MANUFACTURING
Best Buy                                   Abbott Laboratories
Neiman Marcus                              Mars Music
Martha Stewart Living Omnimedia            J.Crew
Cabela's                                   Procter & Gamble
Eastman Kodak
Target
Walgreens

FINANCIAL SERVICES                         TECHNOLOGY
Charles Schwab                             BellSouth
Barclays Global Investors                  Handspring
MFS Investment Management                  Alcatel
John Hancock Funds                         EMC
KeyBank                                    Sun Microsystems
Zurich Scudder Investments

INTERNATIONAL                              TRAVEL, MEDIA AND ENTERTAINMENT
Direckt Analge Bank                        Gameplay GB Ltd.
Kingfisher PLC                             BMG Direct
Deutsche Poste                             Sony Online Entertainment Inc.
Six Continents Hotels                      Meredith Corporation
Hyatt                                      Reader's Digest
Consignia                                  American Airlines
Philips                                    Hilton Hotels Corporation
Lavazza                                    The MTVi Group
beeb.com

TECHNOLOGY

    We believe we are a technology leader in providing online CRM solutions due to our implementation of Java, our strong component model, and our enterprise integration.

    JAVA FOUNDATION. Our products are written in Java and support Java programming for customization and extension, except for a few integration and installation modules that must be implemented in other programming languages. We have performed internal tests to certify that our ATG Dynamo 5 e-Business Platform supports the J2EE standards established by Sun Microsystems.

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

    MODULAR, STANDARDS-BASED COMPONENT ARCHITECTURE. One of the key features of our product architecture is its high degree of modularity, achieved by building additional functionality on top of the JavaBeans component technology. Customizations and extensions built by our customers or partners using industry standard JavaBean components can be managed by our ATG Dynamo Application Framework. The ATG Dynamo Application Framework enhances the naming, configuration and lifecycle of each component, allowing components to be added, extended, duplicated or replaced without recompilation of the rest of the system. The modularity of our component technology allows our products to be adapted to meet future business needs. In contrast, producers of non-modular products must try to anticipate and develop additional functionality at the time that they market their products.

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

RESEARCH AND DEVELOPMENT

    Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the Enabling Services group.

    Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products, which extend and enhance competitive product features. We continue to focus our efforts on developing new and innovative products, as well as integrating our products with external enterprise systems and third party application servers. Our research and development expenses were $6.3 million in 1999, $19.0 million in 2000 and $30.1 million in 2001. The systems we integrate with include relational databases, content management systems and credit card payment servers.

SALES AND MARKETING

    Our principal target markets are Global 2000 companies and leading companies using the Internet as a primary business channel. We target these potential customers through our direct sales force and through channel partners, including systems integrators and other technology partners. We currently have more than 200 systems integrators and technology partners.

    We employ one group of sales professionals who are compensated based on product and services sales made directly to end-users and through Value Added Resellers, and another group of sales professionals who are dedicated to recruiting, training and supporting the Value Added Resellers. We train and assist systems integrators in promoting, selling, deploying, extending and supporting our products. The objective of this strategy is to establish close product relationships directly with our customers and to motivate systems integrators to adopt the ATG Dynamo technology and suite of products for online and Web-based projects for their clients.

    In addition, we have initiated a strategy to co-market our products with technology partners and to sell our products through original equipment manufacturers. We intend to increase sales of our products by entering into similar relationships with additional technology partners and original equipment manufacturers.

    Our co-marketing relationships are with major systems integrators that serve the market for information system products and services. The objective of this co-marketing strategy is to motivate systems integrators to adopt the ATG Dynamo technology and suite of products on Web-based projects or their clients. We train and assist our systems integration partners to enable them to deploy, extend and support our products.

    Set forth below is a partial list of organizations with which we have selling and marketing relationships:

NORTH AMERICA
Accenture                                             Fort Point Partners
Blast Radius                                          Hewlett Packard
Cap Gemini Ernst & Young                              Interwoven
ClearCommerce                                         McFayden Consulting
Context Integration                                   PricewaterhouseCoopers
Documentum                                            Sun Microsystems
EDS                                                   Thoughtmill
                                                      TIBCO Systems

INTERNATIONAL
E-Tree                                                Materna
                                                      Quidnunc

    As of December 31, 2001, in addition to offices throughout the United States, we had sales personnel located in Australia, Canada, England, France, Germany, Italy, the Netherlands, Japan, Korea and Sweden. Our revenues from sources outside the United States were $2.2 million, or 7% of total revenue, in 1999, $37.6 million, or 23% of total revenue, in 2000, and $47.6 million, or 34% of total revenue, in 2001. During the past year, we have established relationships with new international partners and have added key international accounts. We intend to continue our international expansion by working with additional global and local partners and by creating additional local infrastructure to provide direct sales, service and marketing.

COMPETITION

    The market for online customer relationship management solutions is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We have four primary sources of competition:

    - portal software vendors such as Epicentric, SAP Portals, a subsidiary of SAP, and Plumtree;

    - Internet applications software vendors, such as BroadVision, who compete on various levels including portals, relationship management, and e-commerce;

    - application server vendors, such as BEA Systems, IBM's WebSphere products, and Microsoft; and

    - in-house development efforts by potential customers or partners.

    We believe the primary factors upon which we compete are the ability to prove return on investment, functionality, scalability, and extensibility of our products, the extent to which our products integrate with other systems, and our ability to provide quality services to assist our customers and partners.

    We believe that we have competitive advantages that differentiate our products and services from those of our competitors. Our out-of-the-box functionality and consistent architecture provide improved time-to-market, lower cost of ownership, and scalability. Our product line, built on Java standards-based technology, provides investment protection. Product functionality and advanced personalization technology drive business value for our customers such as the ability to drive revenue, improve customer loyalty, leverage mutli-channel selling, and create a single view of their constituents.

    Despite these advantages, some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to undertake more extensive promotional activities, offer more attractive pricing and purchase terms, and bundle their products in a manner that would put us at a competitive disadvantage.

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

    In addition, our software is written in the Java programming language developed by Sun Microsystems and we incorporate J2EE, Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our ATG Dynamo 5 e-Business Platform has been designed to support Sun's J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source,
(b) rewrite the technology ourselves, or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

EMPLOYEES

    As of December 31, 2001, we had a total of 634 employees. Of our employees, 146 were in research and development, 190 in sales and marketing, 201 in professional services and 97 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

                      RISK FACTORS THAT MAY AFFECT RESULTS

    This annual report contains forward-looking statements, including statements about our growth and future operating results. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions to help identify forward-looking statements.

    There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this annual report.

                         RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO SUSTAIN OR INCREASE OUR REVENUE OR PROFITABILITY ON A QUARTERLY OR ANNUAL BASIS.

    We incurred a loss in each quarter of fiscal 2001. As of December 31, 2001, we had an accumulated deficit of $170.4 million. Although our revenues have grown significantly in the past, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain these growth rates. In addition, we believe the current United States economic downturn will continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to achieve profitability on a quarterly or annual basis.

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

    Our revenues and operating results are likely to vary significantly from quarter to quarter. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors are likely to cause variations in our operating results, including:

    - fluctuating economic conditions, particularly as they affect our customers' willingness to expand information technology spending;

    - the timing of sales of our products and services;

    - the timing of customer orders and product implementations;

    - delays in introducing new products and services;

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

THE MARKET FOR INTERNET CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS IS INTENSELY COMPETITIVE, AND WE EXPECT COMPETITION TO INTENSIFY IN THE FUTURE.

    The market for Internet customer relationship management solutions is intensely competitive and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with Internet application software vendors such as Blue Martini, BroadVision and Vignette. We also compete with platform application server products and vendors such as BEA Systems, IBM's Websphere products, Microsoft, and the Netscape/Sun Microsystems Alliance, among others. In addition, we compete with portal software vendors such as Epicentric, SAP Portals, a subsidiary of SAP, and Plumtree. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that they can use to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft and the Netscape/Sun Microsystems Alliance, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO ATTRACT AND RETAIN OTHER KEY PERSONNEL.

    Our success depends largely on the skills, experience and performance of key members of our management and other key personnel. If we lose one or more of our key employees, our business could be harmed. In addition, our future success will depend in large part on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel. We may not be successful in attracting, assimilating and retaining qualified personnel in the future.

WE COULD INCUR SUBSTANTIAL COSTS PROTECTING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR DEFENDING AGAINST A CLAIM OF INFRINGEMENT.

    Our professional services often involve the development of custom software applications for specific customers. In some cases, customers retain ownership or impose restrictions on our ability to use the technologies developed from these projects. Issues relating to the ownership of software can be complicated, and disputes could arise that affect our ability to resell or reuse applications we develop for customers.

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

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent other parties from using our intellectual property without our permission. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $13.0 million had been paid as of December 31, 2001.

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

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADDRESS THE CHALLENGES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    We currently maintain offices in Australia, Canada, England, France, Germany, Korea, Japan, the Netherlands, and Sweden. We derived 34% of our total revenues from customers outside the United States for the year ending
December 31, 2001. We anticipate that revenues from customers outside the United States could account for an increased portion of our total revenues for the foreseeable future. To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets. Our operations outside North America are subject to additional risks, including:

    - changes in regulatory requirements, exchange rates, tariffs and other barriers;

    - longer payment cycles and problems in collecting accounts receivable;

    - political and economic instability;

    - difficulties in managing systems integrators and technology partners;

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

    We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new ATG Dynamo 5.5 e-Business Platform is designed to support Sun's Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use

Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE, OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

    Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping latest version of ATG Dynamo e-business Platform, version 5.5, in the third quarter of 2001. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

IF WE ACQUIRE OTHER COMPANIES OR BUSINESSES, WE WILL BE SUBJECT TO RISKS THAT COULD HURT OUR BUSINESS.

    We acquired Petronio Technology Group in May 2000 for approximately
$1.2 million and Toronto Technology Group Inc. in July 2000 for approximately $12.0 million. These acquisitions did not produce the revenues and synergies we expected. We have incurred approximately $5.3 million in restructuring charges during the year ended December 31, 2001 related to the write off of unamortized goodwill and the settlement of restricted stock in connection with these acquisitions. In addition, we have also incurred additional restructuring charges during the year ended December 31, 2001 in reducing headcount related to the Toronto Technology Group Inc. acquisition.

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

                     RISKS RELATED TO THE INTERNET INDUSTRY

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF E-COMMERCE.

    Our success will depend heavily on the continued use of the Internet for e-commerce. The current United States economic downturn has reduced demand for our products as customers and potential customers delay or cancel the implementation of customer relationship management solutions. If the market for our products and services does not continue to mature, we will be unable to execute successfully our business plan. Adoption of electronic commerce and customer relationship management, particularly by those companies that have historically relied upon traditional means of commerce, will require a broad acceptance of different methods of conducting business. Our future revenues and profits will substantially depend on the Internet being accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability.

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

    Businesses use our ATG Dynamo Personalization Server product to develop and maintain profiles to tailor the content to be provided to Web site visitors. When a visitor first arrives at a Web site, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor's identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Dynamo Personalization Server tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user's behavior on the Web site. Privacy concerns may cause visitors to resist providing the personal data or avoid Web sites tracking the Web behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

                    RISKS RELATED TO THE SECURITIES MARKETS

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

    The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $.58 per share to $126.88 per share since our initial public offering in July 1999. Fluctuations in market price and volume are particularly common among securities of Internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION.

    We currently are the subject of securities class action litigation. If a court awards damages to the plaintiffs, the total amount could exceed the limit of our existing insurance. This litigation also may divert management's attention and resources. We may be the target of similar litigation in the future if the market for our stock becomes volatile. For a further description of the pending litigation, see "Item 3. Legal Proceedings."

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT SOMEONE FROM ACQUIRING OR MERGING WITH US ON TERMS FAVORED BY A MAJORITY OF OUR INDEPENDENT STOCKHOLDERS.

    Our executive officers and directors beneficially owned approximately 18.4% of our common stock as of December 31, 2001. As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent someone from acquiring or merging with us.

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

    - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

    - authorizing anti-takeover provisions.

    In addition, we adopted a shareholder rights plan in 2001 and Delaware law may further discourage, delay or prevent someone from acquiring or merging with us.

ITEM 2. PROPERTIES

    Our principal administrative, research and development, sales, consulting, training and support facilities occupy approximately 91,000 square feet in Cambridge, Massachusetts, pursuant to leases expiring through 2007. Our west coast headquarters occupy 40,000 square feet in San Francisco, California pursuant to a lease expiring in 2011.

    In the first quarter of 2001, we entered into a lease for 117,900 square feet of expansion space in Cambridge, Massachusetts. However, due to weakening market conditions we terminated this lease on January 2, 2002.

    Our European headquarters are located in Apex Plaza, Reading UK where we lease approximately 15,600 square feet. Our Asia Pacific headquarters are located in North Sydney, Australia where we currently lease 8,600 square feet. Early in 2001, we entered into a lease for a new facility under construction that will provide 38,500 square feet in Frankfurt, Germany. This facility is expected to be available for occupancy in April 2002.

    In addition, we have offices in Australia, Canada, France, Japan, Korea, the Netherlands and Sweden.

ITEM 3. LEGAL PROCEEDINGS

    A patent infringement claim was filed by BroadVision, one of our competitors, against us on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleged that we are infringing on a patent for a method of conducting e-commerce. We settled the lawsuit in February 2000. As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent. We agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period. As of December 31, 2001, we owed $2.0 million to BroadVision, which is payable in 2002.

    On October 31, 2000, Aron Rosenberg, one of our stockholders, brought a claim on our behalf in the U.S. District Court for the District of Delaware.
Mr. Rosenberg alleges that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of our common stock after our initial public offering on July 20, 1999. Those entities acquired our common stock in connection with our Series D preferred stock that they acquired more than six months before the initial public offering.
Mr. Rosenberg claims that those entities should be deemed to have purchased our common stock when our stockholders approved an amendment to our certificate of incorporation related to our preferred stock on June 18, 1999. He also claims that those entities obtained profits of more than $70 million in connection with sales of our common stock within six months after June 18, 1999, and that those profits should be paid to us. In January 2002, the parties entered into a settlement agreement subject to the final approval of the court. The court has entered an order approving the form of settlement. If the settlement is approved, Tudor will pay $1,450,000 to us, from which we will be required to pay to plaintiff's attorneys an amount not to exceed $400,000. In return, we will release Tudor from any claims under Section 16 of the Securities Exchange Act arising from the facts and circumstances alleged in the complaint.

    The Company, and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that our company, and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California on various dates in August and September 2001. These three California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as lead plaintiffs in the consolidated action. It also appointed two law firms as co-lead counsel, and a third law firm as liaison counsel. Counsel for the plaintiffs filed a consolidated amended complaint on March 1, 2002. Our response is due April 15, 2002.

    While management believes the claims against the Company are without merit, and intends to defend the action vigorously, the litigation is in the preliminary stage.

    The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Our common stock trades on the Nasdaq National Market under the symbol "ARTG." The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

                                                               HIGH       LOW
                                                             --------   --------
Year ending December 31, 2000
  First quarter............................................  $106.50     $43.81
  Second quarter...........................................   101.94      28.63
  Third quarter............................................   126.88      76.00
  Fourth quarter...........................................    96.50      20.50

Year ending December 31, 2001
  First quarter............................................  $ 43.94     $15.86
  Second quarter...........................................    12.16       4.05
  Third quarter............................................     5.22        .65
  Fourth quarter...........................................     4.72        .58

    On March 20, 2002 the last reported sale price on the Nasdaq National Market for our common stock was $2.34 per share. On March 20, 2002, there were approximately 22,000 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below as of December 31, 2000 and 2001 and for each of the years ended December 31, 1999, 2000 and 2001 are derived from consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which are included in this annual report. The data as of December 31, 1997, 1998 and 1999 and for each of the years ended

December 31, 1997 and 1998 are derived from consolidated financial statements audited by Arthur Andersen LLP and not included in this report. Additional information regarding basic and diluted net income (loss) per share is described in note 1(e) to the consolidated financial statements included elsewhere in this report. The following data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product license...........................  $ 1,866    $ 4,059    $ 18,590   $121,525   $  76,631
  Services..................................    4,592      8,078      13,487     41,817      62,238
                                              -------    -------    --------   --------   ---------
    Total revenues..........................    6,458     12,137      32,077    163,342     138,869
                                              -------    -------    --------   --------   ---------
Cost of Revenues:
  Product license...........................       64         30       8,160      3,426       4,616
  Services..................................    3,133      5,020      10,232     34,739      45,892
                                              -------    -------    --------   --------   ---------
    Total cost of revenues..................    3,197      5,050      18,392     38,165      50,508
                                              -------    -------    --------   --------   ---------
    Gross profit............................    3,261      7,087      13,685    125,177      88,361
                                              -------    -------    --------   --------   ---------
Operating Expenses:
  Research and development..................    3,661      3,355       6,343     18,966      30,119
  Sales and marketing.......................    2,287      4,074      15,921     73,261      93,186
  General and administrative................    1,418      2,291       5,323     22,791      23,952
  Amortization of deferred compensation.....       --        107       1,127      1,273       1,280
  Restructuring.............................       --         --          --         --      76,945
                                              -------    -------    --------   --------   ---------
    Total operating expenses................    7,366      9,827      28,714    116,291     225,482
                                              -------    -------    --------   --------   ---------
Income (loss) from operations...............   (4,105)    (2,740)    (15,029)     8,886    (137,121)
  Interest and other income, net............     (123)      (111)      1,897      8,979       4,967
                                              -------    -------    --------   --------   ---------
    Net income (loss) before provision for
      income taxes..........................   (4,228)    (2,851)    (13,132)    17,865    (132,154)
Provision for income taxes..................       --         --          --      3,378      23,851
                                              -------    -------    --------   --------   ---------
    Net income (loss).......................   (4,228)    (2,851)    (13,132)    14,487    (156,005)
Accretion of Dividends,
  Discount and Offering Costs on Preferred
    Stock...................................     (214)    (1,594)     (4,395)        --          --
                                              -------    -------    --------   --------   ---------
    Net income (loss) available for common
      stockholders..........................  $(4,442)   $(4,445)   $(17,527)  $ 14,487   $(156,005)
                                              =======    =======    ========   ========   =========
Net income (loss) per share:
  Basic.....................................  $ (0.25)   $ (0.25)   $  (0.45)  $   0.22   $   (2.27)
                                              =======    =======    ========   ========   =========
  Diluted...................................  $ (0.25)   $ (0.25)   $  (0.45)  $   0.20   $   (2.27)
                                              =======    =======    ========   ========   =========
Weighted average common shares outstanding:
  Basic.....................................   17,744     17,394      38,777     66,932      68,603
                                              =======    =======    ========   ========   =========
  Diluted...................................   17,744     17,394      38,777     73,138      68,603
                                              =======    =======    ========   ========   =========

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):

                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   ---------
Cash, cash equivalents and short term
  marketable securities.....................  $   187    $ 4,093    $129,848   $126,473   $  80,306
Working capital (deficit)...................   (1,328)     3,649     117,727    122,422      54,749
Long-term marketable securities.............       --         --      19,394     17,734          --
Total assets................................    1,672      7,766     177,735    259,515     137,488
Long-term obligations, less current
  maturities................................      122        322       4,000      2,000          --
Redeemable convertible preferred stock......    3,153      8,313          --         --          --
Total stockholders' equity (deficit)........   (4,060)    (4,034)    146,385    191,973      42,909

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Item 1. Business--Risk Factors that May Affect Results" and elsewhere in this report.

    We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our ATG Dynamo products. We market and sell our products worldwide through our direct sales force, systems integrators, technology partners and original equipment manufacturers.

    We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of software licenses of our ATG Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 18% to 23% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as on-line and telephone technical support. Training is billed as services are provided.

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

    Services revenues have increased primarily due to the expansion of our service capabilities by hiring additional service personnel and the increase in the number of customers using our ATG Dynamo products. Sales of ATG Dynamo products often lead to sales of consulting services and software maintenance and support. To date, substantially all of our Dynamo customers have entered into annual software maintenance and support agreements at the time of purchase and have renewed such maintenance and support contracts in subsequent periods. We believe that growth of our product license sales depends on our ability to provide customers with support, training, consulting and implementation services and to educate systems integrators and resellers on how to use and install our products. We have invested significantly in expanding our services organization.

    We currently maintain offices in Australia, Canada, England, France, Germany, Japan, Korea, the Netherlands, Sweden, and the United States. Revenues from customers outside the United States accounted for 7% of our total revenues in 1999, 23% in 2000 and 34% in 2001. In 2001, we began entering into contracts denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. We, therefore, increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

CRITICAL ACCOUNTING POLICIES

    This management's discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, research and development costs, restructuring expenses, the impairment of long lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and require management's most difficult and subjective judgments.

REVENUE RECOGNITION

    Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of SOP 97-2 and related authoritative literature, as discussed above. Certain judgments of management, however, affect the application of this policy. Revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments, however, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

RESEARCH AND DEVELOPMENT COSTS

    We evaluate the establishment of technological feasibility of our products in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility is not established until the completion of a working model. The time period during which costs can be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that can be capitalized are not material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period incurred.

RESTRUCTURING EXPENSES

    In calculating our restructuring expenses, we made several material estimates to determine the value of certain charges. For example, we estimated the vacancy period and sublease income rate for our facility related charges. Our estimates were developed with input from real estate professionals familiar with current market conditions of the restructured facilities. However, if real estate market conditions changed unexpectedly, an adjustment to the charge would be necessary and this could effect our financial statements. Note 11 to our consolidated financial statements included in this report contains a full description of our 2001 restructuring charges.

IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

    As a result of our restructuring activities, we evaluated the realizability of our long-lived assets including fixed assets related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. We determined that $7.7 million of leasehold improvements and $2.2 million of furniture, fixtures and equipment were impaired as a result of these restructured operating leases. In addition we determined that approximately $1.4 million of purchased software was impaired due to our revised product development strategy. Lastly we wrote-off the remaining unamortized goodwill totaling approximately $4.0 million associated with two professional service acquisitions completed in fiscal year 2000.

ACCOUNTING FOR INCOME TAXES

    We record a valuation allowance against our deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of December 31, 2001, we have provided a full valuation allowance against our deferred tax assets due to the uncertainty of their realizability.

    Note 1 to our consolidated financial statements included in this report contains a full description of all our significant accounting policies.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1999       2000       2001
                                                            --------   --------   --------
Revenues:
  Product license.........................................      58%       74%         55%
  Services................................................      42        26          45
                                                              ----       ---        ----
    Total revenues........................................     100       100         100
Cost of revenues:
  Product license.........................................      25         2           3
  Services................................................      32        21          33
                                                              ----       ---        ----
    Total cost of revenues................................      57        23          36
                                                              ----       ---        ----
  Gross margin............................................      43        77          64
                                                              ----       ---        ----
Operating expenses:
  Research and development................................      20        12          22
  Sales and marketing.....................................      50        45          67
  General and administrative..............................      17        14          17
  Stock-based compensation................................       3         1           1
  Restructuring...........................................      --        --          55
                                                              ----       ---        ----
    Total operating expenses..............................      90        72         162
                                                              ----       ---        ----
Income (loss) from operations.............................     (47)        5         (98)
Interest and other income (expense), net..................       6         6           4
                                                              ----       ---        ----
Income (loss) before provision for income taxes...........     (41)       11         (94)
Provision for income taxes................................      --         2          17
                                                              ----       ---        ----
Net income (loss).........................................     (41)%       9%       (111)%
                                                              ====       ===        ====

    The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       2000       2001
                                                             --------   --------   --------
Cost of product license revenues...........................     44%         3%         6%
Cost of services revenues..................................     76         83         74

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

    REVENUES

    Total revenues decreased 15% from $163.3 million in 2000 to $138.9 million in 2001. The decrease was primarily attributable to the slowing economy and reduced information technology spending among our customer base. In the third quarter of 2001, we released ATG Dynamo 5.5 e-Business Platform Version, ATG Portal Server, ATG Enterprise Commerce Suite and ATG Consumer Commerce Suite. Revenues generated from international customers increased to $47.6 million, or 347% of total revenues, in 2001 from $37.6 million, or 23% of total revenues, in 2000. We expect total revenues to remain flat in 2002 and the trend of international revenues as a percentage of total revenues to be consistent with 2001.

    Total revenues increased 409% from $32.1 million in 1999 to $163.3 million in 2000. The increase was primarily attributable to market acceptance of our ATG Dynamo suite of products as we continued to cultivate relationships with systems integrators and train our partner channels to support our products. Additionally, global expansion and the release of our ATG Dynamo 5 products in September 2000, contributed to our 2000 revenue growth. Revenues generated from international customers increased to $37.6 million in 2000 from $2.2 million in 1999.

    No individual customer accounted for more than 10% of total revenues in 2001, 2000, or 1999.

    PRODUCT LICENSE REVENUES

    Product license revenues decreased 37% to $76.6 million in 2001 from $121.5 million in 2000. The decrease was primarily attributable to the slowing economy and reduced information technology spending among our customer base. Product license revenues generated from international customers decreased slightly to $26.4 million in 2001 from $27.1 million in 2000. We expect product license revenues to remain flat in 2002.

    Product license revenues increased 553% to $121.5 million in 2000 from $18.6 million in 1999. The increase was primarily attributable to the rapid growth in our partner channel, as well as increased sales to larger enterprises and international customers. Product license revenues generated from international customers increased to $27.1 million in 2000 from $1.2 million in 1999. We also experienced an increase in the number of individual license arrangements under which the initial license fee was in excess of $1 million. Additionally, the 2000 increase was attributable to the market acceptance of ATG Dynamo 5, which was released in September 2000.

    Product license revenues as a percentage of total revenues for the years ended December 31, 2001, 2000 and 1999 were 55%, 74% and 58%, respectively. We expect this percentage in 2002 to be consistent with 2001.

    SERVICES REVENUES

    Services revenues increased 49% to $62.2 million in 2001 from $41.8 million in 2000. Professional services revenues increased 27% to $24.0 million in 2001 from $18.9 million in 2000. The increase in professional services revenues was primarily attributable to growth in our services customer base and an increase in the resources of our professional services staff. Software maintenance and support revenues increased 97% to $32.9 million in 2001 from $16.7 million in 2000. The increase in software maintenance and support revenues was the result of product sales and support renewals resulting from an expanded installed customer base. Training revenues decreased 18% to $5.1 million in 2001 from $6.2 million in 2000. The decrease in training revenues was primarily attributable to the slowing of the economy and reduced information technology spending among our customer base. We expect services revenues to remain at the same level in 2002.

    Services revenues increased 210% from $13.5 million in 1999 to $41.8 million in 2000. Professional services revenues increased 95% from $9.7 million in 1999 to $18.9 million in 2000. The increase in professional services revenues was primarily attributable to the continued growth of our customer base and an increase in resources in our professional services group including the acquisition of The Toronto Technology Group, Inc. Software maintenance and support revenues increased 496% from $2.8 million in 1999 to $16.7 million in 2000. The increase in software maintenance and support revenues was the result of continued increases in product revenues that generate software maintenance and support revenues and increases in software maintenance and support renewals. Training revenues increased 463% from $1.1 million in 1999 to $6.2 million in 2000. The increase in training revenues was primarily attributable to our extended training program offerings. Additionally, our acquisition of Petronio Technology Group in May 2000 provided us with additional Java, J2EE and XML courseware, as well as strengthened our training capabilities with the addition of seasoned trainers and curriculum developers.

    Services revenues as a percentage of total revenues for the years ended December 31, 2001, 2000, and 1999 were 45%, 26% and 42%, respectively. We expect this percentage to remain constant at about 45% in 2002.

    COST OF PRODUCT LICENSE REVENUES

    Cost of product license revenues increased 35% to $4.6 million in 2001 from $3.4 million in 2000. This increase primarily related to increased compensation and benefit costs associated with sustaining engineering activities. In
February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues. For 2001, approximately half of our cost of product license revenues related to the BroadVision settlement. We will pay BroadVision an additional $500,000 per quarter through the fourth quarter of 2002.

    Cost of product license revenues decreased to $3.4 million in 2000 from $8.2 million in 1999. For the year ended December 31, 2000, approximately
$2.3 million related to the BroadVision settlement, which was included in cost of product license revenues. We paid BroadVision $750,000 per quarter in 2000. Cost of product license revenues also includes costs associated with supporting the current release of the ATG Dynamo suite of products.

    For 2001, 2000 and 1999, cost of product license revenues as a percentage of total revenues were 3%, 2% and 25%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, will remain flat in 2002.

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

    Cost of services revenues increased 32% to $45.9 million in 2001 from $34.7 million in 2000. Approximately 50% of the increase was related to compensation and benefit costs attributable to continued growth in our professional services group resources. Facility and other allocated fixed costs such as rent, depreciation, and telecommunication costs increased by approximately 60%. Travel, entertainment and recruiting costs decreased by approximately 10%.

    Cost of services revenues increased 240% to $34.7 million in 2000 from $10.2 million in 1999. The increase was attributable to growth in our professional services group resources. Approximately 61% of the increase was related to compensation and benefit costs. Approximately 39% of the increase was due to travel, recruiting, hiring and training.

    For 2001, 2000 and 1999, cost of services revenues as a percentage of total revenues were 33%, 21% and 32%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, will decline in 2002.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

    Research and development expenses increased 58% to $30.1 million in 2001 from $19.0 million in 2000. The increase was primarily due to the research and development expenses associated with our ATG Dynamo 5.5 products and our ATG Portals server which we began shipping in the third quarter of 2001. Approximately 50% of the increase was attributable to compensation and benefits.

    Approximately 10% of the increase was attributable to professional service costs. The remaining 40% increase related primarily to facility and other allocated fixed costs such as rent, depreciation, and telecommunication costs. In 2002, we expect our research and development costs to decline over 2001.

    Research and development expenses increased 202% to $19.0 million in 2000 from $6.3 million in 1999. The increase was primarily due to the research and development expenses associated with our Dynamo 5 e-Business Platform, which we announced in July 2000 and began shipping in September 2000. Approximately 73% of the increase was related to compensation and benefit costs. Costs also increased for travel, recruiting, hiring and training.

    For 2001, 2000 and 1999, research and development expenses as a percentage of total revenues were 22%, 12% and 20%, respectively. Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will decline in 2002.

    SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

    Sales and marketing expenses increased 27% to $93.2 million in 2001 from $73.3 million in 2000. Approximately half of the increase was due to increased compensation and benefit costs, and the remaining 50% of the increase was related to increased facilities and other allocated fixed costs such as rent, depreciation and telecommunication. Due to the recent cost reduction initiatives, we expect sales and marketing expenses to decline in 2002.

    Sales and marketing expenses increased 361% to $73.3 million in 2000 from $15.9 million in 1999. The increase was associated primarily with international sales and marketing expansion, global hiring, advertising efforts, branding and increased commissions. Approximately 47% of the increase was related to compensation and benefit costs, and 28% of the increase was related to marketing and promotional expenses. Additionally, costs increased due to travel, recruiting, hiring and training.

    For 2001, 2000 and 1999, sales and marketing expenses as a percentage of total revenues were 67%, 45% and 50%, respectively. We expect that sales and marketing expenses will decease as a percentage of total revenues to reflect projected revenue levels for 2002 and subsequent years. However sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue growth.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

    General and administrative expenses increased 5% to $24.0 million in 2001 from $22.8 million in 2000. The increase was primarily related to compensation and benefit costs. Due to recent cost reduction activities we expect general and administrative expenses to decline in 2002.

    General and administrative expenses increased 330% to $22.8 million in 2000 from $5.3 million in 1999. Approximately 48% of the increase was related to increases in personnel and related expenses, driven by expansion both domestically and internationally. Approximately 13% of the increase was related to an increase in consultant expenses. Additionally, a portion of the increase was due to recording additional allowances for doubtful accounts as a result of the increases in revenues and the potential for a slowdown in the economy.

    For 2001, 2000 and 1999, general and administrative expenses as a percentage of total revenues were 17%, 14% and 17%, respectively. Due to cost reduction initiatives we anticipate that general and administrative expenses will decrease as a percentage of total revenues in 2002.

    STOCK-BASED COMPENSATION

    Since the fourth quarter of 1998, we have recorded total deferred stock-based compensation of $4.9 million in connection with stock option grants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of these grants. Additionally, in July 2000, we recorded deferred stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of the Toronto Technology Group, Inc. The number of these stock options has been reduced, due to the recipients of these grants terminating their employment with us. We are amortizing these amounts over the vesting periods of the applicable options.

    Stock-based compensation expense remained consistent at $1.3 million in 2000 and 2001. We expect stock-based compensation expense to decrease to approximately $550,000 in 2002 as a result of the restructuring that took place in 2001.

    Stock-based compensation expense increased 18% to $1.3 million in 2000 from $1.1 million in 1999. This increase was due to the timing of our recording of stock-based compensation and the options acquired in connection with the acquisition of The Toronto Technology Group, Inc.

    RESTRUCTURING EXPENSES

    We undertook plans to restructure our operations during 2001, as a result of a global slowdown in information technology spending. Actions we have taken include: consolidation of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that have no future benefit. In the second quarter, we recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, we recorded a restructuring charge of $32.7 million. Total restructuring charges for the year were $76.9 million.

    The significant components of the restructuring charge (in thousands):

                                           RESTRUCTURING CHARGES                                ACCRUED
                                --------------------------------------------                 RESTRUCTURING
                                QUARTER ENDED   QUARTER ENDED    YEAR ENDED                      AS OF
                                  JUNE 30,      DECEMBER 31,    DECEMBER 31,   PAYMENTS OR   DECEMBER 31,
                                    2001            2001            2001       WRITE OFFS        2001
                                -------------   -------------   ------------   -----------   -------------
Facilities-related costs......     $38,100         $22,818         $60,918       $16,208        $44,710
Employee severance, benefits
  and related costs...........       4,757           3,181           7,938         6,748          1,190
Asset impairments.............         212           5,358           5,570         5,570             --
Exchangeable share
  settlement..................          --           1,263           1,263         1,263             --
Marketing costs...............         851              --             851           851             --
Legal and accounting costs....         315              90             405           232            173
                                   -------         -------         -------       -------        -------
Total.........................     $44,235         $32,710         $76,945       $30,872        $46,073
                                   =======         =======         =======       =======        =======

    The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which are no longer required as a result of a reduction in personnel. In determining the facilities-related costs, we estimated the vacancy period and sublease income. A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge. The net change in estimate was an additional charge of $1.5 million in the fourth quarter. Of the $1.5 million charge, a credit of $8.2 million was realized due to the buy out of a lease in the second quarter. We agreed to pay $9.3 million ratably over 4.5 years in relation to the buyout. This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis, in decreased sublease rates and increased vacancy periods for two leases provided for in the second quarter expense. A component of the $60.9 million facility-related restructuring costs, relates to the write-off of the abandoned net book value of leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. These fixed assets were directly related to the restructured excess office facilities.

    The employee severance cost component of the restructuring charge was related to reductions in personnel. As part of the restructuring, the employment of 530 employees, or 46% of our workforce, was terminated. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 11% from research and development.

    The asset impairment-related costs included the write-off of the remaining unamortized goodwill totaling approximately $4.0 million was related to the two professional service acquisitions completed in 2000. In addition we determined that approximately $1.4 million of purchased software was deemed impaired due to our revised product development strategy.

    We settled 11,762 exchangeable shares with a certain employee. Upon settlement, we recorded $1.3 million as a charge to restructuring.

    At December 31, 2001, we had an accrued restructuring liability of $46.1 million, of which $32.7 million was long term. The majority of the remaining liability is comprised of facility-related costs.

    INTEREST AND OTHER INCOME, NET

    Interest income decreased 45% to $5.0 million in 2001 from $9.0 million in 2000. The decrease was primarily due to a decrease in our average cash and marketable securities balances in 2001 as compared to 2000, coupled with lower earned interest rates.

    Interest income increased 350% to $9.0 million in 2000 from $2.0 million in 1999. The increase was primarily the result of two public offerings completed in July 1999 and November 1999, from which we received net proceeds of approximately $153.3 million. These proceeds were invested primarily in cash, cash equivalents and marketable securities. Additionally, the positive cash flow from operations also contributed to the increase in interest income.

    Interest expense decreased to zero in 2000 from $121,000 in 1999. The decrease was related to the repayment of outstanding indebtedness in 1999 with the proceeds from our initial public offering.

    PROVISION FOR INCOME TAXES

    We incurred net operating losses for four quarters in 2001. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance. The provision recorded for the year ended December 31, 2001 represents this valuation allowance and foreign taxes attributable to our foreign sales affiliates.

LIQUIDITY AND CAPITAL RESOURCES

    Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, commercial credit facilities and capital leases. In 2001, we also funded our cash requirements in part from operations. At February 28, 2002, we had $48.4 million in cash and cash equivalents and $27.7 million in marketable securities.

    Cash used by operating activities was $54.6 million in 2001. This consisted of operating losses of $156.0 million, offset by a reduction in accounts receivable of $21.9 million, accrued restructuring of $46.1 million, deferred income taxes of $23.9 million, depreciation and amortization of $9.4 million, and by other operating sources of funds of $197,000. Cash provided by operating activities was $18.3 million in 2000. This consisted of operating income of $14.5 million and changes in working capital including cash provided by increases in accrued expenses of $24.7 million and deferred revenue of $14.4 million offset by cash used to fund an increase in accounts receivable of $39.9 million.

    Our investing activities for 2001 consisted primarily of capital expenditures of $12.6 million, offset by net sales of marketable securities of $76.9 million and a reduction in other assets of $2.8 million. Our investing activities for 2000 consisted primarily of capital expenditures of $21.7 million, net purchases of marketable securities of $66.4 million and $5.8 million used to acquire the Toronto Technology Group, Inc. and Petronio Technology Group. To support growth in headcount and global expansion, assets acquired in both 2000 and 2001 consisted principally of leasehold improvements, computer hardware and software. We expect that capital expenditures will total approximately $2.0 million over the next twelve months.

    Through December 2001, we had a revolving line of credit with a bank, under which we could borrow up to $12.5 million or 80% of eligible accounts receivable. Borrowings bore interest at the bank's prime rate, 4.75% at December 31, 2001. The revolving line of credit was collateralized by substantially all our assets. Effective July 23, 2001, we modified the terms of the line of credit with the bank to eliminate all financial covenants. As part of the modification, we agreed to provide 100% cash collateral for all our outstanding letters of credit, which totaled $16.8 million as of December 31, 2001. This collateral is related to our operating lease obligations. The revolving line of credit expired in December 2001. We are currently in negotiations for a new $15.0 million covenant-based revolving line of credit.

    In September 2000, we entered into a non-recourse receivables purchase agreement with a bank, under which we could sell up to $10.0 million of our accounts receivable to the bank. Under the terms of the receivables purchase agreement; we sold certain accounts receivable, subject to acceptance by the bank, on a non-recourse basis. Upon purchase, the bank assumed the risk of collection for the acquired accounts receivable except in the event we violated the terms of the receivables purchase agreement or the customer asserted a discount, allowance, warranty claim or right of return. The accounts receivable were sold at a discount to reflect a minimum of 45 days and a maximum of 135 days at the bank's prime rate plus 1%. During the year ended December 31, 2000, we sold $9.6 million of accounts receivable to the bank under this agreement. As of February 28, 2001, all of these receivables had been collected. For the year ended December 31, 2000, we incurred approximately $166,000 in expenses related to this transaction. This agreement expired in September 2001 and was not renewed.

    Net cash provided by financing activities was $0.7 million in 2001, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by payments on long-term obligations to BroadVision. Net cash provided by financing activities was $3.6 million in 2000, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by payments on long-term obligations to BroadVision.

    We lease our facilities under operating leases that expire between 2003 and 2011. The aggregate minimum annual rental payment under these leases is $104.8 million, which includes approximately $16.7 million payable in 2002. Of the $104.8 million, $65.1 million is included in restructuring and is offset by approximately $20.4 million in expected sublease income. For additional information relating to our commercial and contractual commitments, see notes 7 and 11 to our consolidated financial statements included in this report.

CONTRACTUAL OBLIGATIONS

    At December 31, 2001, our contractual cash obligations were as follows (in thousands):

                                                               PAYMENTS DUE BY PERIOD
                                              --------------------------------------------------------
                                                         LESS THAN 1                 4-5      AFTER 5
CONTRACTUAL OBLIGATIONS                        TOTAL        YEAR       1-3 YEARS    YEARS      YEARS
-----------------------                       --------   -----------   ---------   --------   --------
Lease Commitments...........................  $104,804     $16,749      $31,655    $29,629    $26,771
BroadVision Settlement......................  $  2,000     $ 2,000      $    --    $    --    $    --

    We believe that our existing financial resources, together with cash generated by our operations, will be able to meet our cash requirements for at least the next twelve months. However, our actual cash requirements will depend on many factors, including particularly overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 141, BUSINESS COMBINATIONS requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have a material impact on our consolidated financial statements.

    Under SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. We must adopt SFAS No. 142 on January 1, 2002. We do not anticipate that the adoption of SFAS No. 142 will have a material impact on our financial statements.

    SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, but retains SFAS No. 121's fundamental provisions for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No.144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF A DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of but retains APB
No. 30's requirement to report discontinued operations separately from continuing disposing operations and extends that reporting period to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our financial statements.

    In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out of pocket expenses incurred should be characterized as revenue in the statement of operations. We historically have accounted for reimbursements received and reimbursement of these expenses to employees as off-setting expenses to costs of revenues. We will adopt Topic No. D-103 in the financial reporting periods beginning after December 31, 2001 and comparative financial statements for the periods will be reclassified to comply with the guidance in Topic No. D-103.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The impact of fluctuations in the relative value of other currencies was not material for each of the three years ended
December 31, 2001. We do not use derivative financial instruments for investment purposes and only invest in financial investments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Art Technology Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art Technology Group, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 22, 2002

                           ART TECHNOLOGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE INFORMATION)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 53,255   $ 66,250
  Marketable securities.....................................    73,218     14,057
  Accounts receivable, net of reserves of approximately
    $2,655 and $3,539 at December 31, 2000 and 2001,
    respectively............................................    52,440     30,532
  Unbilled services.........................................     1,273        274
  Prepaid expenses and other current assets.................     4,222      5,541
  Deferred tax assets.......................................     3,556         --
                                                              --------   --------
    Total current assets....................................   187,964    116,654
                                                              --------   --------
Property and Equipment, Net.................................    23,492     16,171
Long-Term Marketable Securities.............................    17,734         --
Other Assets................................................    13,246      4,663
Deferred Tax Assets, net of current portion.................    17,079         --
                                                              --------   --------
                                                              $259,515   $137,488
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations...............  $  2,000   $  2,000
  Accounts payable..........................................    11,375      4,160
  Accrued expenses..........................................    29,402     24,718
  Deferred revenue..........................................    22,765     17,628
  Accrued restructuring, short-term.........................        --     13,398
                                                              --------   --------
    Total current liabilities...............................    65,542     61,904
                                                              --------   --------
Long-Term Obligations, Less Current Maturities..............     2,000         --
                                                              --------   --------
Accrued Restructuring, less current portion.................        --     32,675
                                                              --------   --------
Commitments and Contingencies (Note 3 and 7)
Stockholders' Equity:
  Preferred stock, $0.01 par value
    Authorized--10,000,000 shares
    Issued and outstanding--no shares.......................        --         --
  Common stock, $0.01 par value
    Authorized--500,000,000 shares
    Issued and outstanding--67,894,357 shares and 68,982,030
    shares at December 31, 2000 and 2001, respectively......       679        689
  Additional paid-in capital................................   209,338    214,597
  Deferred compensation.....................................    (3,670)    (1,558)
  Accumulated deficit.......................................   (14,374)  (170,379)
  Accumulated other comprehensive loss......................        --       (440)
                                                              --------   --------
    Total stockholders' equity..............................   191,973     42,909
                                                              --------   --------
                                                              $259,515   $137,488
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE INFORMATION)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       2000        2001
                                                              --------   ---------   ---------
Revenues:
  Product license...........................................  $ 18,590   $ 121,525   $  76,631
  Services..................................................    13,487      41,817      62,238
                                                              --------   ---------   ---------
    Total revenues..........................................    32,077     163,342     138,869
                                                              --------   ---------   ---------
Cost of Revenues:
  Product license...........................................     8,160       3,426       4,616
  Services..................................................    10,232      34,739      45,892
                                                              --------   ---------   ---------
    Total cost of revenues..................................    18,392      38,165      50,508
                                                              --------   ---------   ---------
    Gross profit............................................    13,685     125,177      88,361
                                                              --------   ---------   ---------
Operating Expenses:
  Research and development..................................     6,343      18,966      30,119
  Sales and marketing.......................................    15,921      73,261      93,186
  General and administrative................................     5,323      22,791      23,952
  Stock-based compensation..................................     1,127       1,273       1,280
  Restructuring.............................................        --          --      76,945
                                                              --------   ---------   ---------
    Total operating expenses................................    28,714     116,291     225,482
                                                              --------   ---------   ---------
    Income (loss) from operations...........................   (15,029)      8,886    (137,121)
Interest and other Income, net..............................     1,897       8,979       4,967
                                                              --------   ---------   ---------
  Income (loss) before provision for income taxes...........   (13,132)     17,865    (132,154)
Provision for Income Taxes..................................        --       3,378      23,851
                                                              --------   ---------   ---------
  Net income (loss).........................................   (13,132)     14,487    (156,005)
Accretion of Dividends, Discount and Offering Costs on
  Preferred Stock...........................................    (4,395)         --          --
                                                              --------   ---------   ---------
  Net income (loss) available for common stockholders.......  $(17,527)  $  14,487   $(156,005)
                                                              ========   =========   =========
Net Income (Loss) Per Share:
  Basic.....................................................  $  (0.45)  $    0.22   $   (2.27)
                                                              ========   =========   =========
  Diluted...................................................  $  (0.45)  $    0.20   $   (2.27)
                                                              ========   =========   =========
Weighted Average Common Shares Outstanding:
  Basic.....................................................    38,777      66,932      68,603
                                                              ========   =========   =========
  Diluted...................................................    38,777      73,138      68,603
                                                              ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                 INCOME (LOSS)
             (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE INFORMATION)

                                             SERIES A&C
                                             CONVERTIBLE
                                           PREFERRED STOCK           COMMON STOCK
                                        ---------------------   ----------------------   ADDITIONAL
                                          NUMBER     CARRYING     NUMBER     $0.01 PAR    PAID-IN       DEFERRED      ACCUMULATED
                                        OF SHARES     VALUE     OF SHARES      VALUE      CAPITAL     COMPENSATION      DEFICIT
                                        ----------   --------   ----------   ---------   ----------   -------------   ------------
Balance, December 31, 1998............  2,756,789    $ 2,861    18,256,110     $183       $  5,948       $(1,692)       $(11,334)
Accretion of Series B and Series D
  redeemable convertible preferred
  stock redemption value..............         --         --            --       --             --            --          (2,576)
Exercise of stock options.............         --         --     1,956,820       20            815            --              --
Exercise of warrant...................         --         --       314,476        3             (3)           --              --
Deferred compensation related to stock
  option grants.......................         --         --            --       --          3,063        (3,063)             --
Amortization of deferred
  compensation........................         --         --            --       --             --         1,127              --
Conversion of preferred stock into
  common stock........................  (2,756,789)   (2,861)   31,419,278      314         13,436            --              --
Common stock issued to the holders of
  Series C convertible preferred stock
  and Series D redeemable convertible
  preferred stock in lieu of special
  payments (Note 5)...................         --         --       242,500        2          1,817            --          (1,819)
Initial and follow-on public offerings
  of common stock.....................         --         --    13,361,840      134        153,142            --              --
Comprehensive Loss:
Net loss..............................         --         --            --       --             --            --         (13,132)
Comprehensive loss for year ended
  December 31, 1999...................         --         --            --       --             --            --              --
                                        ----------   -------    ----------     ----       --------       -------        --------
Balance, December 31, 1999............         --         --    65,551,024      656        178,218        (3,628)        (28,861)
Exercise of stock options including
  $23,057 related to the income tax
  benefit of disqualifying
  dispositions........................         --         --     2,164,234       21         27,705            --              --
Issuance of common stock in connection
  with Employee stock purchase plan...         --         --       179,099        2          1,881            --              --
Shares and options issued in
  connection with the acquisition of
  Toronto Technology Group, Inc.
  (Note 6)............................         --         --            --       --          2,238        (2,019)             --
Amortization of deferred
  compensation........................         --         --            --       --             --         1,273              --
Reversal of deferred compensation.....         --         --            --       --           (704)          704              --
Comprehensive Income:
Net income............................         --         --            --       --             --            --          14,487
Comprehensive income for year ended
  December 31, 2000...................         --         --            --       --             --            --              --
                                        ----------   -------    ----------     ----       --------       -------        --------
Balance, December 31, 2000............         --         --    67,894,357      679        209,338        (3,670)        (14,374)


                                         ACCUMULATED         TOTAL
                                            OTHER        STOCKHOLDERS'
                                        COMPREHENSIVE       EQUITY       COMPREHENSIVE
                                             LOSS          (DEFICIT)     INCOME (LOSS)
                                        --------------   -------------   --------------
Balance, December 31, 1998............       $ --          $ (4,034)
Accretion of Series B and Series D
  redeemable convertible preferred
  stock redemption value..............         --            (2,576)
Exercise of stock options.............         --               835
Exercise of warrant...................         --
Deferred compensation related to stock
  option grants.......................         --                --
Amortization of deferred
  compensation........................         --             1,127
Conversion of preferred stock into
  common stock........................         --            10,889
Common stock issued to the holders of
  Series C convertible preferred stock
  and Series D redeemable convertible
  preferred stock in lieu of special
  payments (Note 5)...................         --                --
Initial and follow-on public offerings
  of common stock.....................         --           153,276
Comprehensive Loss:
Net loss..............................         --           (13,132)        $(13,132)
                                                                            --------
Comprehensive loss for year ended
  December 31, 1999...................         --                --         $(13,132)
                                             ----          --------         ========
Balance, December 31, 1999............         --           146,385
Exercise of stock options including
  $23,057 related to the income tax
  benefit of disqualifying
  dispositions........................         --            27,726
Issuance of common stock in connection
  with Employee stock purchase plan...         --             1,883
Shares and options issued in
  connection with the acquisition of
  Toronto Technology Group, Inc.
  (Note 6)............................         --               219
Amortization of deferred
  compensation........................         --             1,273
Reversal of deferred compensation.....         --                --
Comprehensive Income:
Net income............................         --            14,487         $ 14,487
                                                                            --------
Comprehensive income for year ended
  December 31, 2000...................         --                --         $ 14,487
                                             ----          --------         ========
Balance, December 31, 2000............         --           191,973

                           ART TECHNOLOGY GROUP, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                           INCOME (LOSS) (CONTINUED)
             (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE INFORMATION)

                                            SERIES A&C
                                            CONVERTIBLE
                                          PREFERRED STOCK           COMMON STOCK
                                       ---------------------   -----------------------   ADDITIONAL
                                        NUMBER     CARRYING      NUMBER      $0.01 PAR    PAID-IN       DEFERRED      ACCUMULATED
                                       OF SHARES     VALUE      OF SHARES      VALUE      CAPITAL     COMPENSATION      DEFICIT
                                       ---------   ---------   -----------   ---------   ----------   -------------   ------------
Exercise of stock options............        --         --         937,220        9          1,162            --              --
Issuance of common stock in
  connection with Employee stock
  purchase plan......................        --         --         131,708        1          1,534            --              --
Shares and options issued in
  connection with the acquisition of
  Toronto Technology Group, Inc......        --         --          18,745       --          2,132            --              --
Settlement of exchangeable shares....        --         --              --       --          1,263            --              --
Amortization of deferred
  compensation.......................        --         --              --       --             --         1,280              --
Reversal of deferred compensation....        --         --              --       --           (832)          832              --
Comprehensive Loss:
Net loss.............................        --         --              --       --             --            --        (156,005)
Foreign currency translation
  adjustments........................        --         --              --       --             --            --              --
Comprehensive loss for year ended
  December 31, 2001..................        --         --              --       --             --            --              --
                                       ---------   ---------   -----------     ----       --------       -------       ---------
Balance, December 31, 2001...........        --    $    --      68,982,030     $689       $214,597       $(1,558)      $(170,379)
                                       =========   =========   ===========     ====       ========       =======       =========


                                        ACCUMULATED         TOTAL
                                           OTHER        STOCKHOLDERS'
                                       COMPREHENSIVE       EQUITY       COMPREHENSIVE
                                            LOSS          (DEFICIT)     INCOME (LOSS)
                                       --------------   -------------   --------------
Exercise of stock options............         --              1,171
Issuance of common stock in
  connection with Employee stock
  purchase plan......................         --              1,535
Shares and options issued in
  connection with the acquisition of
  Toronto Technology Group, Inc......         --              2,132
Settlement of exchangeable shares....         --              1,263
Amortization of deferred
  compensation.......................         --              1,280
Reversal of deferred compensation....         --                 --
Comprehensive Loss:
Net loss.............................         --           (156,005)      $(156,005)
Foreign currency translation
  adjustments........................       (440)              (440)           (440)
                                                                          ---------
Comprehensive loss for year ended
  December 31, 2001..................         --                 --       $(156,445)
                                           -----          ---------       =========
Balance, December 31, 2001...........      $(440)         $  42,909
                                           =====          =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000       2001
                                                              --------   --------   ---------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $(13,132)  $ 14,487   $(156,005)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities--
    Stock-based compensation................................     1,127      1,273       1,280
    Noncash interest expense related to issuance of
     warrants...............................................        40         --          --
    Depreciation and amortization...........................       836      3,629       9,414
    Noncash restructuring charge............................                           16,733
    Tax benefit from the exercise of stock options..........        --     23,057          --
    Loss on disposal of fixed assets, net...................       120         27         801
  Changes in operating assets and liabilities--
    Accounts receivable, net................................   (10,221)   (39,901)     21,907
    Unbilled services.......................................      (491)      (491)        998
    Prepaid expenses and other current assets...............    (1,795)    (2,314)     (1,318)
    Deferred tax assets.....................................        --    (20,635)     23,851
    Accounts payable........................................    10,564         90      (7,417)
    Accrued expenses........................................     3,508     24,674      (2,358)
    Deferred revenue........................................     7,459     14,428      (5,136)
    Accrued restructuring...................................        --         --      42,689
                                                              --------   --------   ---------
      Net cash provided by (used in) operating activities...    (1,985)    18,324     (54,561)
                                                              --------   --------   ---------
Cash Flows from Investing Activities:
  (Purchases) Sale of marketable securities, net............   (24,531)   (66,421)     76,895
  Purchases of property and equipment.......................    (5,579)   (21,683)    (12,616)
  Acquisition of Petronio Technology Group, Inc.............        --       (600)         --
  Acquisition of The Toronto Technology Group, Inc..........        --     (5,191)         --
  (Increase) decrease in other assets.......................      (690)       563       2,789
                                                              --------   --------   ---------
    Net cash provided by (used in) investing activities.....   (30,800)   (93,332)     67,068
                                                              --------   --------   ---------
Cash Flows from Financing Activities:
  Proceeds from exercise of stock options...................       835      4,669       1,171
  Proceeds from employee stock purchase plan................        --      1,883       1,535
  Payments on long-term obligations.........................        --     (3,000)     (2,000)
  Net proceeds from initial and follow-on public offerings
    of common stock.........................................   153,276         --          --
  Payments on term loan to a bank...........................      (319)        --          --
  Payments on capital lease obligations.....................      (189)        --          --
  Payments on equipment line of credit......................      (200)        --          --
                                                              --------   --------   ---------
    Net cash provided by financing activities...............   153,403      3,552         706
                                                              --------   --------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents........   120,618    (71,456)     13,213
Effects of Foreign Exchange Rate Changes On Cash and Cash
  Equivalents...............................................        --         --        (218)
Cash and Cash Equivalents, Beginning of Period..............     4,093    124,711      53,255
                                                              --------   --------   ---------
Cash and Cash Equivalents, End of Period....................  $124,711   $ 53,255   $  66,250
                                                              ========   ========   =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest..................  $     87   $     --   $     135
                                                              ========   ========   =========
  Cash paid during the period for income taxes..............  $     --   $    175   $     330
                                                              ========   ========   =========
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
  Accretion of dividends, discounts and special payments on
    Series B, Series C, and Series D convertible preferred
    stock...................................................  $  4,395   $     --   $      --
                                                              ========   ========   =========
  Conversion of preferred stock into common stock...........  $ 13,750   $     --   $      --
                                                              ========   ========   =========
  Value ascribed to options issued in connection with the
    acquisition of The Toronto Technology Group Inc.........  $     --   $  2,238   $      --
                                                              ========   ========   =========
  Reversal of deferred compensation.........................  $     --   $    704   $     832
                                                              ========   ========   =========
  Income tax effect of disqualifying dispositions...........  $     --   $ 23,057   $      --
                                                              ========   ========   =========
In connection with the acquisition of The Toronto Technology
  Group Inc., the following transaction occurred:
  Fair value of tangible assets acquired....................  $     --   $    699   $      --
  Intangible assets acquired................................        --      5,124          --
  Liabilities assumed.......................................        --       (632)         --
                                                              --------   --------   ---------
  Cash paid for acquisition including acquisition costs.....  $     --   $  5,191   $      --
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ART TECHNOLOGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

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

(1)  ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
    ATG recognizes revenue in accordance with Statement of Position (SOP)
No. 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG's list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time-and-materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Unbilled services represent service revenues that have been earned by ATG in advance of billings. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily consists of advance payments related to support and maintenance and service agreements.

    (e) Net Income (Loss) Per Share

    Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares including those from exercise of stock options and warrants using the treasury stock method, if dilutive. The following table sets forth basic and diluted net income (loss) per share computational data for the years ended December 31, 1999, 2000 and 2001 (in thousands, except per-share amounts):

                                                                1999       2000       2001
                                                              --------   --------   ---------
Net income (loss) available for common stockholders.........  $(17,527)  $14,487    $(156,005)
                                                              ========   =======    =========
Weighted average common shares outstanding used in computing
  basic net income (loss) per share.........................    38,777    66,932       68,603
Weighted average common equivalent shares outstanding:
Employee common stock options (1)(2)........................        --     6,206           --
                                                              --------   -------    ---------
Total weighted average common and common equivalent shares
  outstanding used in computing diluted net income (loss)
  per share.................................................    38,777    73,138       68,603
                                                              ========   =======    =========
Basic net income (loss) per share...........................  $  (0.45)  $  0.22    $   (2.27)
                                                              ========   =======    =========
Diluted net income (loss) per share.........................  $  (0.45)  $  0.20    $   (2.27)
                                                              ========   =======    =========

--------------------------

(1) Options and warrants to purchase a total of 8,348,000 and 13,038,000 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 1999 and 2001, respectively, as the effect of their inclusion would have been antidilutive.

(2) Options to purchase a total of 3,902,173 weighted shares of common stock outstanding for the year ended December 31, 2000 were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during the periods, as the effect of their inclusion would have been antidilutive.

(1)  ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
    (f) Cash, Cash Equivalents and Marketable Securities

    ATG accounts for investments in marketable securities under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS
No. 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of less than 90 days. Marketable securities are investment grade debt securities with original maturities of greater than 90 days. At December 31, 2000 and 2001, all of ATG's marketable securities were held in commercial paper and corporate bonds and were classified as held-to-maturity. The average maturity of ATG's marketable securities is approximately 11.4 months and 4.3 months at December 31, 2000 and 2001, respectively. At December 31, 2000 and 2001, the difference between the amortized cost and market value of ATG's marketable securities was approximately $181,000 and $163,000, respectively. At
December 31, 2000 and 2001, ATG's cash, cash equivalents and marketable securities consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash and cash equivalents --
  Cash......................................................  $ 4,880    $27,275
  Money market accounts.....................................   35,314     38,975
  Corporate securities......................................   13,061         --
                                                              -------    -------
    Total cash and cash equivalents.........................  $53,255    $66,250
                                                              =======    =======
Marketable securities --
  Corporate debt securities.................................  $90,952    $14,057
                                                              -------    -------
    Total marketable securities.............................  $90,952    $14,057
                                                              =======    =======

    (g) Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG provides for depreciation and amortization using the straight-line method and it charges to operations the amounts estimated to allocate the cost of the assets over their estimated useful lives.

    Property and equipment at December 31, 2000 and 2001, consisted of the following:

                                                                                   DECEMBER 31,
                                                                ESTIMATED       -------------------
ASSET CLASSIFICATION                                           USEFUL LIFE        2000       2001
--------------------                                       -------------------  --------   --------
                                                                                  (IN THOUSANDS)
Computer equipment.......................................        3 years        $ 9,786    $13,210
                                                            Lesser of useful
                                                             life or life of
Leasehold improvements...................................         lease          11,990      6,021
Furniture and fixtures...................................        7 years          4,496      4,658
Computer software........................................        3 years          2,011      4,693
                                                                                -------    -------
                                                                                 28,283     28,582
Less -- Accumulated depreciation and amortization........                         4,791     12,411
                                                                                -------    -------
                                                                                $23,492    $16,171
                                                                                =======    =======

(1)  ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
    Depreciation expense included in the accompanying statements of operations was approximately $836,000, $3,768,000 and $8,775,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

    (j) Stock-Based Compensation

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. ATG accounts for stock-based compensation for employees under the Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and follows the disclosure-only alternative under SFAS No. 123 (see Note 5(c)).

    (k) Comprehensive Income (Loss)

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires a full set of general purpose financial statements to include the reporting of comprehensive income
(loss). The Company's comprehensive income (loss) in 1999 and 2000 does not differ from its net income (loss) and is comprised of two components in 2001, net loss and foreign currency translation loss. The Company has disclosed such amounts in the Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income (Loss).

    (l) Fair Value of Financial Instruments

    Financial instruments mainly consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and long-term obligations. The carrying amounts of these instruments approximate their fair values.

(1)  ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
    (m) Concentrations of Credit Risk

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. ATG has no significant off-balance-sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers. ATG maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. ATG places its cash, cash equivalents and marketable securities in several accredited financial institutions. ATG has not experienced any material losses to date.

    For the years ended December 31, 1999, 2000 and 2001, no customer accounted for more than 10% of the Company's total revenues.

    As of December 31, 2000, no customer accounted for greater than 10% of accounts receivable. As of December 31, 2001, one customer accounted for 23% of accounts receivable.

    (n) Long-Lived Assets

    The Company assesses the realizability of its long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets.

    During the year ended December 31, 2001, the Company wrote off fixed assets of $9.9 million, unamortized goodwill of $4.0 million and $1.4 million of impaired purchased software (see Note 11).

    (o) Foreign Currency Translation

    The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. In 1999 and 2000, the functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all assets and liabilities of the foreign subsidiaries are translated using the exchange rate at the balance sheet date, except for property and equipment, other assets and stockholders' equity, which are translated at historical rates. Revenues and expenses are translated at historical rates. In 2001, the Company determined the functional currency of its foreign subsidiaries was the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year end. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' equity in the accompanying consolidated balance sheets. During the years ended December 31, 1999, 2000, and 2001, the Company recorded $0, $0, and $58, respectively, in transactional gains (losses) which are included in Interest and Other Income, Net in the accompanying statements of operations.

(1)  ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
    (p) Recent Accounting Pronouncements

    SFAS No. 141, BUSINESS COMBINATIONS, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

    Under SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization over their estimated useful lives. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with determinable lives will continue to be amortized over their respective useful lives under SFAS No. 142. The Company must adopt SFAS No. 142 on January 1, 2002. The Company does not anticipate the adoption of SFAS No. 142 will have a material impact on its consolidated financial statements.

    SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for (a) recognition/ measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No.144 also supersedes the accounting/reporting provisions of APB OPINION NO. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF A DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing disposing operations and extends that reporting period to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

    In November 2001, the Emerging Issues Task Force (EITF) issued Topic
No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for such reimbursements as a reduction of cost of revenues. The Company will adopt Topic No. D-103 in financial reporting periods beginning after December 31, 2001 and comparative consolidated financial statements for prior periods will be reclassified to comply with the guidance in Topic No. D-103.

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

    Revenues from sources outside of the United States were approximately $2,245,000, $37,569,000 and $47,584,000 in 1999, 2000 and 2001, respectively.
ATG's revenues from international sources were primarily generated from customers located in Europe and Asia/Pacific. All of the ATG's product sales for the years ended December 31, 1999, 2000 and 2001, were delivered from its headquarters located in the United States.

    The following table represents the percentage of total revenues by geographic region from customers for 1999, 2000 and 2000:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
United States...............................................     93%        77%        66%
Europe, Middle East and Africa (excluding UK)...............      2         13         18
United Kingdom (UK).........................................      4          6         10
Asia Pacific................................................      1          2          2
Other.......................................................     --          2          4
                                                                ---        ---        ---
                                                                100%       100%       100%
                                                                ===        ===        ===

(3)  LONG-TERM OBLIGATIONS

    (a) Credit Facility

    Throughout 2001, ATG had a working capital line-of-credit agreement with a bank, which provided for borrowings of up to the lesser of $12,500,000, or 80%, of eligible accounts receivable (as defined). The line of credit bore interest at the bank's prime rate (4.75% at December 31, 2001) and expired in December 2001. As of December 31, 2001, ATG had commitments totaling approximately $16,757,000 in the form of outstanding standby letters of credit (LC's) in favor of ATG's various landlords to secure obligations under ATG's facility leases. All LC's were fully cash secured as of December 31, 2001.

    (b) Non-Recourse Receivables Purchase Agreement with a Bank

    In September 2000, ATG entered into a Non-Recourse Receivables Purchase Agreement with a bank (the Receivables Agreement), whereby ATG could sell up to $10.0 million of its accounts receivable to the bank. Under the terms of the Receivables Agreement, ATG could sell certain accounts receivable, subject to acceptance by the bank, on a non-recourse basis. Upon purchase, the bank assumes the risk of collection for the acquired accounts receivable except in the event that ATG violates the terms of the receivables purchase agreement or the customer asserts a discount, allowance, warranty claim or right of return. The accounts receivable are sold at a discount to reflect a minimum of 45 days and a maximum of 135 days at the bank's prime rate plus 1%. This agreement expired in September 2001. In September 2000, ATG sold $9.6 million of accounts receivable to the bank under the Receivables Agreement. ATG has determined that, in accordance with SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES and SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, the transaction is accounted for as a sale of accounts receivable and accordingly has reduced accounts receivable by the amount of the accounts receivable which have been sold in the accompanying consolidated balance sheets. As of February 2001, all of the sold receivables were collected in full and remitted to the bank.

    (c) Term Note Payable to a Bank

    ATG entered into a term note payable with a bank under which ATG could have borrowed up to $500,000 based upon certain conditions, as defined. Borrowings bore interest at the bank's prime rate plus 1%. During July 1999, all amounts were repaid. In connection with the term note payable, ATG issued warrants to purchase 56,296 shares of Series C convertible preferred stock to the bank. One warrant provided for the purchase of 46,296 shares at an exercise price of $1.62 per share and the other warrant provided for the purchase of 10,000 shares at an exercise price of $0.01 per share. These warrants vested immediately. ATG valued the warrants at $58,000, using the Black-Scholes option pricing model and the following assumptions: fair market value of the stock of $1.62; risk-free interest rate of 4.74%; an expected volatility factor of 70%; an expected life of four years; and an expected dividend yield of zero. The warrants were recorded as a debt discount. For the year ended December 31, 1999, ATG amortized $40,000. In July 1999, in connection with ATG's accelerated debt repayment, ATG amortized the remainder of the debt discount. In connection with ATG's initial public offering, the warrants were converted into warrants to purchase 342,970 shares of common stock. In July 1999, the warrants to purchase 342,970 shares of common stock were exercised through a cashless exercise resulting in the net issuance of 314,476 shares of common stock.

    (d) BroadVision Settlement

    In connection with a settlement of the patent infringement claim by BroadVision Inc. (Broadvision), ATG acquired a perpetual, paid-up license for BroadVision's patented technology. ATG paid $11,000,000 and $2,000,000 during the years ended December 31, 2000 and 2001. The remaining $2,000,000 will be paid in fiscal year 2002 in quarterly installments of $500,000. At December 31, 2000, these payments are included in the accompanying consolidated balance sheet as follows: $2,000,000 in current maturities of long-term obligations and $2,000,000 in long-term obligations. At December 31, 2001, these payments are included in the accompanying consolidated balance sheet as follows: $2,000,000 in current maturities of long-term obligations, with no long-term obligations. ATG expensed $8,000,000, $2,333,000 and $2,333,000 of the settlement as cost of service revenues in the years ended December 31, 1999, 2000 and 2001, respectively. The remainder will be amortized in fiscal year 2002.

(4)  INCOME TAXES

    Income (loss) before provision for income taxes consists of the following (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000       2001
                                                              --------   --------   ---------
Domestic....................................................  $(13,132)  $16,651    $(128,885)
Foreign.....................................................        --     1,214       (3,269)
                                                              --------   -------    ---------
    Total...................................................  $(13,132)  $17,865    $(132,154)
                                                              ========   =======    =========

    The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        2000       2001
                                                              ---------   --------   --------
Federal
  Current...................................................  $     --     $8,780    $    --
  Deferred..................................................        --     (7,385)    19,140
State
  Current...................................................        --      1,789         53
  Deferred..................................................        --     (1,533)     3,200
Foreign
  Current...................................................        --      1,727      2,457
  Deferred..................................................        --         --       (999)
                                                              ---------    ------    -------
                                                              $     --     $3,378    $23,851
                                                              =========    ======    =======

    The provision for income taxes differs from the federal statutory rate due to the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Federal tax at statutory rate...............................     35.0%      35.0%     (35.0)%
State taxes, net of federal benefit.........................      6.0        6.5       (3.1)
Meals and entertainment.....................................       --        6.1        1.0
Deferred compensation.......................................       --        4.9         --
Non-deductible restructuring costs..........................       --         --        2.0
Other.......................................................       --        1.8         --
                                                               ------     ------     ------
Provision before valuation allowance........................     41.0       54.3      (35.1)
                                                               ------     ------     ------
Valuation allowance.........................................    (41.0)     (35.4)      53.1
                                                               ------     ------     ------
                                                                   --%      18.9%      18.0 %
                                                               ======     ======     ======

    The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Deferred tax assets.........................................  $22,596    $    --
Deferred tax liabilities....................................   (1,256)        --
                                                              -------    -------
                                                              $21,340    $    --
                                                              =======    =======

    The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Cumulative temporary differences............................  $ 4,350    $ 21,811
US Income tax credits.......................................      642       1,037
Net operating losses........................................   17,347      47,357
Acquisition related.........................................     (999)         --
Valuation-allowance.........................................       --     (70,205)
                                                              -------    --------
                                                              $21,340    $     --
                                                              =======    ========

    As of December 31, 2001, ATG had net operating loss carryforwards of approximately $124.1 million for federal income tax purposes and approximately $120.2 million for state income tax purposes. Approximately $35.0 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal and state income tax purposes. ATG also has available federal tax credit carryforwards of approximately $1.0 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2021. If substantial changes in ATG's ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. ATG has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on the Company's ability to utilize these tax credit and operating loss carryforwards.

    As of December 31, 2001, the Company has recorded a full valuation-allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. In order to record the full valuation against the previously recognized tax assets, the Company recorded a realized charge of $23.9 million in 2001.

(5)  STOCKHOLDERS' EQUITY

    (A) PREFERRED STOCK

    As of December 31, 1998, ATG's Board of Directors had authorized 10,000,000 shares of preferred stock and had designated 1,300,000, 851,064, 2,000,000 and 2,343,750 shares as Series A convertible preferred stock (Series A Preferred Stock), Series B redeemable convertible preferred stock (Series B Preferred Stock), Series C convertible preferred stock (Series C Preferred Stock) and Series D redeemable convertible preferred stock (Series D Preferred Stock), respectively. On July 26, 1999, in conjunction with ATG's initial public offering, all outstanding shares of preferred stock were converted into shares of common stock. Additionally, all previously authorized shares were cancelled.

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

    In addition, in connection with the issuance of the Series D Preferred Stock, ATG issued to the holders of Series D Preferred Stock, warrants to purchase up to 4,292,650 shares of ATG's common stock at $0.11 per share, adjusted for certain dilutive events, as defined. The warrants were to vest 5% per quarter beginning on September 30, 1998 and expire August 18, 2003. ATG valued these warrants using the Black-Scholes option pricing model and the following assumptions: a fair market value of $3.20 per share, a risk free interest rateof 4.74%, an expected volatility of 70%, an expected life of five years and an expected dividend yield of zero. ATG allocated the consideration received from the sale of the Series D Preferred Stock of $7,500,000 between the Series D Preferred Stock and warrants on the basis of the fair value of the individual component at the date of issuance and determined that the warrants were valued at $2,775,000. These warrants were recorded as a discount to the Series D Preferred Stock and the resulting discount was amortized over the redemption period in computing net loss per share. For the years ended December 31, 1999, ATG amortized $2,491,000. The amortization for the year ended December 31, 1999 included the accelerated amortization in connection with the conversion of the Series D Preferred Stock in connection with the initial public offering.

    In conjunction with ATG's initial public offering, the warrants to purchase Series B Preferred Stock and common stock were canceled and the number of shares of common stock issuable upon conversion of the Series B and D Preferred Stock were increased to reflect the shares that would have been received upon exercise of the warrants based upon the initial public offering price.

    (B) STOCK SPLITS

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

    (C) STOCK PLANS

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

    The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of options to be granted, the time at which options are exercisable, the method of payment and any other terms or conditions of the options. Options generally vest quarterly over a two- to four-year period and expire 10 years from the date of grant.

    While the Board determines the prices at which options may be exercisedunder the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG's common stock on the date of grant. On May 14, 2001, the 1996 Plan was amended to increase the total shares of common stock that have been reserved for options to be granted to 25,600,000. As of December 31, 2001, there are 7,154,000 shares available for future grant under the 1996 Plan.

    Additionally, in May 1999, ATG granted 150,000 options outside ATG's stock option plans to an executive of ATG. As of December 31, 2001, these options have not been exercised.

    1999 OUTSIDE DIRECTOR STOCK OPTION PLAN

    The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG's Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of common stock. A total of 300,000 shares of common stock have been reserved under the Director Plan.

    Under the terms of the Director Plan, each currently active non-employee director received an option to purchase 10,000 shares of common stock on the effective date of the Company's initial public offering at the public offering price. Individuals who become directors after the initial public offering and are not employees of ATG will receive an option to purchase 25,000 shares of the Company's common stock on the date of initial election to ATG's Board of Directors at an exercise price equal to the then current fair market value. In addition, each non-employee director will receive an option to purchase 10,000 shares of common stock on the date of each annual meeting of stockholders commencing in the year 2000 at an exercise price per share equal to the closing price of ATG's common stock on the date of grant. All options granted under the Director Plan are fully vested upon grant. As of December 31, 2001, there are 90,000 shares available for future grant under the Director Plan.

    1999 EMPLOYEE STOCK PURCHASE PLAN

    The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG's Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of ATG's common stock to participating employees. All ATG's employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock are not eligible to participate. During each designated semiannual offering period, each eligible employee may deduct between 1% to 10% of base pay to purchase common stock of ATG. The purchase price will be 85% of the closing market price of ATG's common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower.

    ATG accounts for the Stock Purchase Plan in accordance with APB No. 25 and, accordingly, no compensation cost has been recognized under the Stock Purchase Plan. ATG has elected the "disclosure only" alternative under SFAS No. 123.

    During the years ended 2000 and 2001, 179,099 and 131,708 shares, respectively, were issued under the 1999 Employee Stock Purchase Plan. As of December 31, 2001, there were 689,193 shares remaining unissued in the plan.

    The following table summarizes ATG's option activity under the Company's 1996 Plan and Director Plan:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                               NUMBER      EXERCISE     EXERCISE
                                                              OF SHARES      PRICE       PRICE
                                                              ---------   -----------   --------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE
                                                                         INFORMATION)
Outstanding, December 31, 1998..............................    5,878     $   .07-.25    $  .22
  Granted...................................................    4,960      1.00-52.50     14.52
  Exercised.................................................   (1,957)       .07-5.75       .40
  Canceled..................................................     (543)       .07-5.75      1.20
                                                               ------     -----------    ------
Outstanding, December 31, 1999..............................    8,338       .07-52.50      8.65
  Granted...................................................    4,917       06-120.00     66.93
  Exercised.................................................   (2,164)      .07-81.56      2.23
  Canceled..................................................     (549)     .06-120.00     22.25
                                                               ------     -----------    ------
Outstanding, December 31, 2000..............................   10,542      .06-120.00     36.42
  Granted...................................................    8,532       .07-40.25      8.81
  Exercised.................................................     (937)      .06-75.56     12.36
  Canceled..................................................   (5,099)     .06-120.00     35.47
                                                               ------     -----------    ------
Outstanding, December 31, 2001..............................   13,038     $.06-120.00    $21.25
                                                               ======     ===========    ======
Exercisable, December 31, 2001..............................    4,370     $.06-120.00    $23.76
                                                               ======     ===========    ======
Exercisable, December 31, 2000..............................    2,297     $.06-120.00    $13.81
                                                               ======     ===========    ======
Exercisable, December 31, 1999..............................    2,200     $ .07-19.03    $ 1.16
                                                               ======     ===========    ======

    The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2001:

                                               OUTSTANDING
                                 ----------------------------------------
                                                WEIGHTED
                                                 AVERAGE                         EXERCISABLE
                                                REMAINING                   ---------------------
                                               CONTRACTUAL      WEIGHTED                WEIGHTED
                                                  LIFE          AVERAGE      NUMBER     AVERAGE
                                 NUMBER OF     OUTSTANDING      EXERCISE       OF       EXERCISE
   RANGE OF EXERCISE PRICES       SHARES         (YEARS)         PRICE       SHARES      PRICE
   ------------------------      ---------   ---------------   ----------   --------   ----------
                                           (IN THOUSANDS, EXCEPT PER-SHARE INFORMATION)
           $.06-$.08                  23           5.5           $  .07         18       $  .07
              .25                    933           6.4              .25        752          .25
           .70-1.02                  776           8.8              .94        190         1.00
           1.31-1.91                 864           9.0             1.37        183         1.37
           2.00-2.61               2,182           9.6             2.13         17         2.00
           3.01-4.24                 578           8.5             3.78        164         3.99
           4.78-6.19               2,253           8.1             4.93        889         4.98
          8.27-12.00                 820           9.3             9.52        636         9.20
          13.41-20.00                715           8.5            17.36        141        15.81
          22.81-32.44                368           9.0            27.33         39        29.45
          34.25-51.50              1,118           8.5            41.36        321        44.39
          51.69-76.00              1,268           7.5            58.69        608        58.32
         78.00-101.94                911           8.3            85.79        331        85.38
            120.00                   229           8.0           120.00         81       120.00
                                  ------           ---           ------      -----       ------
                                  13,038           8.4           $21.25      4,370       $23.76
                                  ======           ===           ======      =====       ======

    Since the fourth quarter of 1998, ATG has recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of the common stock, as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. ATG recorded compensation expense of, $1,127,000, $1,013,000 and $870,000 for the years ended December 31, 1999, 2000 and 2001, respectively, related to these options.

    ATG has computed the pro forma disclosures required under SFAS No. 123 for options and shares granted under the Company's Stock Plans during the years ended December 31, 1999, 2000 and 2001. The fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was approximately $53,234,000 or $10.84 per share, $256,901,000 or $52.64 per share and $62,197,000 or $7.40 per share, respectively. These amounts will be amortized over the underlying option period. The amounts were computed using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and weighted average calculations are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1999          2000          2001
                                                          -----------   -----------   -----------
Risk-free interest rate.................................   5.29-6.06%         5.92%         4.43%
Expected dividend yield.................................           --            --            --
Expected lives..........................................      4 years       4 years       4 years
Expected volatility.....................................          95%          115%          135%
Weighted average remaining contractual life of options
  outstanding...........................................   8.90 years    8.80 years     8.4 years

    Had compensation expense for ATG's Stock Plans been determined consistent with SFAS No. 123, the pro forma net loss available for common stockholders and pro forma net loss per share would have been as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000       2001
                                                              --------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER-SHARE
                                                                       INFORMATION)
Net income (loss) available for common stockholders --
  As reported...............................................  $(17,527)  $ 14,487   $(156,005)
  Pro forma.................................................  $(20,225)  $(13,786)  $(204,703)
Basic net income (loss) per share --
  As reported...............................................  $  (0.45)  $   0.22   $   (2.27)
  Pro forma.................................................  $  (0.52)  $  (0.21)  $   (2.98)
Diluted net income (loss) per share --
  As reported...............................................  $  (0.45)  $   0.20   $   (2.27)
  Pro forma.................................................  $  (0.52)  $  (0.21)  $   (2.98)

    ADOPTION OF SHAREHOLDERS' RIGHTS PLAN

    On September 26, 2001, our Board of Directors adopted a Shareholder Rights Plan pursuant to which preferred stock purchase rights were distributed to shareholders as a dividend at the rate of one Right for each share of common stock held of record as of the close of business on October 9, 2001. The Plan was adopted to enable the Board of Directors to protect the Company against any takeover attempt that the Board considers not to be in the best interests of shareholders.

    When exercisable, each Right will entitle shareholders to buy one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock at an exercise price of $15 per Right. Subject to certain exceptions, the Rights will be exercisable after a person or group (except for certain excluded persons) acquires beneficial ownership of 15% or more of our outstanding common stock or undertakes a tender or exchange offer which, if consummated, would result in that person or group beneficially owning 15% or more of our outstanding common stock. The Rights will be redeemable by the Board at any time before a person or group acquires 15% or more of our outstanding common stock and under certain other circumstances at a redemption price of $.001 per Right.

(6)  ACQUISITIONS

    On June 1, 2000, ATG completed the acquisition of Petronio Technology Group, a Boston-based provider of educational training and consulting services. ATG acquired Petronio Technology Group for $1,200,000, consisting of an initial payment of $600,000 at the closing and two annual contingent payments of $300,000 each. The acquisition has been accounted for under the purchase method of accounting and the results of operations for Petronio Technology Group have been included in ATG's results from the acquisition date. ATG recorded $600,000 in goodwill that was being amortized over two years and the Company is recognizing the contingent payments as compensation expense ratably over the two-year vesting period. For the year ended December 31, 2000, ATG recorded amortization expense of $188,000 and compensation expense of $188,000. For the year ended December 31, 2001, ATG recorded amortization expense of $241,000 and compensation expense of $300,000. Additionally, due to the Company's restructuring of its business operations, the Company determined the goodwill related to the asset was permanently impaired. As a result, the Company wrote off $171,000 of the remaining unamortized goodwill in the fourth quarter of 2001. This amount is included in the Company's restructuring charge (see
Note 11).

    On July 17, 2000, ATG completed the acquisition of The Toronto Technology Group, Inc., a privately held 30-person consulting and educational services company based in Toronto, Canada, for approximately $12.0 million in cash, options and shares of common stock. The acquisition has been accounted for under the purchase method of accounting. Upon the closing of the transaction, ATG paid $5.2 million in cash, issued 19,634 employee stock options and also issued 56,237 exchangeable shares of ATG's subsidiary Art Technology Group
(Canada), Inc. The exchangeable shares will become exchangeable for 56,237 shares of ATG's common stock, subject to a three-year vesting schedule. As of December 31 2001, 18,745 shares were exchanged for ATG Inc. common shares. The Company accrued approximately $2.1 million in compensation expense ratably from July 18, 2000 to July 17, 2001, related to these shares that were exchanged. Additionally, the company settled 11,762 exchangeable shares with a certain employee. Upon settlement, ATG recorded $1.3 million as a component of restructuring expense (see Note 11). This expense included both the cash paid to settle the award and unamortized deferred compensation at the time of settlement. Additionally, 25,712 shares were forfeited when the remainder of the employees left the company. Also, as part of the 2001 restructuring charge, ATG incurred charges relating to headcount reductions, excess office space, and the write-off of the remaining goodwill of $3.8 million all relating to the Toronto Technology Group Inc. acquisitions. This charge was included as part of the restructuring (see Note 11).

(7)  COMMITMENTS AND CONTINGENCIES

(A) LEASES

    In August 1999, ATG entered into a new facility lease for its corporate headquarters that expires in August 2006. Upon occupancy of the new facility, ATG has issued the lessor a letter of credit in the amount of $1,500,000 as a security deposit. Additionally, ATG has offices, primarily for sales and support personnel, in ten domestic locations as well as ten foreign countries.

    The approximate future minimum payments of ATG's facility leases and certain operating equipment leases as of December 31, 2001, are as follows:

YEARS ENDING DECEMBER 31,                                     OPERATING LEASES
-------------------------                                     ----------------
                                                               (IN THOUSANDS)
2002........................................................      $ 16,749
2003........................................................        16,512
2004........................................................        15,143
2005........................................................        15,844
2006........................................................        13,785
Thereafter..................................................        26,771
                                                                  --------
    Total future minimum lease payments.....................      $104,804
                                                                  ========

    Of the $104.8 million in future minimum lease payments, $65.1 million was included in the Company's 2001 restructuring charge. The $65.1 million was reduced to a $44.7 million restructuring charge after taking into consideration estimated sublease income and vacancy periods (see Note 11).

    Rent expense included in the accompanying statements of operations was approximately $1,752,000, $6,029,000 and $15,076,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

(8)  EMPLOYEE BENEFIT PLAN

    Effective January 1, 1997, ATG adopted the Art Technology Group 401(k) Plan (the 401(k) Plan). All employees, as defined, are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. ATG may contribute to the 401(k) Plan at its discretion. No discretionary employer contributions were made to the Plan for the year ended December 31, 1999. For the years ended December 31, 2000 and 2001, ATG made a discretionary contributions to the 401(k) Plan of approximately $888,000 and $1,008,000, respectively.

(9)  ACCRUED EXPENSES

    Accrued expenses at December 31, 2000 and 2001 consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Payroll and related costs...................................  $18,006    $ 8,506
Accrued accounts payable....................................    1,376      1,105
Other.......................................................   10,020     15,107
                                                              -------    -------
                                                              $29,402    $24,718
                                                              =======    =======

(10)  VALUATION AND QUALIFYING ACCOUNTS

    The following is a rollforward of ATG's allowance for doubtful accounts (in thousands):

                                                                ADDITIONS/
                                                                 CHARGES
                                                  BEGINING OF       TO       DEDUCTIONS   BALANCE AT END
                                                    PERIOD       EXPENSE     /WRITEOFFS     OF PERIOD
                                                  -----------   ----------   ----------   --------------
Year Ended December 31, 1999....................    $  250        $  210       $    --        $  460
                                                    ======        ======       =======        ======
Year Ended December 31, 2000....................    $  460        $2,976       $  (781)       $2,655
                                                    ======        ======       =======        ======
Year Ended December 31, 2001....................    $2,655        $4,900       $(4,016)       $3,539
                                                    ======        ======       =======        ======

(11)  RESTRUCTURING

    ATG undertook plans to restructure its operations during 2001, as a result of a global slowdown in information technology spending. Actions taken by ATG include: consolidation of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that have no future benefit. In the second quarter ATG recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million. Total restructuring charges for the year totaled $76.9 million.

    The significant components of the restructuring charge (in thousands):

                                           RESTRUCTURING CHARGES
                                --------------------------------------------                    ACCRUED
                                QUARTER                                                      RESTRUCTURING
                                 ENDED     QUARTER ENDED                                         AS OF
                                JUNE 30,   DECEMBER 31,       YEAR ENDED       PAYMENTS OR   DECEMBER 31,
                                  2001         2001        DECEMBER 31, 2001   WRITE OFFS        2001
                                --------   -------------   -----------------   -----------   -------------
Facilities-related costs......  $38,100       $22,818           $60,918          $16,208        $44,710
Employee severance, benefits
  and related costs...........    4,757         3,181             7,938            6,748          1,190
Asset impairments.............      212         5,358             5,570            5,570             --
Exchangeable share
  settlement..................       --         1,263             1,263            1,263
Marketing costs...............      851            --               851              851             --
Legal and accounting costs....      315            90               405              232            173
                                -------       -------           -------          -------        -------
Total.........................  $44,235       $32,710           $76,945          $30,872        $46,073
                                =======       =======           =======          =======        =======

    The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which are no longer required as a result of the reduction in personnel. In determining the facilities-related costs, ATG has estimated the vacancy period and sublease income. A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge. The net change in estimate was an additional charge of $1.5 million in the fourth quarter. Of the $1.5 million charge, a credit of $8.2 million was realized due to the buy out of a lease in the second quarter charge. The Company agreed to pay $9.3 million ratably over
4.5 years in relation to the buyout. This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis, in decreased sublease rates and increased vacancy periods for two leases provided for in the second quarter. A component of the $60.9 million facility-related restructuring costs, relates to the write-off of the abandoned net book value of leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. These fixed assets were directly related to the restructured excess office facilities.

    The employee severance cost component of the restructuring charge was related to reductions in personnel. As part of the restructuring, the employment of 530 employees, or 46% of our workforce, was terminated. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 11% from research and development.

    The asset impairment-related costs included the write-off the remaining unamortized goodwill totaling approximately $4.0 million was related to the two professional service acquisitions completed in 2000. In addition the Company determined that approximately $1.4 million of purchased software was deemed impaired due to our revised product development strategy.

    ATG settled 11,762 exchangeable shares with a certain employee. Upon settlement, ATG recorded $1.3 million as a charge to restructuring.

    At December 31, 2001, ATG had an accrued restructuring liability of $46.1 million, of which $32.7 million was long-term. The majority of the remaining liability is comprised of facility-related costs.

(12)  LITIGATION

    On October 31, 2000, Aron Rosenberg, one of the Company's stockholders, brought a claim on our behalf in the U.S. District Court for the District of Delaware. Mr. Rosenberg alleges that the Tudor and Raptor entities violated
Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of our common stock after our initial public offering on July 20, 1999. Those entities acquired the Company's common stock in connection with our Series D Preferred Stock that they acquired more than six months before the initial public offering. Mr. Rosenberg claims that those entities should be deemed to have purchased our common stock when our stockholders approved an amendment to the Company's Certificate of Incorporation related to preferred stock of the Company on June 18, 1999. He also claims that those entities obtained profits of more than $70 million in connection with sales of the Company's common stock within six months after June 18, 1999, and that those profits should be paid to the Company. In January 2002, the parties entered into a settlement agreement subject to the final approval of the court. The court has entered an order approving the form of settlement. If the settlement is approved, Tudor will pay $1,450,000 to the Company, from which the Company will be required to pay to plaintiff's attorneys an amount not to exceed $400,000. In return, the Company will release Tudor from any claims under Section 16 of the Exchange Act arising from the facts and circumstances alleged in the complaint.

    The Company, and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the company, and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the "California actions") on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs will file a Consolidated Amended Complaint applicable to all of the consolidated actions.

    While management believes the claims against the Company are without merit, and intends to defend the action vigorously, the litigation is in the preliminary stage.

    The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations.

(13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2000 and 2001:

                                                                YEAR ENDED DECEMBER 31, 2000
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
Total revenues..........................................  $21,572    $32,629    $46,310    $62,831
Gross profit............................................   15,872     24,867     35,318     49,120
Net income (loss).......................................     (607)     2,869      5,009      7,216
Net income (loss) per share
  Basic.................................................    (0.01)      0.04       0.07       0.11
  Diluted...............................................    (0.01)      0.04       0.07       0.10

                                                              YEAR ENDED DECEMBER 31, 2001
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
Total revenues........................................  $ 42,846   $ 35,068   $30,039    $ 30,916
Gross profit..........................................    26,291     21,956    18,832      21,282
Net loss..............................................   (12,912)   (41,880)   (9,029)    (92,184)
Net loss per share
  Basic...............................................     (0.19)     (0.61)    (0.13)      (1.34)
  Diluted.............................................     (0.19)     (0.61)    (0.13)      (1.34)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2002 under the headings "Election of Class III Directors," "Background Information About Directors Continuing in Office" and "Information About Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2002 under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

    The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2002 under the heading "Information About Stock Ownership and Performance."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information, if any, required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2002 under the heading "Related Party Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

    The following are included in Item 8:

    - Report of Independent Public Accountants

    - Consolidated Balance Sheets as of December 31, 2000 and 2001

    - Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

    - Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 1999, 2000 and 2001

    - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

    - Notes to Consolidated Financial Statements

    (a) (2) Financial Statement Schedule

    None

    (a) (3) Exhibits

    The following exhibits are included in Item 14(c):

EXHIBIT NUMBER                                  DESCRIPTION
--------------                                  -----------
       3.1(1)           Amended and Restated Certificate of Incorporation of the
                        Registrant, as amended.

       3.2(2)           Amended and Restated By-Laws of the Registrant.

       4.1(3)           Rights Agreement between Registrant and Equiserve Trust
                        Company, N.A., as rights Agent.

      10.1(4)           1996 Stock Option Plan of the Registrant, as amended.

      10.2(4)           1999 Outside Director Stock Option Plan of the Registrant.

      10.3(4)           1999 Employee Stock Purchase Plan of the Registrant.

      10.4(4) Lease between the Registrant and DVPT Limited Partnership, dated March 11, 1999.

      10.5(4)           Loan and Security Agreement between the Registrant and
                        Silicon Valley Bank, dated November 26, 1997, as amended on
                        March 31, 1998 and July 2, 1998.

      10.6(4)           Intellectual Property Security Agreement between the
                        Registrant and Silicon Valley Bank, dated November 26, 1997.

      10.7(4) Registration Rights Agreement between the Registrant and certain of its stockholders, dated August 18, 1998.

      10.8(4)           Non-Compete Rights Agreement between the Registrant and Jeet
                        Singh, dated August 18, 1998.

      10.9(4)           Non-Compete Agreement between the Registrant and Joseph
                        Chung, dated August 18, 1998.

      10.10(4)          Fourth Loan Modification Agreement related to the Loan and
                        Security Agreement dated November 26, 1997, between the
                        Registrant and Silicon Valley Bank, dated May 12, 1999.

      10.11(5) Registration Rights Agreement between the Registrant and certain of its stockholders, dated July 17, 2000.

      10.12(5)          Loan and Security Agreement between the Registrant and
                        Silicon Valley Bank, dated December 29, 2000.

      10.13(5)          Non-Recourse Receivables Purchase Agreement between the
                        Registrant and Silicon Valley Bank, dated September 27,
                        2000.

      10.14 Promissory Note issued by Edward Terino to the Registrant dated November 21, 2001.

      10.15             Termination of Lease Agreement between Amgen Cambridge Real
                        Estate Holdings, Inc., and the Registrant dated January 2,
                        2002.

      10.15.1 Letter of Credit Agreement between Silicon Valley Bank and the Registrant noting Amgen Cambridge Real Estate Holdings as beneficiary, dated December 21, 2001.

      10.16             Nonstatutory Option Agreement between Paul Shorthose and the
                        Registrant dated October 23, 2001.

      10.17 Agreement and Release with Ann C. Brady and the Registrant dated July 1, 2001.

      21.(5)            Subsidiaries of the Registrant.

      23.1              Consent of Arthur Andersen LLP.

      99.1              Letter to Securities and Exchange Commission from Registrant pursuant to Temporary Note 3T, dated March 25, 2002.

------------------------

(1) Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-3 (File No. 333-64698).

(3) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed on October 2, 2001.

(4) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-78333).

(5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

    (b) REPORTS ON FORM 8-K

    On October 2, 2001, the Registrant filed a Current Report on Form 8-K, reporting the adoption of a shareholder rights plan by its board of directors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 25, 2002.

                                                       ART TECHNOLOGY GROUP, INC.
                                                       (Registrant)

                                                       By:            /s/ PAUL G. SHORTHOSE
                                                            -----------------------------------------
                                                                        Paul G. Shorthose
                                                                     CHIEF EXECUTIVE OFFICER
                                                                          AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 25, 2002.

                        NAME                                               TITLE
                        ----                                               -----
                /s/ PAUL G. SHORTHOSE                  Chief Executive Officer and President
     -------------------------------------------         (PRINCIPAL EXECUTIVE OFFICER)
                  Paul G. Shorthose

                  /s/ EDWARD TERINO                    Senior Vice President and Chief Financial
     -------------------------------------------         Officer
                    Edward Terino                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

               /s/ PHYLLIS S. SWERSKY                  Director
     -------------------------------------------
                 Phyllis S. Swersky

                 /s/ SCOTT A. JONES                    Director
     -------------------------------------------
                   Scott A. Jones

                /s/ THOMAS N. MATLACK                  Director
     -------------------------------------------
                  Thomas N. Matlack

                  /s/ ILENE H. LANG                    Director
     -------------------------------------------
                    Ilene H. Lang

                 /s/ JOSEPH T. CHUNG                   Director
     -------------------------------------------
                   Joseph T. Chung

                   /s/ JEET SINGH                      Director
     -------------------------------------------
                     Jeet Singh