Form 10-Q
period 2002-03-31
ART TECHNOLOGY GROUP INC
filed 2002-05-15
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

02141
(Zip Code)

(617) 386-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒  No ☐

As of May 10, 2002 there were 69,770,596 shares of the registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$52,435	$66,250
Marketable securities	27,605	14,057
Accounts receivable, net of reserves of approximately $3,043 and $3,539 at March 31, 2002 and December 31, 2001, respectively	20,251	30,532
Unbilled services	187	274
Prepaid expenses and other current assets	4,435	5,541

Total current assets	104,913	116,654

Property and Equipment, Net	14,286	16,171
Other Assets	3,763	4,663

	$122,962	$137,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$1,500	$2,000
Accounts payable	3,016	4,160
Accrued expenses	19,257	24,718
Deferred revenue	16,151	17,628
Accrued restructuring, short-term	11,639	13,398

Total current liabilities	51,563	61,904

Accrued restructuring, less current portion	30,024	32,675

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value—
Authorized—10,000,000
Issued and outstanding — no shares	—	—
Common stock, $.01 par value—
Authorized—500,000,000
Issued and outstanding—69,765,118 shares and 68,982,030 shares at March 31, 2002 and December 31, 2001 respectively	698	689
Additional paid-in capital	215,664	214,597
Deferred compensation	(1,287)	(1,558)
Accumulated deficit	(173,228)	(170,379)
Accumulated other comprehensive income	(472)	(440)

Total stockholders’ equity	41,375	42,909

	$122,962	$137,488

The accompanying notes are an integral part of these condensed consolidated financial statements

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001

Revenues:
Product license	$12,520	$25,481
Services	14,803	17,776

Total revenues	27,323	43,257

Cost of revenues:
Product license	1,043	1,047
Services	8,975	15,919

Total cost of revenues	10,018	16,966

Gross profit	17,305	26,291

Operating expenses:
Research and development	5,570	9,033
Sales and marketing	12,378	30,110
General and administrative	2,490	9,277
Stock-based compensation	271	381

Total operating expenses	20,709	48,801

Loss from operations	(3,404)	(22,510)
Interest and Other Income, Net	555	1,684

Net loss before benefit from income taxes	(2,849)	(20,826)

Benefit from Income Taxes	—	7,914

Net loss	$(2,849)	$(12,912)

Basic and diluted net loss per share	$(0.04)	$(0.19)

Basic and diluted weighted average common shares outstanding	69,494	68,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended
	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,849)	$(12,912)
Adjustments to reconcile net loss to net cash used in operating activities-
Stock-based compensation	271	381
Depreciation and amortization	1,821	1,989
Loss on disposal of fixed assets, net	416	—
Benefit from income taxes	—	(7,914)
Changes in operating assets and liabilities-
Accounts receivable, net	10,281	11,075
Unbilled services	87	(185)
Prepaid expenses and other current assets	1,106	(3,878)
Accounts payable	(1,144)	(2,422)
Accrued expenses	(5,461)	(6,288)
Deferred revenue	(1,477)	(1,206)
Accrued restructuring	(4,410)	—

Net cash used in operating activities	(1,359)	(21,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) Sale of marketable securities, net	(13,548)	23,871
Purchases of property and equipment	(394)	(8,544)
(Increase) decrease in other assets	900	1,045

Net cash provided by (used in) investing activities	(13,042)	16,372

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	42	796
Proceeds from employee stock purchase plan	1,034	1,391
Payments on long-term obligations	(500)	(750)

Net cash provided by financing activities	576	1,437

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	207

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,815)	(3,344)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,250	53,255

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,435	$49,911

The accompanying notes are an integral part of these condensed financial statements

ART TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                       OPERATIONS AND BASIS OF PRESENTATION

Art Technology Group, Inc. (ATG or the Company) is a Delaware corporation, which was incorporated on December 31, 1991.  ATG offers an integrated suite of Internet customer relationship management and electronic commerce software applications, as well as related application development, integration and support services.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States. While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes herein contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

The accompanying condensed consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

2.                                       NET LOSS PER SHARE INFORMATION

Net loss per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  Basic net loss per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net loss available for common stockholders by the weighted average number of shares of common stocks outstanding, including potential common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive.

Options to purchase a total of 11,717,671 and 14,065,607 shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2002, respectively, as the effect of their inclusion would have been antidilutive.

3.                                       REVENUE RECOGNITION

ATG recognizes product license revenue from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices, provide the basis for establishing vendor–specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement.

ATG recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned, which is generally ratably over the life of the reseller agreement, for guaranteed minimum royalties or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection.

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

5.                                       CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Marketable securities are investment-grade securities with original maturities of greater than ninety days and are classified as held-to-maturity. The average maturity of the Company’s marketable securities is approximately 4.6 months and 4.3 months at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $11,000 and $163,000.

	March 31, 2002	December 31, 2001
	(in thousands)
Cash and cash equivalents-
Cash	$33,905	$27,275
Money market accounts	18,530	38,975

Total cash and cash equivalents	$52,435	$66,250

Marketable securities-
Corporate securities	$27,605	$14,057

Total marketable securities	$27,605	$14,057

6.                                       LONG-TERM OBLIGATIONS

In connection with a settlement of the patent infringement claim by BroadVision, Inc. (“BroadVision”), ATG acquired a perpetual, paid-up license for BroadVision’s patented technology. ATG paid $11,000,000 and $2,000,0000 during the year ended December 31, 2000 and 2001, respectively.  ATG paid $500,000 during the quarter ended March 31, 2002 and will pay the remaining $1,500,000 in quarterly installments of $500,000 through the end of 2002.  These payments are included in the accompanying consolidated balance sheet as $1,500,000 in current maturities of long-term obligations.

Throughout 2001, ATG had a working capital line-of-credit agreement with a bank, which provided for borrowings of up to the lesser of $12,500,000, or 80%, of eligible accounts receivable (as defined).  The line of credit bore interest at the bank’s prime rate (4.75% at December 31, 2001) and expired in December 2001.  ATG is in final negotiations for a new line of credit.  As of March 31, 2002 ATG had commitments totaling approximately $16,769,000 in the form of outstanding letters of credit (LC’s) in favor of ATG’s various landlords to secure obligations under ATG’s facility leases.  All LC’s were fully cash secured as of March 31, 2002.

7.                                       COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements be expanded to include the reporting of “comprehensive income (loss)”. Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive loss (in thousands):

	March 31, 2002	March 31, 2001
	(in thousands)
Net loss	$(2,849)	$(12,912)
Foreign currency translation loss	(32)	82

Comprehensive loss	$(2,881)	$(12,830)

The accumulated other comprehensive loss at March 31, 2002 and December 31, 2001, of $472,000 and $440,000 respectively, consisted entirely of the cumulative foreign currency translation adjustment.

8.                                       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

Revenues from sources outside of the United States were approximately $7,822,000 and $15,303,000 for the three months ended March 31, 2002 and 2001, respectively.  ATG’s revenue from international sources were primarily generated from customers located in Europe and Asia Pacific.  All of the ATG’s product sales for the three months ended March 31, 2002 and 2001 were delivered from its headquarters located in the United States.

The following table represents the percentage of total revenues by geographical location:

	Three months ended March 31,
	2002	2001

United States	71%	64%
United Kingdom (UK)	9	16
Europe, Middle East and Africa (excluding UK)	16	13
Asia Pacific	2	3
Other	2	4
	100%	100%

9.                                       RESTRUCTURING

ATG undertook plans to restructure its operations during 2001, as a result of a global slowdown in information technology spending. Actions taken by ATG include: consolidation of excess facilities, a worldwide workforce reduction, the write–off of certain unrealizable assets and settling certain obligations that have no future benefit. In the second quarter of 2001 ATG recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million. Total restructuring charges for the year ended 2001 totaled $76.9 million.

The significant components of the restructuring charge (in thousands):

	RESTRUCTURING CHARGES
	Quarter Ended June 30, 2001	Quarter Ended December 31, 2001	Payments or Write Offs FY 2001	Accrued Restructuring Charges As of December 31, 2001	Payments FY 2002	Accrued Restructuring Charges As of March 31, 2002

Facilities-related costs	$38,100	$22,818	$16,208	$44,710	$3,418	$41,292
Employee severance, benefits and related costs	4,757	3,181	6,748	1,190	819	371
Asset impairments	212	5,358	5,570	—	—	—
Exchangeable share settlement	—	1,263	1,263	—	—	—
Marketing costs	851	—	851	—	—	—
Legal and accounting costs	315	90	232	173	173	—
Total	$44,235	$32,710	$30,872	$46,073	$4,410	$41,663

The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which are no longer required as a result of the reduction in personnel. In determining the facilities–related costs, ATG has estimated the vacancy period and sublease income. A component of the fourth quarter facility–related cost was a change in estimate of the second quarter facility-related restructuring charge. The net change in estimate was an additional charge of $1.5 million in the fourth quarter. Of the $1.5 million charge, a credit of $8.2 million was realized due to the buy out of a certain lease included in the second quarter charge of $9.3 million, which will be paid ratably over 4.5 years. This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis, in decreased sublease rates and increased vacancy periods for two leases provided for in the second quarter. A component of the $60.9 million facility-related restructuring costs, relates to the write–off of the abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. These fixed assets were directly related to the restructured excess office facilities.

The employee severance cost component of the restructuring charge was related to reductions in personnel. As part of the restructuring, the employment of 530 employees, or 46% of our workforce, was terminated. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development.

The asset impairment–related costs included the write-off the remaining unamortized goodwill totaling approximately $4.0 million was related to the two professional service acquisitions completed in 2000. In addition the Company determined that approximately $1.4 million of purchased software was deemed impaired due to our revised product development strategy.

ATG settled 11,762 exchangeable shares with a certain employee. Upon settlement, ATG recorded $1.3 million as a charge to restructuring.

At March 31, 2002, ATG had an accrued restructuring liability of $41.7 million, of which $30.0 million was long–term. The majority of the remaining liability is comprised of facility–related costs.

10.                                 LITIGATION

On October 31, 2000, Aron Rosenberg, one of the Company’s stockholders, brought a claim on our behalf in the U.S. District Court for the District of Delaware. Mr. Rosenberg alleges that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of our common stock after our initial public offering on July 20, 1999. Those entities acquired the Company’s common stock in connection with our Series D Preferred Stock that they acquired more than six months before the initial public offering. Mr. Rosenberg claims that those entities should be deemed to have purchased our common stock when our stockholders approved an amendment to the Company’s Certificate of Incorporation related to preferred stock of the Company on June 18, 1999. He also claims that those entities obtained profits of more than $70 million in connection with sales of the Company’s common stock within six months after June 18, 1999, and that those profits should be paid to the Company. In January 2002, the parties entered into a settlement agreement subject to the final approval of the court. The court has approved the settlement, which provides that Tudor will pay $1,450,000 to the Company, from which the Company will be required to pay to plaintiff’s attorneys an amount not to exceed $400,000. In return, the Company will release Tudor from any claims under Section 16 of the Exchange Act arising from the facts and circumstances alleged in the complaint.

The Company, and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the company, and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co–Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the company filed a motion to dismiss the case. The plaintiffs have 45 days to respond to the motion.

While management believes the claims against the Company are without merit, and intends to defend the action vigorously, the litigation is in the preliminary stage.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

11.                                 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141, Business Combinations, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company’s consolidated financial statements.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives, will no longer be subject to amortization over their estimated useful lives but will be subject to annual impairment tests. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with determinable lives will continue to be amortized over their respective useful lives. The Company adopted SFAS No. 142 on January 1, 2002, which did not have a material impact on its financial position or results of operations.

                During fiscal 2001, the Company determined that the remaining unamortized goodwill of $4.0 million associated with two professional services acquisitions was impaired, which was included as a component of our restructuring charge recorded in the fourth quarter of fiscal 2001 (see Note 9). The effect of no longer amotizing goodwill in accordance with FAS 142 for the three months ended March 31, 2001 is as follows:

For the Three Months Ended March 31, 2001

Reported net loss	$(12,912)
Add back: Goodwill amortization	540
Adjusted net loss	$(12,372)

Basic and Diluted earnings per share:

Reported net loss	$(0.19)
Goodwill amortization	0.01
Adjusted net loss	$(0.18)

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121’s fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No.144 also supersedes the accounting/reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing disposing operations and extends that reporting period to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144, effective January 1, 2002 which did not have a material impact on its financial position or results of operations.

In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for such reimbursements as a reduction of cost of revenues. The Company adopted Topic No. D-103 effective January 1, 2002.  Comparative consolidated financial statements for prior periods have been reclassified to comply with the guidance in Topic No. D-103.   The impact of the reclassification was to increase revenues by 1% in the first quarter of 2002, and by 1% in the first quarter of 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "--Risk Factors that May Affect Results" and elsewhere in this report.

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

We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of perpetual software licenses of our ATG Dynamo products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees either on a time and materials basis or, in some cases, on a fixed–price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee of 18% to 23% of the list price of the licensed product. Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as on-line and telephone technical support. Training is billed as services are provided.

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

We currently maintain offices in Australia, Canada, England, France, Germany, Japan, Korea, the Netherlands, Sweden, and the United States.  Revenues from customers outside the United States accounted for 29% of our total revenues for the three months ended March 31, 2002 and 36% of our total revenues for the three months ended March 31, 2001.  In 2001, we began entering in contracts denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. We, therefore, increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

CRITICAL ACCOUNTING JUDGEMENTS AND ESTIMATES

                This management's discussion and analysis of financial condition and results of operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, research and development costs, restructuring expenses, the impairment of long lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESTRUCTURING EXPENSES

                In calculating our restructuring expenses, we made several material estimates to determine the value of certain charges. For example, we estimated the vacancy period and sublease income rate for our facility related charges. Our estimates were developed with input from real estate professionals familiar with current market conditions of the restructured facilities. However, if real estate market conditions changed unexpectedly, an adjustment to the charge would be necessary and this could effect our financial statements. Note 9 to our condensed consolidated financial statements included in this report contains a full description of our 2001 restructuring charges.

IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

                As a result of our restructuring activities, in 2001 we evaluated the realizability of our long-lived assets including fixed assets related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. We determined that $7.7 million of leasehold improvements and $2.2 million of furniture, fixtures and equipment were impaired as a result of these restructured operating leases. In addition we determined that approximately $1.4 million of purchased software was impaired due to our revised product development strategy. Lastly we wrote-off the remaining unamortized goodwill totaling approximately $4.0 million associated with two professional service acquisitions completed in fiscal year 2000.

ACCOUNTING FOR INCOME TAXES

                We record a valuation allowance against our deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of December 31, 2001 we provided a full valuation allowance against our deferred tax assets due to the uncertainty of their realizability.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2002	2001

REVENUES:
Product license	46%	59%
Services	54	41

Total revenues	100	100
Total cost of revenues	37	39

Gross margin	63	61

OPERATING EXPENSES:
Research and development	20	21
Sales and marketing	45	70
General and administrative	9	22
Stock-based compensation	1	1

Total operating expenses	75	114

LOSS FROM OPERATIONS	(12)	(53)
INTEREST AND OTHER INCOME, NET	2	5
Net loss before benefit from income taxes	(10)	(48)

BENEFIT FROM INCOME TAXES	—	18

Net loss	(10)%	(30)%

                The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three Months Ended March 31,
	2002	2001

Cost of product license revenues	8%	4%
Cost of services revenues	61	90

THREE MONTHS ENDED MARCH 31, 2001 AND 2002

REVENUES

Total revenues decreased 37% from $43.3 million for the three months ended March 31, 2001 to $27.3 million for the three months ended March 31, 2002. The decrease was primarily attributable to the slowing economy and reduced information technology spending.  In the third quarter of 2001, we released ATG Dynamo 5.5 e-Business Platform Version, ATG Portal Server, ATG Enterprise Commerce Suite and ATG Consumer Commerce Suite. Revenues generated from international customers decreased from $15.3 million for the three months ended March 31, 2001 to $7.8 million for the three months ended March 31, 2002.  We expect total revenues to decrease in 2002 as compared to 2001 and the trend of international revenues as a percentage of total revenues to be consistent with 2001.

PRODUCT LICENSE REVENUES

Product license revenues decreased 51% from $25.5 million for the three months ended March 31, 2001 to $12.5 million for the three months ended March 31, 2002. This decrease was primarily attributable to the slowing economy and reduced information technology spending.  Product license revenues generated from international customers decreased from $9.7 million for the three months ended March 31, 2001 to $4.1 million for the three months ended March 31, 2002.  We expect product license revenue to decrease in 2002 as compared to 2001.

Product license revenues as a percentage of total revenues were 59% for the three months ended March 31, 2001 and 46% for the three months ended March 31, 2002.  We expect product revenue as a percentage of total revenue to trend toward 50% for 2002.

SERVICES REVENUES

Services revenues decreased 17% from $17.8 million for the three months ended March 31, 2001 to $14.8 million for the three months ended March 31, 2002.   The decrease was primarily attributable to the slowing economy and reduced information technology spending.  We expect service revenues to slightly decrease from the current levels as reported for the three months ended March 31, 2002.

Services revenues as a percentage of total revenues were 41% for the three months ended March 31, 2001 and 54% for the three months ended March 31, 2002. We expect service revenues as a percentage of total revenues to trend toward 50% for 2002 as the slowing economy and reduced information spending start to improve.

COST OF PRODUCT LICENSE REVENUES

Cost of license revenues was $1.0 million for both the three months ended March 31, 2001 and 2002.  In February 2000, we settled a lawsuit filed by Broadvision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent.  We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues.  An initial payment of $8 million in February 2000 was expensed in the fourth quarter of 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000.  For both the three months ended March 31, 2001 and 2002, we expensed $583,000. We will continue to pay quarterly installments of $500,000 through the end of 2002.  Cost of product license revenues also includes costs associated with sustaining the current release of our suites of products.

Our gross product margin decreased from 96% for the three months ended March 31, 2001 to 92% for the three months ended March 31, 2002.  We anticipate our gross product margin to remain consistent as compared to the three months ended March 31, 2002.

COST OF SERVICES REVENUES

Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third–party contractor expenses.  Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services, the mix of services performed, including product license technical support services; the extent to which these services are performed by us or by third-party contractors, and the level of third-party contractors fees.

Cost of services revenues decreased 44% from $15.9 million for the three months ended March 31, 2001 to 9.0 million for the three months ended March 31, 2002. The decrease was attributable to a reduction in our professional services group. Approximately 40% of the decrease was attributable to decreased compensation costs due to the reduction in our work force. Approximately 14% of the decrease was due to decreased facilities costs. Additionally, costs decreased due to a reduction in our travel, recruiting, hiring and training expenses.

Our gross service margin increased from 10% for the three months ended March 31, 2001 to 39% for the three months ended March 31, 2002. We anticipate gross service margins to trend toward 35% and 40% in subsequent quarters.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salary and related cost to support product development.  To date, all software development costs have been expensed as research and development in the period incurred.

Research and development expenses decreased 38% from $9.0 million for the three months ended March 31, 2001 to $5.6 million for the three months ended March 31, 2002.  The decrease was primarily attributable to a reduction in our workforce.  Approximately 38% of the decrease is related to decreased salaries and related benefits. Other costs that decreased include travel, recruiting, hiring, training and facilities costs.

Research and development expenses as a percentage of total revenues were 21% for the three months ended March 31, 2001 and 20% for the three months ended March 31, 2002. Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will continue to decline in 2002 as compared to 2001.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

Sales and marketing expenses decreased 59% from $30.1 million for the three months ended March 31, 2001 to $12.4 million for the three months ended March 31, 2002. The decrease is primarily attributable to cost saving initiatives that resulted in a reduction of our sales and marketing group.  Approximately 34% of the decrease was related to a decrease in compensation and benefit costs, and 33% of the decrease was related to a reduction in our marketing and promotional expenses.  Other costs that decreased include travel, recruiting, hiring, training and facilities expenses.

Sales and marketing expenses as a percentage of total revenues were 70% for the three months ended March 31, 2001 and 45% for the three months ended March 31, 2002. We expect that sales and marketing expenses in 2002 will continue to decrease as a percentage of total revenues compared with 2001.  However sales and marketing expense can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries and other related costs for operations finance employees, and legal and accounting fees.

General and administrative expenses decreased 73% from $9.3 million for the three months ended March 31, 2001 to $2.5 million for the three months ended March 31, 2002.  Approximately 31% of the decrease was related to decreases in compensation and benefit costs, and 10% of the decrease was related to a reduction in our professional services costs.  Other costs that decreased include travel, recruiting, hiring, training and facilities costs.

General and administrative expenses as a percentage of total revenues were 22% for the three months ended March 31, 2001 and 9% for the three months ended March 31, 2002. Due to cost reduction initiatives we anticipate that general and administrative expenses will continue to decrease as a percentage of total revenues in 2002 compared with 2001.

RESTRUCTURING

We undertook plans to restructure our operations during 2001, as a result of a global slowdown in information technology spending. Actions taken included consolidation of excess facilities, a worldwide workforce reduction, the write–off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, we recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million. Total restructuring charges for 2001 were $76.9 million.

The significant components of the restructuring charge (in thousands):

	RESTRUCTURING CHARGES
	Three Months Ended June 30, 2001	Three Months Ended December 31, 2001	Payments or Write-Offs in 2001	Accrued Restructuring Charges As of December 31, 2001	Payments in 2002	Accrued Restructuring Charges as of March 31, 2002

Facilities-related costs	$38,100	$22,818	$16,208	$44,710	$3,418	$41,292
Employee severance, benefits and related costs	4,757	3,181	6,748	1,190	819	371
Asset impairments	212	5,358	5,570	—	—	—
Exchangeable share settlement	—	1,263	1,263	—	—	—
Marketing costs	851	—	851	—	—	—
Legal and accounting costs	315	90	232	173	173	—
Total	$44,235	$32,710	$30,872	$46,073	$4,410	$41,663

The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which are no longer required as a result of the reduction in personnel. In determining the facilities-related costs, we estimated the vacancy period and sublease income. A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge. The net change in estimate was an additional charge of $1.5 million in the fourth quarter. Of the $1.5 million charge, a credit of $8.2 million was realized due to the buy out of a certain lease included in the second quarter charge of $9.3 million, which will be paid ratably over 4.5 years. This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis, in decreased sublease rates and increased vacancy periods for two leases provided for in the second quarter. A component of the $60.9 million facility-related restructuring costs, relates to the write-off of the abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. These fixed assets were directly related to the restructured excess office facilities.

The employee severance cost component of the restructuring charge was related to reductions in personnel. As part of the restructuring, the employment of 530 employees, or 46% of our workforce, was terminated. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development.

The asset impairment-related costs included the write–off the remaining unamortized goodwill totaling approximately $4.0 million was related to two professional service acquisitions completed in 2000. In addition we determined that approximately $1.4 million of purchased software was impaired due to our revised product development strategy.

We settled 11,762 exchangeable shares with a certain employee. Upon settlement, we recorded $1.3 million as a charge to restructuring.

At March 31, 2002, we had an accrued restructuring liability of $41.7 million, of which $30.0 million was long–term. The majority of the remaining liability is comprised of facility related costs.

INTEREST INCOME AND OTHER, NET

Interest income decreased 67% from $1.7 million for the three months end March 31, 2001 to $555,000 for the three months ended March 31, 2002. The decrease was due to overall decrease in the average balance of cash and cash equivalents and marketable securities available for investment from the three months ended March 31, 2001 to the three months ended March 31, 2002.

BENEFIT FOR INCOME TAXES, NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

For the three months ended March 31, 2002 we incurred a net operating loss.  Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we recorded a 100% valuation allowance against any income tax benefits generated for the period.

As of December 31, 2001, we had net operating loss carryforwards of approximately $124.1 million for federal income tax purposes and approximately $120.2 million for state income tax purposes.  Approximately $35.0 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal tax credit carryforwards of approximately $1.0 million.  If not utilized, these carryforwards will expire at various dates beginning 2011 through 2021.  If substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of carryforwards that can be realized in future periods.  We had completed several refinancings since our inception and has incurred ownership changes, as defined under the Internal Revenue Code, which could have an impact on our ability to utilize these tax credit and operating loss carryforwards.

As of December 31, 2001, we had recorded a full valuation-allowance against our deferred tax assets due to the uncertainty surrounding the reliability of these assets.  In order to record the full valuation against the previously recognized tax assets, we recorded a realized charge of $23.9 million in the fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital. Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases.  In 2000, we began to fund our cash requirements in part from operations.  At March 31, 2002, we had $52.4 million in cash and cash equivalents and $27.6 million in marketable securities.

Cash used in operating activities was $1.4 million for the three months ended March 31, 2002. This represents an operating loss of $2.8 million and changes in working capital items consisting primarily of uses of cash for accrued expenses and restructuring totaling $9.9 million.  This was partially offset by a source of cash from accounts receivable of $10.3 million and depreciation of $1.8 million.

Our investing activities consisted primarily of net purchases of marketable securities of $13.5 million for the three months ended March 31, 2002.  Our capital expenditures for the period ended March 31, 2002 were approximately $394,000.  Management expects that capital expenditures will total approximately $2.0 million in 2002. The decrease from 2001 is due to reduced capital infrastructure requirements.

Net cash provided by financing activities was $576,000 for the three months ended March 31, 2002, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by the quarterly payment on the long-term obligation to Broadvision.

We believe that with our existing financial resources and commercial credit facilities, together with cash generated by our operations, will be able to meet our cash requirements for at least the next twelve months.

RISK FACTORS THAT MAY AFFECT RESULTS

This quarterly report contains forward–looking statements, including statements about our growth and future operating results. For this purpose, any statement that is not a statement of historical fact should be considered a forward–looking statement. We often use the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions to help identify forward–looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward–looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this quarterly report.

RISKS RELATED TO OUR BUSINESS

We may not be able to sustain or increase our revenue or profitability on a quarterly or annual basis.

We incurred a loss in each quarter of fiscal 2001 and the first quarter of 2002. As of March 31, 2002, we had an accumulated deficit of $173.2 million. Although our revenues have grown significantly in the past, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain these growth rates. In addition, we believe the current United States economic downturn will continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to achieve profitability on a quarterly or annual basis.

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

Our revenues and operating results are likely to vary significantly from quarter to quarter. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors are likely to cause variations in our operating results, including:

•                                          fluctuating economic conditions, particularly as they affect our customers’ willingness to expand information technology spending;

•                                          the timing of sales of our products and services;

•                                          the timing of customer orders and product implementations;

•                                          delays in introducing new products and services;

•                                          increased expenses, whether related to sales and marketing, product development or administration;

•                                          the mix of revenues derived from products and services;

•                                          timing of hiring and utilization of services personnel;

•                                          cost overruns related to fixed–price services projects;

•                                          the mix of domestic and international sales; and

•                                          costs related to possible acquisitions of technologies or businesses.

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

The market for Internet customer relationship management solutions is intensely competitive and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with Internet application software vendors such as Blue Martini, BroadVision and Vignette. We also compete with platform application server products and vendors such as BEA Systems, IBM’s Websphere products, Microsoft, and the Netscape/Sun Microsystems Alliance, among others. In addition, we compete with portal software vendors such as Epicentric, SAP Portals, a subsidiary of SAP, and Plumtree. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that they can use to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft and the Netscape/Sun Microsystems Alliance, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We depend on our relationships with systems integrators.

Since our potential customers often rely on third–party systems integrators to develop, deploy and manage Web sites for conducting commerce on the Internet, we cultivate relationships with systems integrators in order to encourage them to support our products. If we do not adequately train a sufficient number of systems integrators or if systems integrators were to devote their efforts to integrating or co-selling different products, our revenues could be reduced and our operating results could be harmed.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent other parties from using our intellectual property without our permission. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $13.5 million had been paid as of March 31, 2002.

In addition, we have agreed to indemnify customers against claims that our products infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

•                                          cease selling or using products or services that incorporate the challenged intellectual property;

•                                          obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•                                          redesign those products or services to avoid infringement.

If we fail to adapt to rapid changes in the market for Internet customer relationship management software, our existing products could become obsolete.

The market for our products is marked by rapid technological change, frequent new product introductions and Internet–related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We may not be able to develop and market new products or product enhancements that comply with present or emerging Internet technology standards. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of customers. E-commerce technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

Our business may suffer if we fail to address the challenges associated with international operations.

We currently maintain offices in Australia, Canada, England, France, Germany, Korea, Japan, the Netherlands, and Sweden. We derived 29% of our total revenues from customers outside the United States for the three months ending March 31, 2002. We anticipate that revenues from customers outside the United States could account for an increased portion of our total revenues for the foreseeable future. To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets. Our operations outside North America are subject to additional risks, including:

•                                          changes in regulatory requirements, exchange rates, tariffs and other barriers;

•                                          longer payment cycles and problems in collecting accounts receivable;

•                                          political and economic instability;

•                                          difficulties in managing systems integrators and technology partners;

•                                          difficulties in staffing and managing foreign subsidiary operations;

•                                          differing technology standards;

•                                          difficulties and delays in translating products and product documentation into foreign languages;

•                                          reduced protection for intellectual property rights in some of the countries in which we operate or plan to operate; and

•                                          potentially adverse tax consequences.

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

We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new ATG Dynamo 5.5 e-Business Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

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

We acquired Petronio Technology Group in May 2000 for approximately $1.2 million and Toronto Technology Group Inc. in July 2000 for approximately $12.0 million. These acquisitions did not produce the revenues and synergies we expected. We incurred approximately $5.3 million in restructuring charges during 2001 related to the write off of unamortized goodwill and the settlement of restricted stock in connection with these acquisitions. In addition, we have also incurred additional restructuring charges during 2001 in reducing headcount related to the Toronto Technology Group Inc. acquisition.

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

As e-commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could limit the market for our products and services or could impose burdensome requirements that render our business unprofitable. Although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition’s scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

The Internet is generating privacy concerns that could result in legislation or market perceptions that could harm our business or result in reduced sales of our products, or both.

Businesses use our ATG Dynamo Personalization Server product to develop and maintain profiles to tailor the content to be provided to Web site visitors. When a visitor first arrives at a Web site, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor’s identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Dynamo Personalization Server tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user’s behavior on the Web site. Privacy concerns may cause visitors to resist providing the personal data or avoid Web sites tracking the Web behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

Our products use “cookies” to track demographic information and user preferences. A “cookie” is information keyed to a specific user that is stored on a computer’s hard drive, typically without the user’s knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, demand for our personalization products could be reduced.

RISKS RELATED TO THE SECURITIES MARKETS

Our stock price may continue to be volatile.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $.58 per share to $126.88 per share since our initial public offering in July 1999. Fluctuations in market price and volume are particularly common among securities of Internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•                                          variations in our quarterly operating results;

•                                          changes in market valuations of Internet and software companies;

•                                          our announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                                          our failure to complete significant sales;

•                                          additions or departures of our key personnel;

•                                          future sales of our common stock; or

•                                          changes in financial estimates by securities analysts.

We may incur significant costs from class action litigation.

We currently are the subject of securities class action litigation. If a court awards damages to the plaintiffs, the total amount could exceed the limit of our existing insurance. This litigation also may divert management’s attention and resources. We may be the target of similar litigation in the future if the market for our stock becomes volatile. For a further description of the pending litigation, see “Item 3. Legal Proceedings.”

Our executive officers and directors will be able to influence matters requiring stockholder approval and could delay or prevent someone from acquiring or merging with us on terms favored by a majority of our independent stockholders.

Our executive officers and directors beneficially owned approximately 16.6% of our common stock as of March 31, 2002. As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent someone from acquiring or merging with us.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company.

Certain provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable, which could reduce the market price of our common stock. These provisions include:

•                                          authorizing the issuance of “blank check” preferred stock;

•                                          providing for a classified board of directors with staggered, three-year terms;

•                                          providing that directors may only be removed for cause by a two-thirds vote of stockholders;

•                                          limiting the persons who may call special meetings of stockholders prohibiting stockholder action by written consent;

•                                          establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•                                          authorizing anti-takeover provisions.

In addition, we adopted a shareholder rights plan in 2001 and Delaware law may further discourage, delay or prevent someone from acquiring or merging with us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign–based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  The impact of fluctuations in the relative value of other currencies was not material for the three months ended March 31, 2002. We do not use derivative financial instruments to hedge foreign currency exposure risk or for speculative investment purposes and only invest in financial investments that meet high credit quality standards, as specified in the our investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding

A patent infringement claim was filed by BroadVision, one of our competitors, against us on December 11, 1998. The case was filed in the U.S. District Court for the Northern District of California. BroadVision alleged that we are infringing on a patent for a method of conducting e–commerce. We settled the lawsuit in February 2000. As part of the settlement, we, in return for cash payments, received a non–exclusive, worldwide, perpetual, paid–up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent. We agreed to pay BroadVision a total of $15.0 million in license fees over a three–year period. As of March 31, 2002 we owed $1.5 million to BroadVision, which is payable in 2002.

On October 31, 2000, Aron Rosenberg, one of our stockholders, brought a claim on our behalf in the U.S. District Court for the District of Delaware. Mr. Rosenberg alleges that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of our common stock after our initial public offering on July 20, 1999. Those entities acquired our common stock in connection with our Series D preferred stock that they acquired more than six months before the initial public offering. Mr. Rosenberg claims that those entities should be deemed to have purchased our common stock when our stockholders approved an amendment to our certificate of incorporation related to our preferred stock on June 18, 1999. He also claims that those entities obtained profits of more than $70 million in connection with sales of our common stock within six months after June 18, 1999, and that those profits should be paid to us. In January 2002, the parties entered into a settlement agreement subject to the final approval of the court. The court has approved the settlement, which provides Tudor will pay $1,450,000 to the company, from which we will be required to pay to plaintiff’s attorneys an amount not to exceed $400,000. In return, we will release Tudor from any claims under Section 16 of the Securities Exchange Act arising from the facts and circumstances alleged in the complaint.

We, and certain of our officers, have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we and the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. These three California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as lead plaintiffs in the consolidated action. It also appointed two law firms as co-lead counsel, and a third law firm as liaison counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions.  On April 19, 2002 we filed a motion to dismiss the case.  The plaintiffs have 45 days to respond to the motion.

While management believes the claims against the Company are without merit, and intends to defend the action vigorously, the litigation is in the preliminary stage.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits

None.

(b)                                  Reports on Form 8-K

                On April 1, 2002, we filed a Current Report on Form 8-K reporting a change in our independent accountants from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 13, 2002.

ART TECHNOLOGY GROUP, INC.

(Registrant)

By:	/s/ Edward Terino

Edward Terino
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)