Form 10-Q
period 2002-06-30
ART TECHNOLOGY GROUP INC
filed 2002-08-14
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of August 5, 2002 there were 69,934,557 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	June 30, 2002	December 31, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$53,037	$66,250
Marketable securities	24,739	14,057
Accounts receivable, net of reserves of approximately $2,238 and $3,539 at June 30, 2002 and December 31, 2001, respectively	22,606	30,532
Prepaid expenses and other current assets	4,915	5,815

Total Current Assets	105,297	116,654

Property and Equipment, Net	12,822	16,171
Other Assets	1,665	4,663

	$119,784	$137,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$1,000	$2,000
Accounts payable	3,422	4,160
Accrued expenses	20,204	24,718
Deferred revenue	16,003	17,628
Accrued restructuring, short-term	9,571	13,398

Total Current Liabilities	50,200	61,904

Accrued restructuring, less current portion	30,731	32,675

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value—
Authorized—10,000,000
Issued and outstanding – no shares	—	—
Common stock, $.01 par value—
Authorized—500,000,000
Issued and outstanding — 69,817,509 shares and 68,982,030 shares at June 30, 2002 and December 31, 2001 respectively	698	689
Additional paid-in capital	216,727	214,597
Deferred compensation	(1,029)	(1,558)
Accumulated deficit	(175,978)	(170,379)
Accumulated other comprehensive income	(1,565)	(440)

Total Stockholders’ Equity	38,853	42,909

	$119,784	$137,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
Product license	$12,229	$19,083	$24,748	$44,564
Services	12,923	16,449	27,727	34,225

Total Revenues	25,152	35,532	52,475	78,789

Cost of Revenues:
Product license	1,096	1,100	2,139	2,147
Services	8,847	12,476	17,822	28,395

Total Cost of Revenues	9,943	13,576	19,961	30,542

Gross profit	15,209	21,956	32,514	48,247

Operating Expenses:
Research and development	5,563	8,146	11,133	17,179
Sales and marketing	11,178	26,725	23,557	56,835
General and administrative	2,267	5,783	4,755	15,060
Stock-based compensation	257	323	529	704
Restructuring	(89)	44,235	(89)	44,235

Total Operating Expenses	19,176	85,212	39,885	134,013

Loss from Operations	(3,967)	(63,256)	(7,371)	(85,766)
Interest and Other Income, Net	1,217	1,668	1,772	3,352

Net loss before benefit from income taxes	(2,750)	(61,588)	(5,599)	(82,414)

Benefit from Income Taxes	—	(19,708)	—	(27,622)

Net loss	$(2,750)	$(41,880)	$(5,599)	$(54,792)

Basic and diluted net loss per share	$(0.04)	$(0.61)	$(0.08)	$(0.80)

Basic and diluted weighted average common shares outstanding	69,786	68,595	69,574	68,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended
	June 30, 2002	June 30, 2001

Cash Flows from Operating Activities:
Net loss	$(5,599)	$(54,792)
Adjustments to reconcile net loss to net cash used in operating activities–
Stock-based compensation	529	704
Depreciation and amortization	3,638	6,069
Loss on disposal of fixed assets, net	614	4,613
Benefit from income taxes	—	(27,622)
Changes in current assets and liabilities–
Accounts receivable, net	7,926	12,398
Prepaid expenses and other current assets	900	(1,806)
Accounts payable	(738)	(5,660)
Accrued expenses	(4,514)	(5,195)
Deferred revenues	(1,625)	(3,110)
Accrued restructuring	(5,771)	36,941

Net cash used in operating activities	(4,640)	(37,460)

Cash Flows from Investing Activities:
Proceeds from (purchases of) marketable securities, net	(10,682)	39,280
Purchases of property and equipment	(686)	(12,609)
(Increase) decrease in other assets	2,998	(738)

Net cash provided by (used in) investing activities	(8,370)	25,933

Cash Flows from Financing Activities:
Tudor Settlement (Footnote 11)	1,050	—
Proceeds from exercise of stock options	55	1,047
Proceeds from employee stock purchase plan	1,034	1,391
Payments on long-term obligations	(1,000)	(1,000)

Net cash provided by financing activities	1,139	1,438

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(1,342)	13

Net Decrease in Cash and Cash Equivalents	(13,213)	(10,076)
Cash and Cash Equivalents, Beginning of Period	66,250	53,255

Cash and Cash Equivalents, End of Period	$53,037	$43,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States.  While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2001 Annual Report and Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

The accompanying unaudited condensed consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

2.                                       NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive.

Options to purchase a total of 13,104,433 and 13,359,150 shares have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2002 and 2001, respectively, as the effect of their inclusion would have been antidilutive.

3.                                       REVENUE RECOGNITION

ATG recognizes product license revenue from licensing the rights to use its software to third parties. ATG also generates service revenue from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate terms and agreements with its customers governing the terms and conditions of its software license, consulting and support and maintenance services. These separate terms and conditions, along with ATG’s price list and business practices, provide the basis for establishing vendor–specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement.

ATG recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection.

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

5.                                       CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at date of purchase of ninety days or less. Marketable securities are investment–grade securities with maturities at date of purchase of greater than ninety days.  The average maturity of the Company’s marketable securities was approximately 4.1 months and 4.3 months at June 30, 2002 and December 31, 2001, respectively.  At June 30, 2002 and December 31, 2001, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $(13,000) and $163,000.

	June 30, 2002	December 31, 2001
	(in thousands)
Cash and cash equivalents–
Cash	22,740	$27,275
Money market accounts	30,297	38,975

Total cash and cash equivalents	$53,037	$66,250

Marketable securities–
Corporate securities	$24,739	$14,057

Total marketable securities	$24,739	$14,057

6.                                       LONG-TERM OBLIGATIONS

In connection with a settlement of the patent infringement claim by BroadVision, Inc. (“BroadVision”), ATG acquired a perpetual, paid-up license for BroadVision’s patented technology. ATG paid $11,000,000 and $2,000,0000 during the year ended December 31, 2000 and 2001, respectively.  ATG paid $1,000,000 through the six months ended June 30, 2002 and will pay the remaining $1,000,000 in quarterly installments of $500,000 through the end of 2002.  These payments are included in the accompanying condensed consolidated balance sheet as $1,000,000 in current maturities of long-term obligations.

Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with the bank which provides for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable.  The line of credit bears interest at the bank’s prime rate (4.75% at June 30, 2002).  As of June 30, 2002, approximately $7.9 million was available for future borrowings.  The line of credit is secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability.  As of June 30, 2002, ATG is in compliance with all related financial covenants, and there were no outstanding borrowings under the facility.  As a result of this agreement, ATG will no longer be required to fully cash secure all of its letters of credit (LC’s).  However, the Company is required to maintain $18 million of unrestricted cash with the bank at all times during the term of the line of credit.  As a result of this requirement, this revolving line of credit does not increase the amount of net cash available to the Company during the term of the agreement.

As of June 30, 2002, ATG had commitments totaling approximately $16,118,000 in the form of outstanding LC’s in favor of ATG’s various landlords to secure obligations under ATG’s facility leases.  All LC’s were cash secured as of June 30, 2002.

7.                                       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss) representing items recorded directly within stockholders’ equity.  The following were the components of ATG’s comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net loss	$(2,750)	$(41,880)	$(5,599)	$(54,792)
Foreign currency translation loss	(1,093)	(237)	(1,125)	(155)

Comprehensive loss	$(3,843)	$(42,117)	$(6,724)	$(54,947)

The accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 of $1,565,000 and $440,000, respectively, consisted entirely of the cumulative foreign currency translation adjustment.

8.                                       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance.  ATG’s chief operating decision-makers, as defined under SFAS No. 131, are the members of its executive management team.  To date, the Company has viewed its operations and manages its business as principally one segment with two major offerings:  software licenses and services.  ATG evaluates these product offerings based on their respective gross margins.  As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues from sources outside of the United States were approximately $7,619,000 and $12,132,000 for the three months ended June 30, 2002 and 2001, respectively, and $15,441,000 and $27,521,000 for the six months ended June 30, 2002 and 2001, respectively.  ATG’s revenue from international sources were primarily generated from customers located in Europe and Asia Pacific.  All of ATG’s software license sales for the three and six months ended June 30, 2002 and 2001 were delivered from its headquarters located in the United States.

The following table represents the percentage of total revenues by geographical location:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

United States	70%	66%	71%	65%
United Kingdom (UK)	19	8	18	13
Europe, Middle East and Africa (excluding UK)	7	18	7	15
Other	4	8	4	7

	100%	100%	100%	100%

9.             COMMITMENTS AND CONTINGENCIES

In August 1999, ATG entered into a new facility lease for its corporate headquarters that expires in August 2006.  Upon occupancy of the new facility, ATG issued the lessor a letter of credit in the amount of $1,500,000 as a security deposit.  Additionally, ATG has offices, primarily for sales and support personnel, in ten domestic locations as well as ten foreign countries.

The approximate future minimum payments of ATG's facility leases and certain operating equipment leases as of June 30, 2002 are as follows:

Years Ending June 30	Operating Leases
(in thousands)
Remainder of 2002	$8,455
2003	16,512
2004	15,142
2005	15,844
2006	13,785
Thereafter	26,771
Total future minimum lease payments	$96,509

Of the $96.5 million in future minimum lease payments, $64.9 million was included in the Company's 2001 restructuring charge.  The $64.9 million was reduced to a $40.0 million restructuring charge after taking into consideration estimated sublease income and vacancy periods as of June 30, 2002 (see Note 10).

10.           RESTRUCTURING

ATG undertook plans to restructure its operations during 2001 as a result of a global slowdown in information technology spending.  Actions taken by ATG included: consolidation of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that had no future benefit.  In the second quarter of 2001, ATG recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million.  Total restructuring charges for 2001 were $76.9 million.

The significant components of the restructuring charges were as follows (in thousands):

	RESTRUCTURING CHARGES
	Twelve Months Ended December 31, 2001	Payments or Write-Offs in 2001	Accrued Restructuring Charges as of December 31, 2001	Payments in the Six Months Ended June 30, 2002	Accrued Restructuring Charges as of June 30, 2002

Facilities-related costs	$60,918	$16,208	$44,710	$4,693	$40,017

Employee severance, benefits and related costs	7,938	6,748	1,190	905	285

Asset impairments	5,570	5,570	—	—	—

Exchangeable share settlement	1,263	1,263	—	—	—

Marketing costs	851	851	—	—	—

Legal and accounting costs	405	232	173	173	—

Total	$76,945	$30,872	$46,073	$5,771	$40,302

The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which are no longer required as a result of the reduction in personnel.  In determining the facilities-related costs, ATG estimated the vacancy period and sublease income.  A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge.  The net change in estimate was an additional charge of $1.5 million in the fourth quarter.  Of the $1.5 million charge, a credit of $8.2 million was realized due to the termination buy-out of a certain lease included in the second quarter charge of $9.3 million, which is being paid ratably over 4.5 years.  This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis indicating lower sublease rates and higher vacancy periods for two leases provided for in the second quarter.  Included in the facility-related costs was the write-off of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively.  These fixed assets were directly related to the restructured excess office facilities.

The employee severance cost component of the restructuring charge was related to reductions in personnel.  As part of the restructuring, ATG terminated the employment of 530 employees, or 46% of its workforce.  Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative, and 12% from research and development.

The asset impairment costs included the write-off of the remaining unamortized goodwill of approximately $4.0 million which was related to two professional service acquisitions completed in 2000. In addition the Company determined that approximately $1.4 million of purchased software was impaired due to the Company’s revised product development strategy.

ATG settled 11,762 exchangeable shares with a certain employee.  Upon settlement, the company recorded $1.3 million as a charge to restructuring.

During the second quarter of 2002 ATG recorded a net change increasing the restructured lease obligation accruals by $447,000. The Company increased one lease obligation estimate by $1.3 million as a result of adjusting the estimated sub-lease income and vacancy assumptions due to the continued weakening of the real estate market in that location.  Offsetting this increase, ATG recognized a benefit from two other restructured lease obligation accruals due to favorable sub-lease transactions consummated during the current quarter.  This net charge has been offset from the Company receiving a refund of $536,000 relating to the marketing component of the restructuring charge recorded in fiscal 2001, resulting in a net credit to income of $89,000 for the quarter ended June 30, 2002.

At June 30, 2002, ATG had an accrued restructuring liability of $40.3 million, of which $30.7 million was long-term.  The majority of the remaining liability is comprised of facility-related costs.

11.                                 LITIGATION

On October 31, 2000, Aron Rosenberg, one of the Company’s stockholders, brought a claim on ATG's behalf in the U.S. District Court for the District of Delaware.  Mr. Rosenberg alleged that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of ATG’s common stock after its initial public offering on July 20, 1999.  Those entities acquired the Company’s common stock upon conversion of its Series D Preferred Stock that they acquired more than six months before the initial public offering.  Mr. Rosenberg claimed that those entities should be deemed to have purchased the Company’s common stock when the Company's stockholders approved an amendment to the Company’s Certificate of Incorporation related to preferred stock of the Company on June 18, 1999.  He also claimed that those entities obtained profits of more than $70 million in connection with sales of the Company’s common stock within six months after June 18, 1999, and that those profits should be paid to the Company.  In January 2002, the parties entered into a settlement agreement, later approved by the court, providing that Tudor would pay $1,050,000 to the Company and $400,000 to the plaintiff’s attorneys, in return for which the Company would release Tudor from any claims under Section 16 of the Exchange Act arising from the facts and circumstances alleged in the complaint.  On May 23, 2002 Tudor made the payment to the Company and this matter is now resolved.  The receipt of the settlement of $1,050,000 has been recorded as contributed capital within additional paid–in capital in the accompanying unaudited condensed consolidated balance sheet.

The Company and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts.  Each of these cases alleges that the Company and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws.  Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts.  Three of the cases were  initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001.  The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001.  On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action.  It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel.  Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions.  On April 19, 2002, the Company filed a motion to dismiss the case.  The plaintiffs have filed their opposition to the motion, and the Company has submitted a response. While management believes the claims against the Company are without merit, and intends to defend the action vigorously, the litigation is in the preliminary stage.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

12.           RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Standards Accounting Board issued SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) in July 2001.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  SFAS No. 142 requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS No. 142.  Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible assets obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.  Intangible assets with determinable lives will continue to be amortized over their respective useful lives.  The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

During fiscal 2001, the Company determined that the remaining unamortized goodwill of $4.0 million associated with two professional services acquisitions was impaired, which was included as a component of the restructuring charge recorded in the fourth quarter of fiscal 2001 (see Note 10).  The effect of no longer amortizing goodwill in accordance with SFAS 142 for the three and six months ended June 30, 2001 is as follows:

	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2001

Reported net loss	$(41,880)	$(54,792)
Add back: Goodwill amortization	1,222	1,767
Adjusted net loss	$(40,658)	$(53,025)

Basic and Diluted earnings per share:

Reported net loss	$(0.61)	$(0.80)
Goodwill amortization	0.02	0.03
Adjusted net loss	$(0.59)	$(0.78)

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121’s fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing disposing operations and extends that reporting period to a component of an entity that either has been disposed of or is classified as held for sale.  The Company adopted SFAS No. 144, effective January 1, 2002 which did not have a material impact on its financial position or results of operations.

In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses.  In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations.  The Company has historically accounted for such reimbursements as a reduction of the cost of revenues.  The Company adopted Topic No. D-103 effective January 1, 2002.  Comparative condensed consolidated financial statements for prior periods have been reclassified to comply with the guidance in Topic No. D-103.  The impact of the reclassification was to increase revenues by 2% and 1% in the three and six months ended June 30, 2002, respectively and by 1% for the three and six months ended June 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report.  This discussion and analysis contains forward–looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward–looking statements as a result of a number of factors, including those set forth below under “Risk Factors that May Affect Results” and elsewhere in this report.

Overview

We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our products.  We market and sell our products worldwide through our direct sales force, systems integrators, technology partners, resellers, and original equipment manufacturers.

We derive our revenues from the sale of software product licenses and related services.  Product license revenues are derived from the sale of perpetual software licenses of our products.  Our software licenses are priced based on either the size of the customer implementation or site license terms.  Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include custom application development and project and technical consulting. We bill professional service fees either on a time and materials basis or, in some cases, on a fixed–price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee which is calculated as a certain percentage of the list price of the licensed product.  Customers that purchase maintenance and support generally receive all product updates and upgrades of software modules purchased as well as on-line and telephone technical support. Training is billed as services are provided.

We recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9.  Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties or based upon actual sales by the resellers. We do not grant our resellers the right of return or price protection. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by us in advance of billings.

We currently maintain offices in Australia, Canada, England, France, Germany, Japan, the Netherlands, Sweden, and the United States.  Revenues from customers outside the United States accounted for 30% and 34% of our total revenues for the three months ended June 30, 2002 and 2001, respectively and 29% and 35% of our total revenues for the six months ended June 30, 2002 and 2001, respectively.  In 2001, we began entering into sales contracts denominated in foreign currencies.  We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations.  We, therefore, increasingly may become subject to currency fluctuations, which could harm our operating results in future periods.

Critical Accounting Judgments and Estimates

The management’s discussion and analysis of financial condition and results of operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, the impairment of long-lived assets, provision for income taxes, valuation allowances for deferred taxes, and restructuring assumptions.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and require management’s most difficult and subjective judgments.

REVENUE RECOGNITION

Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions.  In measuring revenues, we follow the specific guidelines of SOP 97-2 and related authoritative literature, as discussed above.  Certain judgments of management, however, affect the application of this policy.  Revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.  We maintain allowances for estimated losses resulting from the inability of our customers to make required payments.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

RESEARCH AND DEVELOPMENT COSTS

ATG accounts for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  (SFAS No. 86) specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product.  Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers.  Judgment is required in determining when technological feasibility is established.  ATG believes that the time period from reaching technological feasibility until the time of general product release is very short.  Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

RESTRUCTURING EXPENSE

The company records restructuring charges in accordance with ETIF 94-3,  Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SAB 100, (Restructuring and Impairment Charges).  These pronouncements require the Company to make estimates surrounding the amounts ultimately to be paid for actions that the Company has taken.  At June 30, 2002, there are various accruals made for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sub-lease income or the period of time the facilities will be vacant and sub-leased.  In the quarter ended June 30, 2002, the Company recorded a net change increasing its restructured lease obligation accruals by $447,000 due to a change in sub-lease income and vacancy assumptions offset by favorable sub-lease transactions executed during the second quarter of 2002.  This charge has been offset as a result of the Company receiving a refund of $536,000 related to the marketing component of the restructuring charge recorded in fiscal 2001, resulting in a net credit to income of $89,000 for the quarter ended June 30, 2002.  Although the Company does not anticipate significant changes to its restructuring accruals, the actual costs may differ from that recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or the Company is successful in terminating its lease obligations prior to the scheduled termination date.  Such changes could have a material impact on the Company’s operating results.

ACCOUNTING FOR INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.  At June 30, 2002 and December 31, 2001, the Company’s deferred tax asset was fully reserved.  In addition, the Company has provided for potential amounts due in various foreign tax jurisdictions.  Judgment is required in determining the Company’s worldwide income tax expense provision.  In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain.  Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities.  Although, we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals.  Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Product license	49%	54%	47%	57%
Services	51	46	53	43

Total revenues	100	100	100	100
Total cost of revenues	40	38	38	39

Gross margin	60	62	62	61

OPERATING EXPENSES:
Research and development	22	23	21	22
Sales and marketing	44	75	45	72
General and administrative	9	16	9	19
Stock-based compensation	1	1	1	1
Restructuring costs	—	125	—	56

Total operating expenses	76	240	76	170

LOSS FROM OPERATIONS	(16)	(178)	(14)	(109)
Interest and Other Income, Net	5	5	3	4
Net loss before benefit from income taxes	(11)	(173)	(11)	(105)

BENEFIT FROM INCOME TAXES	—	(55)	—	(35)

Net loss	(11)%	(118)%	(11)%	(70)%

The following table sets forth the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Cost of product license revenues	9%	6%	9%	5%

Cost of services revenues	68%	76%	64%	83%

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

Total revenues decreased 29% to $25.2 million for the three months ended June 30, 2002 from $35.5 million for the three months ended June 30, 2001. The decrease was primarily attributable to the slowing economy and reduced information technology spending.  Revenues generated from international customers decreased to $7.6 million for the three months ended June 30, 2002 from $12.1 million for the three months ended June 30, 2001.

Total revenues decreased 33% to $52.5 million for the six months ended June 30, 2002 from $78.8 million for the six months ended June 30, 2001. The decrease was primarily attributable to the slowing economy and reduced information technology spending.  Revenues generated from international customers decreased to $15.4 million for the six months ended June 30, 2002 from $27.5 million for the six months ended June 30, 2001.

We expect total revenues to decrease in 2002 as compared to 2001 and the trend of international revenues as a percentage of total revenues to be consistent with 2001.

Product License Revenues

Product license revenues decreased 36% to $12.2 million for the three months ended June 30, 2002 from $19.1 million for the three months ended June 30, 2001. This decrease was primarily attributable to the slowing economy and reduced information technology spending.  Product license revenues generated from international customers decreased to $3.8 million for the three months ended June 30, 2002 from $5.5 million for the three months ended June 30, 2001.

Product license revenues decreased 44% to $24.7 million for the six months ended June 30, 2002 from $44.6 million for the six months ended June 30, 2001. This decrease was primarily attributable to the slowing economy and reduced information technology spending.  Product license revenues generated from international customers decreased to $7.9 million for the six months ended June 30, 2002 from $15.0 million for the six months ended June 30, 2001.

Product license revenues as a percentage of total revenues for the three months ended June 30, 2002 and 2001 were 49% and 54%, respectively, and for the six months ended June 30, 2002 and 2001 were 47% and 57%, respectively. We expect product revenue as a percentage of total revenue to trend toward 55% for 2002.  We expect product license revenue to decrease in 2002 as compared to 2001.

Services Revenues

Services revenues decreased 21% to $12.9 million for the three months ended June 30, 2002 from $16.4 million for the three months ended June 30, 2001.  The decrease was primarily attributable to the slowing economy and reduced information technology spending.

Services revenues decreased 19% to $27.7 million for the six months ended June 30, 2002 from $34.2 million for the six months ended June 30, 2001.  The decrease was primarily attributable to the slowing economy and reduced information technology spending.

Services revenues as a percentage of total revenues for the three months ended June 30, 2002 and 2001 were 51% and 46%, respectively, and for the six months ended June 30, 2002 and 2001 were 53% and 43%, respectively.  We expect service revenues as a percentage of total revenues to trend toward 45% for 2002 as the slowing economy and reduced information spending start to improve.

Cost of Product License Revenues

Cost of license revenues was $1.1 million for both the three months ended June 30, 2002 and 2001, and was $2.1 million for both the six months ended June 30, 2002 and 2001.  In February 2000, we settled a lawsuit filed by Broadvision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent.  We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues.  An initial payment of $8 million in February 2000 was expensed in the fourth quarter of 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000.  For both the three months ended June 30, 2001 and 2002, we expensed $583,000, and for both the six months ended June 30, 2002 and 2001, we expensed $1.2 million.  We will continue to pay quarterly installments of $500,000 through the end of 2002.  Cost of product license revenues also includes costs associated with sustaining the current release of our suites of products.

Our gross profit margin decreased to 91% for the three months ended June 30, 2002 from 94% for the three months ended June 30, 2001, and decreased to 91% for the six months ended June 30, 2002 from 95% for the six months ended June 30, 2001 due to lower license sales.  We anticipate our gross product margin to remain consistent as compared to the three months ended June 30, 2002.

Cost of Services Revenues

Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third–party contractor expenses.  Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, and the level of third-party contractors’ fees.

Cost of services revenues decreased 29% to $8.8 million for the three months ended June 30, 2002 from $12.5 million for the three months ended June 30, 2001. The decrease was attributable to a reduction in our professional services group. Approximately 48% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. Approximately 25% of the decrease was due to decreased facilities costs. Additionally, costs decreased due to a reduction in our travel, recruiting, hiring and training expenses.

Cost of services revenues decreased 37% to $17.8 million for the six months ended June 30, 2002 from $28.4 million for the six months ended June 30, 2001. The decrease was attributable to a reduction in our professional services group. Approximately 44% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. Approximately 22% of the decrease was due to decreased facilities costs. Additionally, costs decreased due to a reduction in our travel, recruiting, hiring and training expenses.

Our gross service margin increased to 32% for the three months ended June 30, 2002 from 24% for the three months ended June 30, 2001, and increased to 36% for the six months ended June 30, 2002 from 17% for the six months ended June 30, 2001.  We anticipate gross service margins to trend toward 35% and 40% in subsequent quarters.

Research and Development Expenses

Research and development expenses consist primarily of salary and related cost to support product development.  To date, all software development costs have been expensed as research and development in the period incurred.

Research and development expenses decreased 32% to $5.6 million for the three months ended June 30, 2002 from $8.1 million for the three months ended June 30, 2001.  The decrease was primarily attributable to reduction in our workforce.  Approximately 56% of the decrease is related to decreased salaries and related benefits. Other costs that decreased included travel, recruiting, hiring, training and facilities costs.

Research and development expenses decreased 35% to $11.1 million for the six months ended June 30, 2002 from $17.2 million for the six months ended June 30, 2001.  The decrease was primarily attributable to reduction in our workforce.  Approximately 43% of the decrease is related to decreased salaries and related benefits. Other costs that decreased included travel, recruiting, hiring, training and facilities costs.

Research and development expenses as a percentage of total revenues for the three months ended June 30, 2002 and 2001 were 22% and 23%, respectively, and for the six months ended June 30, 2002 and 2001 were 21% and 22%, respectively.  Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will continue to decline in 2002 as compared to 2001.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

Sales and marketing expenses decreased 58% to $11.2 million for the three months ended June 30, 2002 from $26.7 million for the three months ended June 30, 2001. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction of our sales and marketing group.  Approximately 41% of the decrease was related to a decrease in compensation and benefit costs, and 26% of the decrease was related to a reduction in our marketing and promotional expenses.  Other costs that decreased included travel, recruiting, hiring, training and facilities costs.

Sales and marketing expenses decreased 59% to $23.6 million for the six months ended June 30, 2002 from $56.8 million for the six months ended June 30, 2001. The decrease is primarily attributable to cost saving initiatives that resulted in a reduction of our sales and marketing group.  Approximately 38% of the decrease was related to a decrease in compensation and benefit costs, and 30% of the decrease was from a reduction in our marketing and promotional expenses.  Other costs that decreased included travel, recruiting, hiring, training and facilities costs.

Sales and marketing expenses as a percentage of total revenues for the three months ended June 30, 2002 and 2001 were 44% and 75%, respectively, and for the six months ended June 30, 2002 and 2001 were 45% and 72%, respectively.  We expect that sales and marketing expenses in 2002 will continue to decrease as a percentage of total revenues compared with 2001.  However, sales and marketing expense can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue growth.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

General and administrative expenses decreased 61% to $2.3 million for the three months ended June 30, 2002 from $5.8 million for the three months ended June 30, 2001.  Approximately 36% of the decrease was related to decreases in compensation and benefit costs, and 17% of the decrease was related to a reduction in our professional fees.  Other costs that decreased included travel, recruiting, hiring, training and facilities costs.

General and administrative expenses decreased 68% to $4.8 million for the six months ended June 30, 2002 from $15.1 million for the six months ended June 30, 2001.  Approximately 18% of the decrease was related to decreases in compensation and benefit costs, and 7% of the decrease was related to a reduction in our professional fees.  Other costs that decreased included travel, recruiting, hiring, training and facilities costs.

General and administrative expenses as a percentage of total revenues for the three months ended June 30, 2002 and 2001 were 9% and 16%, and for the six months ended June 30, 2002 and 2001 were 9% and 19%, respectively.  Due to cost reduction initiatives we anticipate that general and administrative expenses will continue to decrease as a percentage of total revenues in 2002 compared with 2001.

Restructuring

We undertook plans to restructure our operations during 2001 as a result of a global slowdown in information technology spending.  Actions taken included consolidation of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that had no future benefit.  In the second quarter of 2001, we recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, we recorded a restructuring charge of $32.7 million.  Total restructuring charges for 2001 were $76.9 million.

The significant components of the restructuring charges are as follows (in thousands):

	RESTRUCTURING CHARGES
	Twelve Months Ended December 31, 2001	Payments or Write-Offs in 2001	Accrued Restructuring Charges as of December 31, 2001	Payments in the Six Months Ended June 30, 2002	Accrued Restructuring Charges as of June 30, 2002

Facilities-related costs	$60,918	$16,208	$44,710	$4,693	$40,017
Employee severance, benefits and related costs	7,938	6,748	1,190	905	285
Asset impairments	5,570	5,570	—	—	—
Exchangeable share settlement	1,263	1,263	—	—	—
Marketing costs	851	851	—	—	—
Legal and accounting costs	405	232	173	173	—

Total	$76,945	$30,872	$46,073	$5,771	$40,302

The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which we are no longer required as a result of the reduction in personnel.  In determining the facilities-related costs, we estimated the vacancy period and sublease income.  A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge.  The net change in estimate was an additional charge of $1.5 million in the fourth quarter.  Of the $1.5 million charge, a credit of $8.2 million was realized due to the termination buy-out of a certain lease included in the second quarter charge of $9.3 million, which is being paid ratably over 4.5 years.  This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis, indicating lower sublease rates and higher vacancy periods for two leases provided for in the second quarter.  Included in the facility-related costs was the write-off of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively.  These fixed assets were directly related to the restructured excess office facilities.

The employee severance cost component of the restructuring charge was related to reductions in personnel.  As part of the restructuring, we terminated the employment of 530 employees, or 46% of our workforce.  Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative, and 12% from research and development.

The asset impairment costs included in the write-off of the remaining unamortized goodwill of approximately $4.0 million was related to two professional service acquisitions completed in 2000. In addition we determined that approximately $1.4 million of purchased software was impaired due to our revised product development strategy.

We settled 11,762 exchangeable shares with a certain employee.  Upon settlement, we recorded $1.3 million as a charge to restructuring.

During the second quarter of 2002 we recorded a net change increasing the restructured lease obligation accruals by $447,000.  We increased one lease obligation estimate by $1.3 million as a result of adjusting the estimated sub-lease income and vacancy assumptions due to the continued weakening of the real estate market in that location.  Offsetting this addition, we recognized a benefit from two other restructured lease obligation accruals recorded due to favorable sub-lease transactions consummated during the current quarter.   This net change has been offset due to the receipt of a refund of $536,000 relating to the marketing component of the restructuring charge recorded in fiscal 2001.  This refund, offset by the $447,000 in real estate changes, resulted in a net credit of $89,000 on the income statement for the current quarter ended June 30, 2002.

At June 30, 2002, we had an accrued restructuring liability of $40.3 million, of which $30.7 million was long-term.  The majority of the remaining liability was comprised of facility-related costs.

Interest Income and Other, Net

Interest income decreased 27% to $1.2 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001.  The decrease was due to the overall decrease in the average balance of cash and cash equivalents and marketable securities available for investment, and the decline in interest rates to the three months ended June 30, 2002 from the three months ended June 30, 2001.

Interest income decreased 47% to $1.8 million for the six months ended June 30, 2002 from $3.4 million for the six months ended June 30, 2001. The decrease was due to the overall decrease in the average balance of cash and cash equivalents and marketable securities available for investment, and the decline in interest rates to the six months ended June 30, 2002 from the six months ended June 30, 2001.

Benefit for Income Taxes, Net Operating Losses and Tax Credit Carryforwards

For the three and six months ended June 30, 2002 we incurred net operating losses.  Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance against any income tax benefits generated for the period.  For the three and six months ended June 30, 2001, we recognized a tax benefit of $19.7 million and $27.6 million, respectively.

As of December 31, 2001, we had net operating loss carryforwards of approximately $124.1 million for federal income tax purposes and approximately $120.1 million for state income tax purposes.  Approximately $35.0 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal tax credit carryforwards of approximately $1.0 million.  If not utilized, these carryforwards will expire at various dates beginning 2011 through 2021.  If substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of carryforwards that can be realized in future periods.  We have completed several refinancings since our inception and have incurred ownership changes, as defined under the Internal Revenue Code, which could have an impact on our ability to utilize these tax credit and operating loss carryforwards.

As of December 31, 2001, we had recorded a full valuation-allowance against its deferred tax assets due to the uncertainty surrounding the reliability of these assets.  In order to record the full valuation against the previously recognized tax assets, the Company recorded a realized charge of $23.9 million in the fourth quarter of 2001.

Liquidity and Capital Resources

Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital.  Historically, we have funded our cash requirements primarily through the public and private sale of equity securities, commercial credit facilities and capital leases.  In 2000 we funded our cash requirements in part from operations.  At June 30, 2002, we had $53.0 million in cash and cash equivalents and $24.7 million in marketable securities.

Cash used in operating activities was $4.6 million for the six months ended June 30, 2002. This represents an operating loss of $5.6 million and changes in working capital items consisting primarily of uses of cash for accrued expenses, including payments related to the restructuring accruals, of $10.3 million.  This was partially offset from collections of accounts receivable of $7.9 million and non-cash depreciation of $3.2 million.

Our investing activities consisted primarily of net purchases of marketable securities of $10.7 million for the six months ended June 30, 2002.  Our capital expenditures for the six months ended June 30, 2002 were approximately $686,000.  Management expects that capital expenditures will total approximately $1.3 million for the remaining months of 2002.  The decrease from 2001 is due to reduced capital infrastructure requirements.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2002, principally representing proceeds from stock option exercises and employee stock purchase plan, offset in part by the quarterly payment on the long-term obligation to Broadvision.  Net cash provided by financing activities also included a $1,050,000 settlement payment from the Tudor entity in relation to the suit brought by Aron Rosenberg on our behalf on October 31, 2000.  See Part II, Item 1 (Legal Proceeding) for further details.

Effective June 13, 2002, we entered into a $15 million revolving line of credit with the bank which provides for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable.  The line of credit bears interest at the bank’s prime rate (4.75% at June 30, 2002).  As of June 30, 2002, approximately $7.9 million was available for future borrowings.  The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability.  As of June 30, 2002, we are in compliance with all related financial covenants and there were no outstanding borrowings under the facility.  Unlike our prior credit facility, this line of credit does not require us to fully cash secure all of our letters of credit (LC’s).  However, we are required to maintain $18 million of unrestricted cash with the bank at all times during the term of the line of credit.  As a result of this requirement, this revolving line of credit does not increase the amount of net cash  available to us during the term of the facility.

As of June 30, 2002, we had commitments totaling approximately $16,118,000 in the form of outstanding LC’s in favor of our various landlords to secure obligations under our facility leases.  All LC’s were cash secured as of June 30, 2002.

As of July 31, 2002, $7 million of the LC’s outstanding were secured under the revolving line of credit, while the remaining $9.1 million of LC’s outstanding were cash collateralized.

At June 30, 2002, our contractual cash obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease Commitments	$96,509	$8,455	$31,654	$29,629	$26,771
BroadVision Settlement	$1,000	$1,000	—	—	—

We believe that with our existing financial resources, together with cash generated by our second half 2002 operations, will be able to meet our cash requirements for at least the next twelve months.

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

We incurred a loss in each quarter of fiscal 2001 and the first two quarters of 2002.  As of June 30, 2002, we had an accumulated deficit of $176.0 million. Although our revenues have grown significantly in the past, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain these growth rates. In addition, we believe the current worldwide economic downturn will continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to achieve profitability on a quarterly or annual basis.

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

Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. In addition, we believe the current economic downturn worldwide has increased the average length of our sales cycle as customers have deferred implementing new e-commerce or customer relationship management solutions. We may incur significant sales and marketing expenses in anticipation of licensing our products, and if we do not achieve the level of revenues we expected, our operating results will suffer and our stock price may decline. These potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent other parties from using our intellectual property without our permission. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $14.0 million had been paid as of June 30, 2002.

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

•                                            obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•                                            redesign those products or services to avoid infringement; or

•                                            refund the license fees paid to us for the infringing product.

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

We currently maintain offices in Australia, Canada, England, France, Germany, Japan, the Netherlands, and Sweden. We derived 29% of our total revenues from customers outside the United States for the six months ending June 30, 2002. We anticipate that revenues from customers outside the United States could account for an increased portion of our total revenues for the foreseeable future. To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets. Our operations outside North America are subject to additional risks, including:

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

We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our ATG 5.5 e-Business Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

Our software products may contain errors or defects that could result in lost revenues, delayed or limited market acceptance, or product liability claims with substantial litigation costs.

Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released.  Despite internal testing and testing by customers, these products, as well as our existing products, may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

We acquired Petronio Technology Group in May 2000 for approximately $1.2 million and Toronto Technology Group Inc. in July 2000 for approximately $12.0 million. These acquisitions did not produce the revenues and synergies we expected. We incurred approximately $5.3 million in restructuring charges during the year ended December 31, 2001 related to the write off of unamortized goodwill and the settlement of restricted stock in connection with these acquisitions. In addition, we incurred additional restructuring charges during the year ended December 31, 2001 in reducing headcount related to the Toronto Technology Group Inc. acquisition.

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

Our success will depend heavily on the continued use of the Internet for e-commerce. The current worldwide economic downturn has reduced demand for our products as customers and potential customers delay or cancel the implementation of customer relationship management solutions. If the market for our products and services does not continue to mature, we will be unable to execute successfully our business plan. Adoption of electronic commerce and customer relationship management, particularly by those companies that have historically relied upon traditional means of commerce, will require a broad acceptance of different methods of conducting business. Our future revenues and profits will substantially depend on the Internet being accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability.

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

Businesses use our ATG Personalization Server product to develop and maintain profiles to tailor the content to be provided to Web site visitors. When a visitor first arrives at a Web site, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor’s identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Personalization Server tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user’s behavior on the Web site. Privacy concerns may cause visitors to resist providing the personal data or avoid Web sites tracking the Web behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

We currently are the subject of securities class action litigation. If a court awards damages to the plaintiffs, the total amount could exceed the limit of our existing insurance. This litigation also may divert management’s attention and resources. We may be the target of  similar litigation in the future if the market for our stock becomes volatile. For a further description of the pending litigation, see “Item 1. Legal Proceedings” in Part II of this quarterly report.

Our executive officers and directors will be able to influence matters requiring stockholder approval and could delay or prevent someone from acquiring or merging with us on terms favored by a majority of our independent stockholders.

Our executive officers and directors beneficially owned approximately 15.7% of our common stock as of June 30, 2002. As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent someone from acquiring or merging with us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign–based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  The impact of fluctuations in the relative value of other currencies was not material for the three and six months ended June 30, 2002. We do not use derivative financial instruments to hedge foreign currency exposures or for speculative investment purposes and only invest in financial investments that meet high credit quality standards, as specified in the our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding

On October 31, 2000, Aron Rosenberg, one of our stockholders, brought a claim on our behalf in the U.S. District Court for the District of Delaware. Mr. Rosenberg alleged that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of our common stock after our initial public offering on July 20, 1999. Those entities acquired our common stock upon conversion of our Series D preferred stock that they acquired more than six months before the initial public offering. Mr. Rosenberg claimed that those entities should be deemed to have purchased our common stock when our stockholders approved an amendment to our certificate of incorporation related to our preferred stock on June 18, 1999. He also claimed that those entities obtained profits of more than $70 million in connection with sales of our common stock within six months after June 18, 1999, and that those profits should be paid to us. In January 2002, the parties entered into a settlement agreement that was subsequently approved by the court. The settlement provided that Tudor would pay $1,050,000 to us and $400,000 to the plaintiff’s attorneys, in return for which we would release Tudor from any claims under Section 16 of the Securities Exchange Act arising from the facts and circumstances alleged in the complaint.   On May 23, 2002 Tudor made the payment to us and this matter is now closed.

We and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we and the named officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California on various dates in August and September 2001. These three California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as lead plaintiffs in the consolidated action. It also appointed two law firms as co-lead counsel, and a third law firm as liaison counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions.  On April 19, 2002 we filed a motion to dismiss the case.  The plaintiffs have filed their opposition to the motion, and the Company has submitted a response.  While management believes the claims against us are without merit and intends to defend the action vigorously, the litigation is in the preliminary stage.

We are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 22, 2002.  At the meeting, Joseph T. Chung and Jeet Singh were reelected as Class III Directors.  The vote with respect to each nominee is set forth below:

	Total Vote for Each Director	Total Vote Withheld From Each Director

Mr. Chung	57,466,915	6,084,968
Mr. Singh	60,958,348	2,593,535

Additional Directors of the Company whose terms of office continue after the meeting are Scott Jones, Ilene H. Lang, Thomas Matlock, Paul Shorthose and Phyllis S. Swersky.  In addition, on July 10, 2002 we announced the addition of Rob Held and Mary Makela to our board of directors.

The stockholders also approved an amendment of our 1999 Employee Stock Purchase Plan to increase by 2,000,000 shares to 3,000,000 shares, the number of shares of common stock authorized for issuance under this Plan, by a vote of 61,755,755 shares for, 1,740,690 shares against and 55,438 shares abstaining, with zero broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1            Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated June 13, 2002.

•                    Intellectual Property Security Agreement between the Registrant and Silicon Valley Bank dated June 13, 2002.

•                    Exhibit C-1 to Intellectual Property Security Agreement between the Registrant and Silicon Valley Bank dated June 13, 2002.

(b)                                  Reports on Form 8-K

On April 1, 2002 we filed a Current Report on Form 8-K reporting on Item 4 a change in our independent accountants from Arthur Andersen LLP to Ernst & Young LLP.  A letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 1, 2002 was filed under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 9, 2002.

ART TECHNOLOGY GROUP, INC.

(Registrant)

By:	/s/ Edward Terino
Edward Terino
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

STATEMENT PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Art Technology Group, Inc.

Dated: August 9, 2002

/s/ Paul G. Shorthose
Paul G. Shorthose
Chief Executive Officer

/s/ Edward Terino
Edward Terino
Chief Financial Officer