Form 10-Q
period 2002-09-30
ART TECHNOLOGY GROUP INC
filed 2002-11-15
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 7, 2002 there were 70,475,324 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	September 30, 2002	December 31, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$47,010	$49,493
Marketable securities	20,847	14,057
Accounts receivable, net of reserves of approximately $1,518 and $3,539 at September 30, 2002 and December 31, 2001, respectively	20,412	30,532
Unbilled services	798	274
Prepaid expenses and other current assets	5,973	5,541

Total Current Assets	95,040	99,897

Restricted cash	4,604	16,757
Property and Equipment, Net	11,204	16,171
Other Assets	1,520	4,663

	$112,368	$137,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$500	$2,000
Accounts payable	4,626	4,160
Accrued expenses	18,981	24,718
Deferred revenue	13,646	17,628
Accrued restructuring, short-term	9,125	13,398

Total Current Liabilities	46,878	61,904

Accrued restructuring, less current portion	28,779	32,675

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value— Authorized—10,000,000 Issued and outstanding – no shares	—	—
Common stock, $.01 par value— Authorized—500,000,000 Issued and outstanding — 70,460,324 shares and 68,982,030 shares at September 30, 2002 and December 31, 2001 respectively	704	689
Additional paid-in capital	216,944	214,597
Deferred compensation	(586)	(1,558)
Accumulated deficit	(179,035)	(170,379)
Accumulated other comprehensive income	(1,316)	(440)

Total Stockholders’ Equity	36,711	42,909

	$112,368	$137,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Product licenses	$11,825	$13,411	$36,574	$57,975
Services	12,677	17,042	40,403	51,267

Total Revenues	24,502	30,453	76,977	109,242

Cost of Revenues:
Product licenses	1,118	1,075	3,257	3,222
Services	8,119	10,546	25,941	38,941

Total Cost of Revenues	9,237	11,621	29,198	42,163

Gross Profit	15,265	18,832	47,779	67,079

Operating Expenses:
Research and development	5,419	7,218	16,552	24,397
Sales and marketing	9,713	20,506	33,269	77,341
General and administrative	3,021	5,299	7,778	20,359
Stock-based compensation	246	298	774	1,002
Restructuring	—	—	(89)	44,235

Total Operating Expenses	18,399	33,321	58,284	167,334

Loss from Operations	(3,134)	(14,489)	(10,505)	(100,255)
Interest and Other Income, Net	77	809	1,849	4,161

Net loss before benefit from income taxes	(3,057)	(13,680)	(8,656)	(96,094)

Benefit from Income Taxes	—	(4,651)	—	(32,273)

Net loss	$(3,057)	$(9,029)	$(8,656)	$(63,821)

Basic and diluted net loss per share	$(0.04)	$(0.13)	$(0.12)	$(0.93)

Basic and diluted weighted average common shares outstanding	69,954	68,762	69,737	68,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended
	September 30, 2002	September 30, 2001

Cash Flows from Operating Activities:
Net loss	$(8,656)	$(63,821)
Adjustments to reconcile net loss to net cash used in operating activities–
Stock-based compensation	774	1,002
Depreciation and amortization	5,430	6,763
Loss on disposal of fixed assets, net	633	4,985
Benefit from income taxes	—	(32,273)
Compensation expense related to issuance of restricted shares		2,574
Changes in current assets and liabilities–
Accounts receivable, net	10,120	21,491
Unbilled services	(524)	832
Prepaid expenses and other current assets	(432)	(3,244)
Restricted cash	12,153	(16,757)
Accounts payable	466	(7,800)
Accrued expenses	(5,737)	(5,646)
Deferred revenues	(3,982)	(4,836)
Accrued restructuring	(8,169)	30,228

Net cash provided by (used in) operating activities	2,076	(66,502)

Cash Flows from Investing Activities:
Proceeds from (purchases of) marketable securities, net	(6,790)	64,416
Purchases of property and equipment	(843)	(12,499)
Decrease in other assets	3,143	2,015

Net cash (used in) provided by investing activities	(4,490)	53,932

Cash Flows from Financing Activities:
Tudor Settlement (Footnote 11)	1,050	—
Proceeds from exercise of stock options	108	1,085
Proceeds from employee stock purchase plan	1,402	1,534
Payments on long-term obligations	(1,500)	(1,500)

Net cash provided by financing activities	1,060	1,119

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(1,129)	(103)

Net Decrease in Cash and Cash Equivalents	(2,483)	(11,554)
Cash and Cash Equivalents, Beginning of Period	49,493	53,255

Cash and Cash Equivalents, End of Period	$47,010	$41,701

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States.  While the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2001 Annual Report and Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

Options to purchase a total of 11,923,728 shares as of September 30, 2002 and 13,765,375 shares of common stock and 18,745 shares of restricted stock as of September 30, 2001, have been excluded from the computation of diluted weighted average shares outstanding, as the effect of their inclusion would have been antidilutive.

3.                                       REVENUE RECOGNITION

ATG recognizes product license revenue from licensing the rights to use its software to third parties. ATG also generates service revenue from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers governing the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices, provide the basis for establishing vendor–specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement.

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

Revenues from professional service arrangements are recognized on either a time-and-materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by ATG in advance of billings.  For the three months ended September 30, 2002 one customer represented 10% to 15% of the Company’s total revenues.

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

5.                                       CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). In accordance with SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at date of purchase of ninety days or less. Marketable securities are investment–grade securities with maturities at date of purchase of greater than ninety days.  The average maturity of the Company’s marketable securities was approximately 4.8 months and 4.3 months at September 30, 2002 and December 31, 2001, respectively.  At September 30, 2002 and December 31, 2001, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $24,000 and $163,000.  Restricted cash represents the portion of ATG's outstanding letters of credit that are cash collateralized as of September 30, 2002 and December 31, 2001 (see Note 6).

	September 30, 2002	December 31, 2001
	(in thousands)
Cash and cash equivalents–
Cash	$7,655	$10,518
Money market accounts	40,296	38,975

Total cash and cash equivalents	$47,951	$49,493

Marketable securities–
Corporate securities	$20,847	$14,057

Total marketable securities	$20,847	$14,057

Restricted cash–
Restricted cash	$4,604	$16,757

Total restricted cash	$4,604	$16,757

6.                                       LONG-TERM OBLIGATIONS

In connection with a settlement of the patent infringement claim by BroadVision, Inc. (“BroadVision”), ATG acquired a perpetual, paid-up license for BroadVision’s patented technology. ATG paid $11,000,000 and $2,000,0000 during the year ended December 31, 2000 and 2001, respectively.  ATG paid $1,500,000 through the nine months ended September 30, 2002 and will pay the remaining $500,000 in the quarter ending December 31, 2002, which is included in the accompanying condensed consolidated balance sheet in current maturities of long-term obligations.

Throughout 2001, ATG had a working capital line-of-credit agreement with Silicon Valley Bank, which provided for borrowings of up to the lesser of $12,500,000, or 80%, of eligible accounts receivable (as defined).  The line of credit bore interest at the bank’s prime rate (4.75% at December 31, 2001) and expired in December 2001.

Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with the bank which provides for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable.  The line of credit bears interest at the bank's prime rate (4.75% at September 30, 2002).  As of September 30, 2002, approximately $1,597,000 was available for future borrowings.  The line of credit is secured by all of the Company's tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability.  Effective September 27, 2002 the revolving line of credit was modified to, among other things, increase the amount of the allowable quarterly net loss for the quarter ended September 30, 2002 from $3 million to $4.5 million.  As of September 30, 2002, ATG is in compliance with all related financial covenants.  While there were no outstanding borrowings under the facility at September 30, 2002, the Company has issued letters of credit (LC's) totaling $11.3 million, which are supported by this facility.  During the term of the credit facility, ATG is no longer required to fully cash secure all of its LC's.  However, the Company is required to maintain $18 million of unrestricted cash with the bank at all times during the term of the line of credit.  As a result of this requirement, this revolving line of credit does not increase the amount of net cash available to the Company during the term of the agreement.  The revolving line of credit expires on December 27, 2002.  In the event that the Company does not comply with any of the covenants within the line of credit or defaults on any of its provisions, the bank's significant remedies include, 1) declaring all obligations immediately due and payable; 2) ceasing to advance money or extend credit for ATG's benefit, and; 3) apply to the obligations any balances and deposits held by ATG or any amount held by the bank owing to or for the credit or the account of ATG.  If the agreement expires, or is not extended, the bank will require outstanding LC's at that time to be cash secured on terms acceptable to the bank.

As of September 30, 2002, ATG had commitments totaling approximately $15,875,000 in the form of outstanding LC’s in favor of ATG’s various landlords to secure obligations under ATG’s facility leases.  As of September 30, 2002, $4,604,000 of the LC’s were cash collateralized.  At December 31, 2001, the Company had commitments totaling approximately $16,757,000 of outstanding LC's in favor of ATG's various landlords to secure obligations under the Company's facility leases.  All of these LC's were fully cash collateralized as of December 31, 2001.

7.                                       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss) representing items recorded directly within stockholders’ equity.  The following were the components of ATG’s comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net loss	$(3,057)	$(9,029)	$(8,656)	$(63,821)
Foreign currency translation loss (gain)	249	(117)	(876)	(272)

Comprehensive loss	$(2,808)	$(9,146)	$(9,532)	$(64,093)

The accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 of $1,316,000 and $440,000, respectively, consisted entirely of the cumulative foreign currency translation adjustment.

8.                                       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in order to assess performance and allocate resources.  ATG’s chief operating decision-makers, as defined under SFAS No. 131, are the members of its executive management team.  To date, the Company has viewed its operations and manages its business as principally one segment with two major offerings:  software licenses and services.  ATG evaluates these product offerings based on their respective gross margins.  As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues from sources outside of the United States were approximately $7,471,000 and $11,754,000 for the three months ended September 30, 2002 and 2001, respectively, and $22,912,000 and $38,074,000 for the nine months ended September 30, 2002 and 2001, respectively.  ATG’s revenue from international sources were primarily generated from customers located in Europe, Canada and Asia Pacific.  All of ATG’s software license sales for the three and nine months ended September 30, 2002 and 2001 were delivered from its headquarters located in the United States.

The following table represents the percentage of total revenues by geographical location:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

United States	70%	61%	70%	65%
United Kingdom (UK)	20	9	19	12
Germany	4	11	4	7
Europe, Middle East and Africa (excluding UK and Germany)	1	12	3	10
Other	5	7	4	6

	100%	100%	100%	100%

9.                                       COMMITMENTS AND CONTINGENCIES

In August 1999, ATG entered into a new facility lease for its corporate headquarters that expires in August 2006.  Upon occupancy of the new facility, ATG issued the lessor a letter of credit in the amount of $1,500,000.  Additionally, ATG has offices, primarily for sales and support personnel, in eight domestic locations as well as ten foreign countries.

The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of September 30, 2002 are as follows:

Years Ending September 30	Operating Leases
(in thousands)
Remainder of 2002	$4,186
2003	16,812
2004	15,444
2005	16,145
2006	14,085
Thereafter	28,272
$94,944

Of the $94.9 million in future minimum lease payments, $56.7 million is included in the Company’s restructuring accrual at September 30, 2002.  The $56.7 million is reduced to $37.6 million taking into consideration estimated sublease income and vacancy periods as of September 30, 2002 (see Note 10).

ATG’s German subsidiary, Art Technology Group GmbH, has been named a defendant in a breach of contract lawsuit filed in Germany on July 18, 2002 based on a claim that the subsidiary failed to pay rent of 1.4 million euros (approximately $1,403,920 as of November 7, 2002) plus 8% interest on certain office space and failed to provide a guarantee of 675,000 euros (approximately $676,890 as of November 7, 2002), (see Note 11).

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

The significant components of the restructuring charges were as follows (in thousands):

	RESTRUCTURING CHARGES			Payments in the Nine Months Ended September 30, 2002	Accrued Restructuring Charges as of September 30, 2002
	Twelve Months Ended December 31, 2001	Payments or Write-Offs in 2001	Accrued Restructuring Charges as of December 31, 2001

Facilities-related costs	$60,918	$16,208	$44,710	$7,076	$37,634

Employee severance, benefits and related costs	7,938	6,748	1,190	920	270

Asset impairments	5,570	5,570	—	—	—

Exchangeable share settlement	1,263	1,263	—	—	—

Marketing costs	851	851	—	—	—

Legal and accounting costs	405	232	173	173	—

Total	$76,945	$30,872	$46,073	$8,169	$37,904

The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide which are no longer required as a result of the reduction in personnel.  In determining the facilities-related costs, ATG estimated the vacancy period and sublease income.  A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge.  The net change in estimate was an additional charge of $1.5 million in the fourth quarter.  Of the $1.5 million charge, a credit of $8.2 million was realized due to the termination buy-out of a certain lease included in the second quarter charge of $9.3 million, which is being paid ratably over 4.5 years.  This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis indicating lower sublease rates and higher vacancy periods for two leases provided for in the second quarter.  Included in the facility-related costs was the write-off of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively.  These fixed assets were directly related to the restructured excess office facilities.

The employee severance cost component of the restructuring charge was related to reductions in personnel.  As part of the restructuring, ATG terminated the employment of 530 employees, or 46% of its workforce.  Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative, and 12% from research and development.

The asset impairment costs included the write-off of the remaining unamortized goodwill of approximately $4.0 million, which was related to two professional service acquisitions completed in 2000. In addition the Company determined that approximately $1.4 million of purchased software was impaired due to the Company’s revised product development strategy.

ATG settled 11,762 exchangeable shares with a certain employee.  Upon settlement, the company recorded $1.3 million as a charge to restructuring.

During the second quarter of 2002 ATG recorded a net change increasing the restructured lease obligation accruals by $447,000. The Company increased one lease obligation estimate by $1.3 million as a result of adjusting the estimated sublease income and vacancy assumptions due to the continued weakening of the real estate market in that location.  Offsetting this increase, ATG recognized a benefit of $853,000 from two other restructured lease obligation accruals due to favorable sublease transactions consummated during the current quarter.  This net charge has been offset by the Company receiving a refund of $536,000 relating to the marketing component of the restructuring charge recorded in fiscal 2001, resulting in a net credit to income of $89,000 for the quarter ended June 30, 2002.

At September 30, 2002, ATG had an accrued restructuring liability of $37.9 million, of which $28.8 million was long-term.  The majority of the remaining liability is comprised of facility-related costs.

11.                                 LITIGATION

On October 31, 2000, Aron Rosenberg, one of the Company’s stockholders, brought a claim on ATG’s behalf in the U.S. District Court for the District of Delaware.  Mr. Rosenberg alleged that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of ATG’s common stock after its initial public offering on July 20, 1999.  Those entities acquired the Company’s common stock upon conversion of its Series D Preferred Stock that they acquired more than six months before the initial public offering.  Mr. Rosenberg claimed that those entities should be deemed to have purchased the Company’s common stock when the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation related to preferred stock of the Company on June 18, 1999.  He also claimed that those entities obtained profits of more than $70 million in connection with sales of the Company’s common stock within six months after June 18, 1999, and that those profits should be paid to the Company.  In January 2002, the parties entered into a settlement agreement, later approved by the court, providing that Tudor would pay $1,050,000 to the Company and $400,000 to the plaintiff’s attorneys, in return for which the Company would release Tudor from any claims under Section 16 of the Exchange Act arising from the facts and circumstances alleged in the complaint.  On May 23, 2002 Tudor made the payment to the Company and this matter is now resolved.  The receipt of the settlement of $1,050,000 has been recorded as contributed capital within additional paid–in capital in the accompanying unaudited condensed consolidated balance sheet.

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

A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002.  The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff.  ATG’s defense to the suit is based, in part, on the plaintiff’s failure to deliver the premises in habitable condition.  A preliminary hearing on the matter is set for November 14, 2002.  The plaintiff is seeking to recover approximately 1.4 million euros (approximately $1,403,920 as of November 7, 2002) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $676,890 as of November 7, 2002).  The amount that represents unpaid rent may change before the hearing, at the plaintiff’s option, to account for any additional rents accruing prior to the hearing date.  The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by the court.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

12.           RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Standards Accounting Board issued SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) in July 2001.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  SFAS No. 142 requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS No. 142.  Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible asset obtained is through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  Intangible assets with determinable lives will continue to be amortized over their respective useful lives.  The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

During fiscal 2001, the Company determined that the remaining unamortized goodwill of $4.0 million associated with two professional services acquisitions was impaired, which was included as a component of the restructuring charge recorded in the fourth quarter of fiscal 2001 (see Note 10).  The effect of no longer amortizing goodwill in accordance with SFAS 142 for the three and nine months ended September 30, 2001 is as follows:

	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2001

Reported net loss	$(9,029)	$(63,821)
Add back: Goodwill amortization	337	2,105
Adjusted net loss	$(8,692)	$(61,716)

Basic and Diluted earnings per share:

Reported net loss	$(0.13)	$(0.93)
Goodwill amortization	0.00	0.03
Adjusted net loss	$(0.13)	$(0.90)

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121’s fundamental provisions for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting period to a component of an entity that either has been disposed of or is classified as held for sale.  The Company adopted SFAS No. 144, effective January 1, 2002 which did not have a material impact on its financial position or results of operations.

In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses.  In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations.  The Company has historically accounted for such reimbursements as a reduction of the cost of revenues.  The Company adopted Topic No. D-103 effective January 1, 2002.  Comparative condensed consolidated financial statements for prior periods have been reclassified to comply with the guidance in Topic No. D-103.  The impact of the reclassification was to increase revenues by 2% and 1% in the three and nine months ended September 30, 2002, and by 1% for the three and nine months ended September 30, 2001, respectively.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities.  This Statement supercedes EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and establishes when a liability for a cost associated with an exit or disposal activity must be recognized, which is at the time the liability is incurred.  Severance pay, in many cases, would be recognized over time rather than up front.  If the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service.  The Company is required to adopt FAS 146 on December 31, 2002, and the impact is not expected to be material to its consolidated financial statements.

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

We currently maintain offices in Australia, Canada, England, France, Germany, Japan, the Netherlands, Sweden, and the United States.  Revenues from customers outside the United States accounted for 30% and 39% of our total revenues for the three months ended September 30, 2002 and 2001, respectively and 30% and 35% of our total revenues for the nine months ended September 30, 2002 and 2001, respectively.  In 2001, we began entering into sales contracts denominated in foreign currencies.  On September 18, 2002, our Board of Directors formally approved our foreign currency hedging program to mitigate the risk of foreign currency fluctuations.  As of September 30, 2002 there were no foreign currency hedging contracts outstanding.

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

RESEARCH AND DEVELOPMENT COSTS

We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS No. 86), which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product.  Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers.  Judgment is required in determining when technological feasibility is established.  We believe that the time period from reaching technological feasibility until the time of general product release is very short.  Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

RESTRUCTURING EXPENSE

We record restructuring charges in accordance with ETIF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SAB 100, (Restructuring and Impairment Charges).  These pronouncements require that we make estimates surrounding the amounts ultimately to be paid for actions that we have taken.  At September 30, 2002, there are various accruals made for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sub-lease income or the period of time the facilities will be vacant and sub-leased.  In the quarter ended June 30, 2002, we recorded a net change increasing our restructured lease obligation accruals by $447,000 due to a change in sub-lease income and vacancy assumptions offset by favorable sub-lease transactions executed during the second quarter of 2002.  This charge has been offset as a result of us receiving a refund of $536,000 related to the marketing component of the restructuring charge recorded in fiscal 2001, resulting in a net credit to income of $89,000 for the quarter ended June 30, 2002.  Although we do not anticipate significant changes to our restructuring accruals, the actual costs may differ from that recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we are successful in terminating our lease obligations prior to the scheduled termination date.  Such changes could have a material impact on our operating results.

ACCOUNTING FOR INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary.  At September 30, 2002 and December 31, 2001, our deferred tax asset was fully reserved.  In addition, we have provided for potential amounts due in various foreign tax jurisdictions.  Judgment is required in determining our worldwide income tax expense provision.  In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain.  Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities.  Although, we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals.  Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
REVENUES:
Product licenses	48%	44%	48%	53%
Services	52	56	52	47

Total revenues	100	100	100	100
Total cost of revenues	38	38	38	39

Gross margin	62	62	62	61

OPERATING EXPENSES:
Research and development	22	24	22	22
Sales and marketing	40	67	43	71
General and administrative	12	17	10	18
Stock-based compensation	1	1	1	1
Restructuring costs	—	—	—	41

Total operating expenses	75	109	76	153

LOSS FROM OPERATIONS	(13)	(47)	(14)	(92)
Interest and Other Income, Net	1	2	2	4
Net loss before benefit from income taxes	(12)	(45)	(11)	(88)

BENEFIT FROM INCOME TAXES	—	(15)	—	(30)

Net loss	(12)%	(30)%	(11)%	(58)%

The following table sets forth the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Cost of product license revenues	9%	8%	9%	6%

Cost of services revenues	64%	62%	64%	76%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

Total revenues decreased 20% to $24.5 million for the three months ended September 30, 2002 from $30.5 million for the three months ended September 30, 2001. The decrease was primarily attributable to the slowing economy, reduced information technology spending and lengthening of the sales cycle.  Revenues generated from international customers decreased to $7.5 million for the three months ended September 30, 2002 from $11.8 million for the three months ended September 30, 2001.  For the three months ended September 30, 2002 one customer represented 10% to 15% of the our total revenues.

Total revenues decreased 30% to $77.0 million for the nine months ended September 30, 2002 from $109.2 million for the nine months ended September 30, 2001. The decrease was primarily attributable to the slowing economy, reduced information technology spending and lengthening of the sales cycle.  Revenues generated from international customers decreased to $22.9 million for the nine months ended September 30, 2002 from $38.1 million for the nine months ended September 30, 2001.

We expect total revenues to decrease in 2002 as compared to 2001 and the trend of international revenues as a percentage of total revenues to be 25% to 28% through the remainder of 2002.

Product License Revenues

Product license revenues decreased 12% to $11.8 million for the three months ended September 30, 2002 from $13.4 million for the three months ended September 30, 2001. This decrease was primarily attributable to the slowing economy, reduced information technology spending and lengthening of the sales cycle.  Product license revenues generated from international customers decreased to $4.2 million for the three months ended September 30, 2002 from $5.7 million for the three months ended September 30, 2001.

Product license revenues decreased 37% to $36.6 million for the nine months ended September 30, 2002 from $58.0 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the slowing economy, reduced information technology spending and lengthening of the sales cycle.  Product license revenues generated from international customers decreased to $12.1 million for the nine months ended September 30, 2002 from $21.8 million for the nine months ended September 30, 2001.

Product license revenues as a percentage of total revenues for the three months ended September 30, 2002 and 2001 were 48% and 44%, respectively, and for the nine months ended September 30, 2002 and 2001 were 48% and 53%, respectively. We expect product revenues as a percentage of total revenue to trend toward 50% for the remainder of 2002.  We expect product license revenues to decrease in 2002 as compared to 2001.

Services Revenues

Services revenues decreased 26% to $12.7 million for the three months ended September 30, 2002 from $17.0 million for the three months ended September 30, 2001.  The decrease was primarily attributable to the slowing economy and reduced information technology spending.  Additionally, as a result of lower product sales, support and maintenance revenues and professional services revenues have decreased.

Services revenues decreased 21% to $40.4 million for the nine months ended September 30, 2002 from $51.3 million for the nine months ended September 30, 2001.  The decrease was primarily attributable to the slowing economy and reduced information technology spending.  Additionally, as a result of lower product sales, support and maintenance revenues and professional services revenues have decreased.

Services revenues as a percentage of total revenues for the three months ended September 30, 2002 and 2001 were 52% and 56%, respectively, and for the nine months ended September 30, 2002 and 2001 were 52% and 47%, respectively.  We expect service revenues as a percentage of total revenues to trend toward 50% for the remainder of 2002.

Cost of Product License Revenues

Cost of license revenues was $1.1 million for both the three months ended September 30, 2002 and 2001, and was $3.2 million for both the nine months ended September 30, 2002 and 2001.  The material components of cost of license revenues consist of the BroadVision settlement, compensation and benefit costs associated with sustaining engineering activities, and the software and maintenance costs associated with products that are embedded into current ATG Products.  In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce.  As part of the settlement, we, in return for cash payments, received a non-exclusive, worldwide, perpetual, paid-up license to make, use and sell products arguably covered by the patent and any other patents that may be issued in the future that are related to the original patent.  We agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues.  An initial payment of $8 million in February 2000 was expensed in the fourth quarter of 1999, and the remaining $7.0 million is being expensed ratably over a three-year period that began in the first quarter of 2000.  For both the three months ended September 30, 2001 and 2002, we expensed $583,000, and for both the nine months ended September 30, 2002 and 2001, we expensed $1.75 million.  We will pay the final quarterly installment of $500,000 in the three months ending December 31, 2002.

Our gross product margin decreased slightly to 91% for the three months ended September 30, 2002 from 92% for the three months ended September 30, 2001, and decreased slightly to 91% for the nine months ended September 30, 2002 from 94% for the nine months ended September 30, 2001 primarily due to lower license sales.  For the remainder of 2002, we anticipate our gross product margin to remain consistent as compared to the three months ended September 30, 2002.

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

Cost of services revenues decreased 23% to $8.1 million for the three months ended September 30, 2002 from $10.5 million for the three months ended September 30, 2001. The decrease was primarily attributable to a reduction in our professional services workforce. Approximately 64% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 36% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

Cost of services revenues decreased 33% to $25.9 million for the nine months ended September 30, 2002 from $38.9 million for the nine months ended September 30, 2001. The decrease was primarily attributable to a reduction in our professional services workforce. Approximately 50% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 50% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

Our gross service margin decreased slightly to 36% for the three months ended September 30, 2002 from 38% for the three months ended September 30, 2001, and increased to 36% for the nine months ended September 30, 2002 from 24% for the nine months ended September 30, 2001 due to increased utilization percentages, decreases in third party contractors and our restructuring efforts.  We anticipate gross service margins to trend toward 35% and 40% for the remainder of 2002.

Research and Development Expenses

Research and development expenses consist primarily of salary and related cost to support product development.  To date, all software development costs have been expensed as research and development in the period incurred.

Research and development expenses decreased 25% to $5.4 million for the three months ended September 30, 2002 from $7.2 million for the three months ended September 30, 2001.  The decrease was primarily attributable to reduction in our workforce.  Approximately 68% of the decrease is related to decreased salaries and related benefits.  The remaining 32% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

Research and development expenses decreased 32% to $16.6 million for the nine months ended September 30, 2002 from $24.4 million for the nine months ended September 30, 2001.  The decrease was primarily attributable to reduction in our workforce.  Approximately 49% of the decrease is related to decreased salaries and related benefits.  Approximately 22% of the decrease was due to a reduction in the use of third party contractors.  The remaining 29% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

Research and development expenses as a percentage of total revenues for the three months ended September 30, 2002 and 2001 were 22% and 24%, respectively, and for the nine months ended September 30, 2002 and 2001 were both 22%.  We anticipate that research and development expenses as a percentage of total revenues will remain at our current levels through the remainder of 2002.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and other related benefits costs, travel, public relations, advertising, and marketing materials and events.

Sales and marketing expenses decreased 53% to $9.7 million for the three months ended September 30, 2002 from $20.5 million for the three months ended September 30, 2001. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction of our sales and marketing group.  Approximately 42% of the decrease was related to a decrease in compensation and benefit costs, and 22% of the decrease was related to a reduction in our marketing and promotional expenses.  The remaining 36% was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

Sales and marketing expenses decreased 57% to $33.3 million for the nine months ended September 30, 2002 from $77.3 million for the nine months ended September 30, 2001. The decrease is primarily attributable to cost saving initiatives that resulted in a reduction of our sales and marketing group.  Approximately 39% of the decrease was related to a decrease in compensation and benefit costs, and 28% of the decrease was from a reduction in our marketing and promotional expenses.  The remaining 23% was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

Sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2002 and 2001 were 40% and 67%, respectively, and for the nine months ended September 30, 2002 and 2001 were 43% and 71%, respectively.  We expect that sales and marketing expenses in 2002 will continue to decrease as a percentage of total revenues compared with 2001.  However, sales and marketing expense can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue growth.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

General and administrative expenses decreased 43% to $3.0 million for the three months ended September 30, 2002 from $5.3 million for the three months ended September 30, 2001.  Approximately 49% of the decrease was related to decreases in compensation and benefit costs as a result of headcount reductions through our restructuring efforts.  The remaining 51% of the decrease was attributed to a decrease in recruiting, hiring, travel, training and direct office expenses.

General and administrative expenses decreased 62% to $7.8 million for the nine months ended September 30, 2002 from $20.4 million for the nine months ended September 30, 2001.  Approximately 36% of the decrease was related to decreases in compensation and benefit costs, and 10% of the decrease was related to a reduction in our professional fees.  Approximately 37% of the decrease was attributed to a decrease in recruiting, hiring, travel, training and direct office expenses.  Approximately 24% of the decrease was in the provision for doubtful accounts for the nine months ended September 30, 2002.

General and administrative expenses as a percentage of total revenues for the three months ended September 30, 2002 and 2001 were 12% and 17%, and for the nine months ended September 30, 2002 and 2001 were 10% and 19%, respectively.  We anticipate that general and administrative expenses will remain at our current levels for the remainder of 2002.

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

The significant components of the restructuring charges are as follows (in thousands):

	RESTRUCTURING CHARGES			Payments in the Nine Months Ended September 30, 2002	Accrued Restructuring Charges as of September 30, 2002
	Twelve Months Ended December 31, 2001	Payments or Write-Offs in 2001	Accrued Restructuring Charges as of December 31, 2001
Facilities-related costs	$60,918	$16,208	$44,710	$7,076	$37,634
Employee severance, benefits and related costs	7,938	6,748	1,190	920	270
Asset impairments	5,570	5,570	—	—	—
Exchangeable share settlement	1,263	1,263	—	—	—
Marketing costs	851	851	—	—	—
Legal and accounting costs	405	232	173	173	—
Total	$76,945	$30,872	$46,073	$8,169	$37,904

The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide which are no longer required as a result of the reduction in personnel.  In determining the facilities-related costs, we estimated the vacancy period and sublease income.  A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge.  The net change in estimate was an additional charge of $1.5 million in the fourth quarter.  Of the $1.5 million charge, a credit of $8.2 million was realized due to the termination buy-out of a certain lease included in the second quarter charge of $9.3 million, which is being paid ratably over 4.5 years.  This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis, indicating lower sublease rates and higher vacancy periods for two leases provided for in the second quarter.  Included in the facility-related costs was the write-off of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively.  These fixed assets were directly related to the restructured excess office facilities.

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

During the second quarter of 2002 we recorded a net change increasing the restructured lease obligation accruals by $447,000.  We increased one lease obligation estimate by $1.3 million as a result of adjusting the estimated sublease income and vacancy assumptions due to the continued weakening of the real estate market in that location.  Offsetting this addition, we recognized a benefit of $853,000 from two other restructured lease obligation accruals recorded due to favorable sublease transactions consummated during the current quarter.   This net change has been offset by the receipt of a refund of $536,000 relating to the marketing component of the restructuring charge recorded in fiscal 2001.  This refund, offset by the $447,000 in real estate changes, resulted in a net credit of $89,000 on the income statement for the current quarter ended June 30, 2002.

At September 30, 2002, we had an accrued restructuring liability of $37.9 million, of which $28.8 million was long-term.  The majority of the remaining liability was comprised of facility-related costs.

Interest Income and Other, Net

Interest income decreased 69% to $299,000 for the three months ended September 30, 2002 from $973,000 for the three months ended September 30, 2001.  The decrease was due to the overall decrease in the average balance of cash and cash equivalents and marketable securities available for investment, and the decline in interest rates for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  Offsetting interest income was a loss from foreign currency exchange fluctuations and other income net of $222,000 for the three months ended September 30, 2002 which is an increase of 35% from $164,000 for the three months ended September 30, 2001.  The net result was $77,000 for the three months ended September 30, 2002 compared to $809,000 for the three months ended September 30, 2001.

Interest income decreased 73% to $1.1 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2001. The decrease was due to the overall decrease in the average balance of cash and cash equivalents and marketable securities available for investment, and the decline in interest rates for the nine months ended September 30, 2002 from the nine months ended September 30, 2001.  In addition, we experienced gains from foreign currency exchange fluctuations and other income of $724,000 for the nine months ended September 30, 2002 compared to $100,000 for the nine months ended September 30, 2001.  The majority of the increase was a result of the weakening dollar that occurred during the second quarter of 2002.

Benefit for Income Taxes, Net Operating Losses and Tax Credit Carryforwards

For the three and nine months ended September 30, 2002 we incurred net operating losses.  Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance against any income tax benefits generated for the period.  For the three and nine months ended September 30, 2001, we recognized a tax benefit of $4.7 million and $32.3 million, respectively.

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

Liquidity and Capital Resources

Our capital requirements relate primarily to facilities, infrastructure for new hires and working capital.  Historically, we have funded our cash requirements primarily through the public and private sale of equity securities and commercial credit facilities.  In 2000 we funded our cash requirements in part from operations.  At September 30, 2002, we had $47.0 million in cash and cash equivalents and $20.8 million in marketable securities, and $4.6 million in restricted cash.

Cash provided by operating activities was $2.1 million for the nine months ended September 30, 2002. This represents an operating loss of $8.7 million.  Changes in working capital items consist primarily of $9.7 million in cash used for accrued expenses, and deferred revenues.  An additional $8.2 million in cash was used relating to the restructuring accruals.  Restricted cash also declined by $12.2 million due to us being able to secure $11.3 million of our outstanding LC’s under our line of credit.  Our line of credit at December 31, 2001 did not allow for this type of collateralization option.  Additionally, $882,000 of the outstanding LC’s at December 31, 2001 expired during the nine months ended September 30, 2002.  This was partially offset from collections of accounts receivable of $10.1 million and non-cash depreciation of $5.4 million.

Net cash used in investing activities was $4.5 million.  Our investing activities consisted primarily of net purchases of marketable securities of $6.8 million for the nine months ended September 30, 2002.  Our capital expenditures for the nine months ended September 30, 2002 were approximately $843,000.  Management expects that capital expenditures will total approximately $300,000 to $500,000 for the remaining months of 2002.  The decrease from 2001 is due to reduced capital infrastructure requirements.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2002, principally representing proceeds from stock option exercises and employee stock purchase plan of $1.5 million, offset by our long-term obligation payments made to Broadvision of  $1.5 million.  Net cash provided by financing activities also included a $1,050,000 settlement payment from the Tudor entity in relation to the suit brought by Aron Rosenberg on our behalf on October 31, 2000.  See “Part II. Item 1, Legal Proceedings” for further details.

Effective June 13, 2002, we entered into a $15 million revolving line of credit with the bank which provides for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable.  The line of credit bears interest at the bank's prime rate (4.75% at September 30, 2002).  As of September 30, 2002, approximately $534,000 was available for future borrowings.  The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitablity.  Effective September 27, 2002 the revolving line of credit was modified to, among other things, increase the amount of the allowable quarterly net loss for the quarter ended September 30, 2002 from $3 million to $4.5 million.  As of September 30, 2002, we were in compliance with all related financial covenants.  While there were no outstanding borrowings under the facility at September 30, 2002, we have issued letters of credit (LC's) totaling $12.2 million, which are supported by this facility.  During the term of the credit facility, we are no longer required to fully cash secure all of our LC's.  However, we are required to maintain $18 million of unrestricted cash with the bank at all times during the term of the line of credit.  As a result of this requirement, this revolving line of credit does not increase the amount of net cash available to us during the term of the agreement.  The revolving line of credit expires on December 27, 2002.  In the event that we do not comply with any of the covenants within the line of credit or default on any of our provisions, the bank's significant remedies include, 1) declaring all obligations immediately due and payable; 2) ceasing to advance money or extend credit for our benefit, and; 3) apply to the obligations any balances and deposits held by us or any amount held by the bank owing to or for the credit or the account of us.  If the agreement expires, or is not extended, the bank will require outstanding LC's at that time to be cash secured on terms acceptable to the bank.

As of September 30, 2002, we had commitments totaling approximately $15,875,000 in the form of outstanding LC’s in favor of our various landlords to secure obligations under our facility leases.  As of September 30, 2002, $4,604,000 of the LC’s were cash collateralized.  At December 31, 2001, we had commitments totaling approximately $16,757,000 of outstanding LC's in favor of our various landlords to secure obligations under our facility leases.  All of these LC's were fully cash collateralized as of December 31, 2001.

At September 30, 2002, our contractual cash obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease Commitments	$94,944	$4,186	$48,401	$23,613	$18,744
BroadVision Settlement	$500	$500	—	—	—

We believe that with our existing financial resources, together with cash generated from operations, we will be able to meet our cash requirements for at least the next twelve months.

Risk Factors That May Affect Results

This quarterly report contains forward–looking statements, including statements about our growth and future operating results. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions to help identify forward-looking statements.

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

We incurred a loss in each quarter of fiscal 2001 and the first three quarters of 2002.  As of September 30, 2002, we had an accumulated deficit of $179.0 million. Although our revenues have grown significantly in the past, they have grown from a relatively small base and, as a result, we do not believe that we will be able to sustain these growth rates. In addition, we believe the current worldwide economic downturn will continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow at a rate that will allow us to achieve profitability on a quarterly or annual basis.

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

•                                          cost overruns related to fixed-price services projects;

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent other parties from using our intellectual property without our permission. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, of which $14.5 million had been paid as of September 30, 2002.

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

We currently maintain offices in Australia, Canada, England, France, Germany, Japan, the Netherlands, and Sweden. We derived 30% of our total revenues from customers outside the United States for the nine months ending September 30, 2002. We anticipate that revenues from customers outside the United States could account for an increased portion of our total revenues for the foreseeable future. To date, however, we have limited experience in international operations and may not be able to compete successfully in international markets. Our operations outside North America are subject to additional risks, including:

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

We write our software in the Java computer programming language developed by Sun Microsystems. While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our ATG 5.6 e-Business Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

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

Our executive officers and directors beneficially owned approximately 15% of our common stock as of September 30, 2002. As a result, these stockholders may be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent someone from acquiring or merging with us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign–based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  The impact of fluctuations in the relative value of other currencies was not material for the three and nine months ended September 30, 2002. We have not used derivative financial instruments to hedge foreign currency exposures or for speculative investment purposes and only invest in financial investments that meet high credit quality standards, as specified in the our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and are operating in an effective manner.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

We and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we and the named officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California on various dates in August and September 2001. These three California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as lead plaintiffs in the consolidated action. It also appointed two law firms as co-lead counsel, and a third law firm as liaison counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions.  On April 19, 2002 we filed a motion to dismiss the case.  The plaintiffs have filed their opposition to the motion, and we have submitted a response.  While management believes the claims against us are without merit and intends to defend the action vigorously, the litigation is in the preliminary stage.

A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002.  The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff.  ATG’s defense to the suit is based, in part, on the plaintiff’s failure to deliver the premises in habitable condition.  A preliminary hearing on the matter is set for November 14, 2002.  The plaintiff is seeking to recover approximately 1.4 million euros (approximately $1,403,920 as of November 7, 2002) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $676,890 as of November 7, 2002).  The amount that represents unpaid rent may change before the hearing, at the plaintiff’s option, to account for any additional rents accruing prior to the hearing date.  The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by the court.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1                           First Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 30, 2002.

10.2                           Amendment Agreement between the Registrant and Silicon Valley Bank dated October 4, 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2002.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ Edward Terino
Edward Terino
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

CERTIFICATIONS

I, Paul G. Shorthose, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Art Technology Group, Inc.;

2.   based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Art Technology Group, Inc. as of, and for, the periods presented in this quarterly report;

4.   Edward Terino, the Senior Vice President, Finance and Chief Financial Officer of Art Technology Group, Inc., and I:

•             are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for Art Technology Group, Inc.;

•             have designed such disclosure controls and procedures to ensure that material information relating to Art Technology Group, Inc., included its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

•             have evaluated the effectiveness of the disclosure controls and procedures of Art Technology Group, Inc. as of a date within 90 days prior to the filing date of this quarterly report; and

•             have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5.   Mr. Terino and I have disclosed to the auditors of Art Technology Group, Inc. and to the audit committee of the board of directors of Art Technology Group, Inc.:

•             all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Art Technology Group, Inc. to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

•             any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Art Technology Group, Inc.; and

6.   Mr. Terino and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Paul G. Shorthose
Paul G. Shorthose
President and Chief Executive Officer
(principal executive officer)

I, Edward Terino, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Art Technology Group, Inc.;

2.   based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Art Technology Group, Inc. as of, and for, the periods presented in this quarterly report;

4.   Paul G. Shorthose, the President and Chief Executive Officer of Art Technology Group, Inc., and I:

•             are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for Art Technology Group, Inc.;

•             have designed such disclosure controls and procedures to ensure that material information relating to Art Technology Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

•             have evaluated the effectiveness of the disclosure controls and procedures of Art Technology Group, Inc. as of a date within 90 days prior to the filing date of this quarterly report; and

•             have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5.   Mr. Shorthose and I have disclosed to the auditors of Art Technology Group, Inc. and to the audit committee of the board of directors of Art Technology Group, Inc.:

•             all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Art Technology Group, Inc. to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

•             any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Art Technology Group, Inc.; and

6.   Mr. Shorthose and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Edward Terino
Edward Terino
Senior Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)