Form 10-K
period 2002-12-31
ART TECHNOLOGY GROUP INC
filed 2003-03-28
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-26679

Art Technology Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3141918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25 First Street Cambridge, Massachusetts (Address of principal executive offices)	02141 (Zip Code)

(617) 386-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value with
Associated Preferred Stock Purchase Rights
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $70,516,000 based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 28, 2002.

      The number of shares of the registrant’s common stock outstanding as of March 21, 2003, was 70,987,449.

Documents Incorporated by Reference

      Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 21, 2003 are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

ART TECHNOLOGY GROUP, INC.

      ATG, Art Technology Group and Dynamo are our registered trademarks, and ATG Scenario Personalization and ATG Data Anywhere Architecture are our service marks. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1.	Business

Overview

      We develop and market software that enables consumer, retail and financial services companies to dynamically market, sell and provide services to their customers online. We offer proven, flexible online marketing, sales, and self-service software applications for consumer facing e-commerce sites. We also offer our clients related professional services including support, education and implementation services.

      Our applications are designed to help businesses gain information about their online customers and provide them the tools that enable them to build long-term relationships with their customers. In particular we believe that businesses want to optimize their consumer relations throughout the whole lifecycle of marketing to sales to post-sale services, whether online or offline. We seek to differentiate ourselves by designing products that make it simpler to develop and maintain user profile information across multiple complex data sources, easier to model and influence desired user behavior, and faster to develop and maintain dynamic web content with a smaller investment than otherwise possible.

      As of December 31, 2002, we had an installed base of more than 550 customers, with 52% in the United States, 42% in Europe and the remainder in other countries. Our principal target markets are Global 2000 companies, government organizations and other businesses that have large numbers of online users and utilize the Internet as a primary business channel. We have historically focused on providing our software and services to businesses in financial services, retail, media and entertainment, telecommunications, consumer products and services industries. We have delivered online solutions to companies such as Aetna Services, Alcatel, American Airlines, Barclays Global Investors, Best Buy, BMG Direct, Eastman Kodak, Ford Motor Credit, HSBC, J. Crew, Sun Microsystems, Walgreens, and Wells Fargo.

      We offer businesses software products and related services in three functional areas:

•	Our marketing applications are designed to allow businesses to attract new customers, promote new offerings to existing customers, and improve the cost-effectiveness of existing marketing expenditures. Our clients use our tools to integrate their online marketing activities with related sales and self-service initiatives. Our tools are designed to allow businesses to increase marketing effectiveness by visually defining desired customer experience activities and events that will drive desirable customer behavior.

•	Our online sales applications are used by our clients to facilitate transactions with consumers and our client’s channel partners. These commerce offerings are designed for the development of large consumer-facing e-commerce sites and channel partner extranets. We believe that using our online sales and marketing solutions together, our customers can create sophisticated promotions and offers that can drive incremental sales.

•	Our self-service solutions are designed to decrease call-center service costs, to improve the speed with which customer needs are met, and to increase customer loyalty and satisfaction. We believe our self-service solutions become more useful through the use of our advanced personalization capabilities, that are designed to increase the likelihood that customer inquiries will be managed online avoiding the need for costly call center inquiry.

Our Strategy

      Our objective is to be the industry leader in providing consumer-based companies with software that integrates the whole customer lifecycle, from marketing and selling to service, including the automation of online and offline transactions. We intend to achieve this objective by implementing the following key components of our strategy:

•	Focus on Commerce and Self-Service Applications. We believe the functionality and performance of our personalization and scenario servers historically have provided us with a significant differentiator for our products, and we plan to focus our enhancement efforts on these applications. In order to enhance these applications we will seek to add additional functionality that we believe will drive higher customer satisfaction and greater reliability, usability and scalability. We also will seek to offer our commerce and self-service capabilities as Web services where practical, in order to help our customers extend their enterprises and generate new revenue sources and cost savings.

•	Increase Penetration of Key Vertical Markets. We plan to focus our development and marketing efforts on consumer branded companies by developing complete solutions marketing capability that is specific to individual industries. These industries are characterized by complex transaction-oriented product offerings with sophisticated marketing needs. We believe that by optimizing our products to meet the needs of companies in these industries we can increase the benefits that we offer to these companies and in turn increase our revenues and market shares in the targeted industries.

•	Support Open Application Server Infrastructure. We support the adoption of open application server infrastructure by our old and new customers. Our current product suite fully supports application server platforms from BEA Services and IBM, our two principal competitors in the platform market. We plan to work closely with BEA Services and IBM to increase the value both new and existing customers receive from our products regardless of the platform they select. We plan to further invest in careful integration of our most valuable product components with the development tools, application integration and portal infrastructure capabilities of these platforms.

•	Continue Focused Marketing Initiatives. We are continuing to invest in promoting our company, technology, applications and solution sets through focused initiatives such as direct marketing, public relations, seminars, trade shows, speaking opportunities, web marketing, business alliance co-marketing, case studies, ATG Innovator magazine and the ATG Open User Conference. As we add industry solutions, we will develop complete solutions marketing capability that is specific to each industry we choose.

•	Leverage Existing Sales Channels. We sell our products directly to end-users and through value-added resellers. In addition, approximately one-half of our product revenue is co-sold with a variety of business entities, including systems integrators, solution providers, technology partners and value-added resellers. We currently have a broad range of business alliances throughout the world, including large system integrators like Accenture, Cap Gemini Ernst & Young, EDS, Fujitsu Consulting, HP Consulting, and SAIC, as well as regional integrators such as Analysts International, E-Tree, Rikei, Thales-IS and SBI. Our goal is to maintain close relationships directly with our customers and to motivate systems integrators to implement our applications in their projects and solution sets.

•	Leverage and Expand Service Capabilities. We have extensive experience in Web application development and integration services. Through our Professional and Educational Services organizations, we provide services to train our systems integrators, value added resellers and complementary software vendors in the use of our products and offer consulting services to assist with customer implementations. We seek to motivate our business allies and sales forces to provide joint implementation services to our end user customers. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of partners trained in the implementation and application of our products.

Products

      The market for our products is changing rapidly. When we first began to develop software products, many of the innovative and high performance elements of the application and development platform that we now use were not readily available in the market. We therefore had to create a high performance application server and many of the middle tier elements of our platform to provide for a building block style of rapid development, where one component makes use of the capabilities of another in an additive sense.

      Our product strategy has also long supported customer adoption of the whole ATG product platform as a highly reusable system of Web development components. Our customers apply high performance ATG technologies in the areas of transaction management, personalization, process modeling, and web development to go faster and further with their development activities at a much lower cost than is possible using comparable custom Web development methods. Inevitably, some of the innovative methods and technologies that once differentiated us are coalescing into industry standards and are being subsumed by capabilities offered by the major operating system and infrastructure vendors.

      Our products include the following:

ATG Relationship Management Platform. The ATG Relationship Management Platform provides a rich set of features to enable online marketing, sales, and service solutions. The functionality of the ATG Relationship Management Platform provides businesses with insight into customer behavior and the capability to respond quickly to changing customer and market needs. The ATG Relationship Management Platform is distinguished from similar products by its robust data access capabilities -the “Data Anywhere Architecture”- and its means of modeling and responding to consumer behavior. We plan to build upon our marketing platform capabilities through a combination of internal development and external partnering and product sourcing.

ATG Commerce. ATG Commerce offers a commerce solution for selling to business customers, channel partners, and consumers. Using ATG Commerce, companies can manage multiple phases of the end user lifecycle — marketing, sales, and service — while also leveraging our personalization functionality to more effectively manage relationships. ATG Commerce is built on an adaptable, flexible framework and our data access capability, and is sold bundled with the ATG Relationship Management Platform.

Online Self-Service with ATG Portal. The ATG Portal offers rich relationship management and personalization features on a proven platform that includes tools for developing, deploying, and managing customer, partner, and employee portals. It features a set of application building blocks called “portlets,” pre-built sample applications, and a suite of administrative tools. ATG Portal is sold bundled with the ATG Relationship Management Platform.

      Customers from many industry segments can develop self-service applications using various combinations of the ATG Relationship Management Platform, ATG Portal, and ATG Commerce products. We plan to work with our customers and partners to further create industry solution frameworks from these successful customer-developed applications.

      Application Services:

      ATG Publishing. The ATG Publishing module provides a customizable workflow engine so that non-technical people can create, manage, preview, and deploy content while ensuring proper quality control. The publishing tools provide the means to create product catalogs, post updates to knowledge base articles, and design targeted e-mail marketing campaigns.

      ATG Search. Through our agreement with Autonomy, we offer powerful search capabilities that help customers, partners, and employees find the information they need, thereby lowering order abandonment, reducing call center costs, enhancing customer satisfaction, and increasing employee productivity.

      Our products are fully compatible with the BEA WebLogic Application Server, and the IBM WebSphere Application Server, and also run on our ATG Dynamo Application Server.

Services

      Our services organization provides a variety of consulting, design, application development, integration, training and support services in conjunction with our products. These services are provided through our Professional Services, Education, and Customer Support Service offerings.

      Professional Services. The primary goal of our Professional Services organization is to increase customer satisfaction with our application solutions. Our Professional Services include five primary service offerings:

Structured Enabling Services. Working with a client or designated team, we offer Structured Enabling Services to facilitate project success. This is our preferred delivery model.

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

Education. We provide a broad selection of educational programs designed to train customers and partners on our applications. This curriculum addresses the educational needs of developers, technical managers, business managers, page designers, and system administrative personnel/ deployment engineers. ATG Education also offers an online learning program that complements our instructor-led training. Developers can become certified by completing the ATG Certified Dynamo Developer examination. We also offer end user training to complete the roll out of a customer’s application. We provide a full range of instructor-led and self-paced training solutions to assist customers with this key initiative.

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

Customers

      As of December 31, 2002, we had an installed base of more than 550 customers. Our principal target markets are Global 2000 companies, government organizations and other businesses that have large number of online users and utilize the Internet as a primary business channel. Our customers represent a broad spectrum of enterprises within diverse industry sectors. The following is a partial list:

Consumer Retail	Manufacturing

Best Buy Companies, Inc.	Alcatel
Cabela’s	Abbott Laboratories
Eastman Kodak	Eastman Kodak
J. Crew	General Motors
Martha Stewart Living Omnimedia	Newell Rubbermaid
Neiman Marcus	Procter & Gamble
Restoration Hardware
Target Corporation
The Finish Line
Walgreens

Financial Services	Communication & Technology

A.G. Edwards	Adobe
John Hancock Funds	Alcatel
KeyBank	BellSouth
Citibank	EMC
Ford Motor Credit	Handspring
Charles Schwab & Co., Inc.	Hewlett Packard
HSBC	Intuit
Barclays Global Investors	Sun Microsystems
MFS Investment Management
Dreyfus Service Corporation
Merrill Lynch
Pioneer Investments
Zurich Scudder Investments

International	Travel, Media and Entertainment

Benetton	American Airlines
Kingfisher PLC	BMG Direct
Direkt Anlage Bank	Gameplay GB Ltd.
Pirelli	Hilton Hotels Corporation
BBC Technology Service	Hyatt
Philips	Meredith Corporation
Heidelberger Druckmaschinen	Nintendo
Lavazza	Reader’s Digest
Roche France	Sega.com
Premier Farnell	Six Continents Hotels
Consignia	Sony Online Entertainment Inc.
Sasol	The MTVi Group
Vodafone

Technology

      We believe we are a technology leader in providing online marketing, sales and service applications due to our use of the Java programming language, our own strong component model, and our enterprise integration tools and methods.

      Java Foundation. Our products are written in Java and support Java programming for customization and extension, except for a few integration and installation modules that must be implemented in other programming languages. We have performed internal tests to certify that our ATG 6.0 Relationship Management Platform supports the current J2EE standards established by Sun Microsystems.

      We believe that our Java implementation results in the following benefits:

•	STRONG COMPONENT MODEL. Java provides a component standard known as “JavaBeans,” which enables developers to segment their code into discrete, well-defined units which can be assembled in a “building block” fashion to create new applications. JavaBeans’ modularity makes it easier to create reusable software as well as maintain existing systems.

•	PLATFORM NEUTRALITY. Java’s portability allows our applications to be run on virtually any major computer system without modification. This portability eliminates porting costs normally required to support multiple platforms or to change platforms, while allowing us to release products on major platforms simultaneously.

•	ENTERPRISE INTEGRATION. We believe that Java’s portability and direct support for distributed applications are helping Java to become the de facto standard language for enterprise system integration. We expect that Sun Microsystems’ establishment of J2EE standards will make integration even easier for those enterprise systems that support J2EE specifications.

•	FEWER PROGRAMMING ERRORS. Java’s automatic memory management reduces memory corruption errors, which typically represent the most costly and difficult software “bugs” in conventional compiled languages such as C or C++.

•	ACCELERATED DEVELOPMENT. We believe that the above features, combined with the broad availability of high-quality Java development tools, result in faster development time.

      Modular, Standards-Based Component Architecture. One of the key features of our product architecture is its high degree of modularity, achieved by building additional functionality on top of the JavaBeans component technology. Customizations and extensions built by our customers or partners using industry standard JavaBean components can be managed by our ATG Nucleus system. The ATG Nucleus system enhances the naming, configuration and lifecycle of each component, allowing components to be added, extended, duplicated or replaced without recompilation of the rest of the system. The modularity of our component technology allows our products to be adapted to meet future business needs. In contrast, producers of non-modular products must try to anticipate and develop additional functionality at the time that they market their products.

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

Research and Development

      Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the Professional Services group.

      Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products, which extend and enhance competitive product features. We continue to focus our efforts on developing new and innovative products, as well as integrating our products with external enterprise systems and third party application servers. Our research and development expenses were $21.7 million in 2002, $30.1 million in 2001, and $19.0 million in 2000. The systems we integrate with include relational databases, content management systems, search engines, and credit card payment servers.

Sales Coverage Model

      Our principal target markets are leading organizations with large constituencies who use the Internet as a primary business channel. We target these potential customers through our direct sales force and through channel partners, including systems integrators and other technology partners. We currently have approximately 160 business alliances throughout the world.

      We employ one group of sales professionals who are compensated based on product and services sales made directly to end-users and through business partners, and another group of sales professionals who are dedicated to recruiting, training, developing business plans and joint selling and marketing with business alliances such as system integrators and value added resellers. We train and assist our business partners in promoting, selling, deploying, extending and supporting our products. The objective of this strategy is to establish close product relationships directly with our customers and to motivate systems integrators to adopt the ATG suite of products for commerce and self-service projects for their clients.

      Our co-marketing relationships are with major hardware vendors, software providers, systems integrators and other consulting firms that serve the market for information system products and services. The objective of this co-marketing strategy is to assist our partners in creating demand for our products and extend our presence globally and regionally.

      Set forth below is a partial list of organizations with which we have selling and marketing relationships:

North America

Accenture

Analysts International
Autonomy
Bell Canada
Blast Radius
Cap Gemini Ernst & Young
ClearCommerce
CEI America
Covansys
Critical Mass
Documentum
EDS
Fujitsu Consulting

GTSI (Fed Government)

Hewlett Packard
IBM
Immix Technology (Fed Government)
McFayden Consulting
Meritage
Montage-DMC
NCR
RTGX (Fed Government)
SAIC (Fed Government)
SBI & Company
Sun Microsystems
TIBCO Systems
Unisys (Fed Government)

International

Accenture

Cap Gemini Ernst & Young
Dimension Data
EDB
EDS
E-Tree

ETC

Fujitsu Consulting
HP — Japan
Thales IS
Rikei

      As of December 31, 2002, in addition to offices throughout the United States, we had sales personnel located in Australia, Canada, England, France, Germany, Japan, the Netherlands and Sweden. Our revenues from sources outside the United States were $30.1 million, or 30% of total revenue, in 2002, $47.6 million, or 34% of total revenue, in 2001, and $37.6 million, or 23% of total revenue, in 2000. During the past year, we have established relationships with new international partners and have added key international accounts.

Competition

      The market for online sales, marketing and self-service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We currently have five primary sources of competition:

•	platform vendors such as BEA Systems and IBM, who are also our partners;

•	Microsoft, with whom we compete in commerce applications and, less directly, in the platform arena;

•	commerce-oriented vendors, such as Blue Martini and BroadVision, which compete on various levels including portals and e-commerce;

•	commerce, marketing and self-service vendors such as Chordiant, E.piphany and Kana, which may or may not have a vertical industry focus; and

•	in-house development efforts by potential customers or partners.

      We compete against these alternative solutions by focusing on online sales, marketing and self-service applications for consumer-facing businesses. We believe our solutions provide these companies with a rapid time to return on investment, attractive long-term total cost of ownership, a way to present a single view of themselves to their customers, the ability to improve the productivity and effectiveness of customer interactions, and the flexibility to adapt to rapidly changing and often unpredictable market needs.

      We seek to provide our customers with a rapid time to return on investment through strong out-of-the-box functionality for online sales, marketing and self-service built on a flexible, component architecture that is practical and cost-effective to customize. These capabilities can enable customers to get to market quickly in a manner that exploits their competitive advantages — which helps drive their return on investment.

      Our products allow companies to present a single view of themselves to their customers through our Data Anywhere Architecture. The Data Anywhere Architecture allows companies to easily access and utilize data in the enterprise regardless of the data storage format or location. The data can be leveraged in their native form without having to move, duplicate or convert them. By enabling these capabilities in a cost-effective manner, we believe our products can help companies protect their brand and keep their customers from becoming confused or frustrated — all of which positively impact customer satisfaction and loyalty.

      Our Scenario-Personalization is designed to help companies make each interaction with their customers more productive and effective. These personalization capabilities help ensure that consumers are presented with the most relevant information. By avoiding information overload, consumers are more likely to have their needs met through the low cost online channel — increasing the speed at which customer needs are met and decreasing the likelihood the consumer will use a more expensive channel such as a call center. Scenario-Personalization can also make interactions with consumers more effective for our customers. Scenario-Personalization allows a business user to visually design a sequence of behaviors that our customer would like to encourage a consumer to undertake — which can lead to a specific goal such as a site registration or transaction. Our Scenario-Personalization capabilities automatically monitor and encourage consumers to follow these pre-defined behavior patterns — enabling our customer to maximize the effectiveness of each interaction with the consumer.

      Finally, we believe the combination of our out-of-the-box functionality, our component architecture and the Data Anywhere Architecture helps companies that use our products to adapt quickly and economically to rapidly changing and unanticipated market needs.

      As described above under “Our Strategy,” we support the adoption of open application server infrastructure by our old and new customers and plan to work closely with other platform vendors to increase the value customers receive from our products regardless of the platform they select. We intend to focus our future development and marketing efforts on applications rather than our platform, and as a result we expect our business and operating results will be less affected by our competition with platform vendors such as BEA Systems and IBM. We cannot assure you, however, that open application server infrastructure will not result in increased competition, or other changes in the competitive landscape, in the market for applications.

Proprietary Rights and Licensing

      Our success and ability to compete depends on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license, “click through” or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than legal protections to establish and maintain a technology leadership position.

Employees

      As of December 31, 2002, we had a total of 555 employees. Of our employees, 137 were in research and development, 176 in sales and marketing, 171 in professional services and 71 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

Risks Related To Our Business

We may not be able to sustain or increase our revenue or attain profitability on a quarterly or annual basis.

      We incurred a loss in each quarter of fiscal 2002. As of December 31, 2002, we had an accumulated deficit of $199.9 million. Our revenues decreased 28% to $101.5 million in 2002 from $140.3 million in 2001. In addition, we believe the current economic downturn within the software industry could continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows.

If we are unable to reduce our lease obligations, we will incur significant cash expenditures that may impact our cash resources.

      We currently have significant lease payment obligations related to our property lease agreements in numerous jurisdictions. We have engaged in ongoing negotiations with our landlords in an effort to reduce these costs with limited success. These negotiations have included attempts to reduce payments on occupied premises and efforts to negotiate buyouts of existing leases on unoccupied premises. We cannot assure you that these activities will be implemented without delay, if ever. In addition, we are currently engaged in litigation over leased premises in Germany as described in Item 3. Legal Proceedings. We cannot assure you that we will not be subject to additional legal proceedings related to our leases. If we are unable to reduce our lease obligations, we will incur significant cash expenditures, which will decrease our cash reserves and may divert cash resources that we intend to utilize in implementing our business strategy.

We expect our revenues and operating results to fluctuate, and the price of our common stock could fall if quarterly results are lower than the expectations of securities analysts.

      Our revenues and operating results are likely to vary significantly from quarter to quarter. If our quarterly results fall below our expectations and those of securities analysts, the price of our common stock could fall. A number of factors are likely to cause variations in our operating results, including:

•	fluctuating economic conditions, particularly as they affect our customers’ willingness to implement new e-commerce solutions;

•	the timing of sales of our products and services;

•	the timing of customer orders and product implementations;

•	delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development or administration;

•	the mix of revenues derived from products and services;

•	timing of hiring and utilization of services personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales; and

•	costs related to possible acquisitions of technologies or businesses.

      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The results of one or a series of quarters should not be relied upon as an indication of our future performance.

We may encounter disruptions to our operations or sales as a result of turnover in management and/or our sales force.

      Members of our senior management team, including our two founders, our former Chief Executive Officer and President and other senior managers, have left us during the past two years for a variety of reasons and we cannot assure you that there will not be additional departures. Key members of the current management team, including Robert Burke, our Chief Executive Officer and President who joined us in December 2002, have had limited experience working together and may be unsuccessful in developing or executing on a business strategy for us. These changes in management, and any future similar changes, may be disruptive to our operations. An important part of our total compensation program for management includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain our management team.

      In addition, we continue to rely heavily on our direct sales force. We have recently restructured and reduced the size of our sales force. Changes in the structure of the sales force have generally resulted in temporary lack of focus and reduced productivity.

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

The market for Internet online marketing, sales, and service applications is intensely competitive, and we expect competition to intensify in the future.

      The market for online marketing, sales and services applications is intensely competitive, and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with Internet application software vendors such as BroadVision. We also compete with platform application server products and vendors such as BEA Systems, IBM’s Websphere products, and Microsoft, among others. In addition, we compete indirectly with portal software vendors such as Vignette (through their acquisition of Epicentric), SAP Portals, a subsidiary of SAP, and Plumtree and customer relationship management vendors such as Siebel and Peoplesoft.

      Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that they can use to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

      Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and professional services revenue from existing customers. Further, competitive pressures could require us to reduce the price of our software products. In either case, our business, operating results and financial condition would be materially and adversely affected.

If we fail to maintain our existing customer base, our ability to generate revenues will be harmed.

      Historically, we have derived a significant portion of our revenues from existing customers that purchase our support and maintenance services and enhanced versions of our products. Retention of our existing customer base requires that we provide high levels of customer service and product support in order to help our customers maximize the benefits that they derive from our products. In order to compete, we must introduce enhancements and new versions of our products that provide additional functionality. Further, we must manage the transition from our older products so as to minimize the disruption to our customers caused by such migration and integration with the customers’ information technology platform. If we are unable to continue to obtain significant revenues from our existing customer base, our ability to grow our business would be harmed and our competitors could achieve greater market share.

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

We depend on our relationships with value added resellers.

      We license products through value added resellers and encourage them to service and support our products. In we are unable to find qualified resellers, are unable to convince qualified resellers to license our products to end users, fail to adequately train a sufficient number of resellers or if resellers choose to devote their efforts to reselling our competitor’s products, our revenues could be reduced and our operating results could be harmed.

Competition with our resellers could limit our sales opportunities and jeopardize these relationships.

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

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation. If we sue to enforce our rights, the litigation would be expensive, would divert management resources and may not prevent other parties from using our intellectual property without our permission. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees over a three-year period, which was completed as of December 31, 2002.

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

If we fail to adapt to rapid changes in the market for Internet online marketing, sales, and service applications, our existing products could become obsolete.

      The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, coalescence of product differentiators, and evolving industry standards. We may not be able to develop and market or acquire new products or product enhancements that comply with present or emerging Internet technology standards and to differentiate our products based on functionality and performance. In addtion, we may not be able to establish strategic alliances with operating system and infrastructure vendors that will permit migration opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. For example, functionality that once differentiated our products over time has been incorporated into products offered by the major operating system and infrastructure providers. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of customers. E-commerce technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

Our business may suffer if we fail to address the challenges associated with international operations.

      As of December 31, 2002 we had offices in Australia, Canada, England, France, Germany, Japan, the Netherlands, and Sweden. We derived 30% of our total revenues from customers outside the United States for the year ending December 31, 2002. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003. Our operations outside North America are subject to additional risks, including:

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

      Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping the latest version of ATG 6.0 suite of products, in the fourth quarter of 2002. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

      We acquired Petronio Technology Group in May 2000 for approximately $1.2 million and Toronto Technology Group Inc. in July 2000 for approximately $12.0 million. These acquisitions did not produce the revenues and synergies we expected. We incurred approximately $5.3 million in restructuring charges during the year ended December 31, 2001 related to the write off of unamortized goodwill and the settlement of restricted stock in connection with these acquisitions. In addition, we also incurred additional restructuring charges during the year ended December 31, 2001 in reducing headcount related to the Toronto Technology Group Inc. acquisition.

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

Our announced restructurings may not result in the reduced cost structure we anticipate and may have other adverse impacts on productivity.

      In January 2003, we announced a corporate restructuring involving a workforce reduction of approximately 125 people, or 23% of our workforce, which was focused in our professional services, general and administrative staff and internal sales and operations, and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of approximately $19.1 million, in the fourth quarter of 2002. In addition, we recorded a restructuring charge of $76.9 million in 2001 relating to previous restructuring activities. These restructuring activities require that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff has been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate.

We use the Java programming language to develop our products, and our business could be harmed if Java loses market acceptance or if we are not able to continue using Java or Java-related technologies.

      We write our software in the Java computer programming language developed by Sun Microsystems and we incorporate J2EE, Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our ATG 6.0 Relationship Management Platform has been designed to support Sun’s J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another souce, (b) rewrite the technology ourselves, or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

      While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new ATG 6.0 Relationship Management Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

We may need additional financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

      We may need to raise additional funds in the future, for example, to develop new technologies, support an expansion, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our credit agreement, could impose restrictions on our operations.

Risks Related To The Internet Industry

Our performance will depend on the growth of e-commerce and self-service.

      Our success will depend heavily on the continued use of the Internet for e-commerce. The current United States economic downturn has reduced demand for our products as customers and potential customers delay or cancel the implementation of online marketing, sales, and service applications. If the market for our products and services does not continue to mature, we will be unable to execute successfully our business plan. Adoption of electronic commerce and online marketing, sales, and service applications, particularly by those companies that have historically relied upon traditional means of commerce, will require a broad acceptance of different methods of conducting business. Our future revenues and profits will substantially depend on the Internet being accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability.

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

      Businesses use our ATG Scenario Personalization product to develop and maintain profiles to tailor the content to be provided to Web site visitors. When a visitor first arrives at a Web site, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor’s identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Scenario Personalization product tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user’s behavior on the Web site. Privacy concerns may cause visitors to resist providing the personal data or avoid Web sites tracking the Web behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

Risks Related To The Securities Markets And Our Stock

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

      Certain provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable, which could reduce the market price of our common stock. These provisions include:

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

      Our principal administrative, research and development, sales, consulting, training and support facilities occupy approximately 91,000 square feet in Cambridge, Massachusetts, pursuant to leases expiring through 2007. Our west coast headquarters occupy approximately 40,000 square feet in San Francisco, California pursuant to a lease expiring in 2011. Our European headquarters are located in Apex Plaza, Reading UK where we lease approximately 15,600 square feet pursuant to a lease expiring in 2009. Our Asia Pacific headquarters are located in North Sydney, Australia where we currently lease 8,600 square feet pursuant to a lease expiring in 2003. Our German headquarters are located in Frankfurt, Germany where we currently lease 38,500 square feet pursuant to a lease expiring in 2007.

      At December 31, 2002, we also had offices in Australia, Canada, France, Japan, the Netherlands and Sweden. During 2002 and 2001, we undertook plans to restructure our operations, which included the closing of our offices in Australia, Canada and the Netherlands at various times during the first quarter of 2003. In addition, these restructurings included the abandonment of approximately 30,500 square feet of our Cambridge, Massachusetts’s headquarters, 3,000 square feet of our San Francisco, California headquarters, and all of the square footage in Frankfurt, Germany, and North Sydney, Australia. All of these locations have been released for sub-lease and we are also pursuing termination arrangements with our landlords.

      For further information concerning our lease restructuring activities and concerning our obligations under all operating leases, see Note 11 and Note 7, respectively, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

      We [and certain officers] have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we [and the named officers] have violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California on various dates in August and September 2001. These three California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as lead plaintiffs in the consolidated action. It also appointed two law firms as co-lead counsel, and a third law firm as liaison counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002 we filed a motion to dismiss the case. The plaintiffs have filed their opposition to the motion, and we have submitted a response. While management believes the claims against us are without merit and intends to defend the action vigorously, the litigation is in the preliminary stage.

      A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros (approximately $1,486,000 as of March 21, 2003) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $717,000 as of March 21, 2003). The judgment amount represents unpaid rent from February to June 2002, which was accrued as part of the restructuring charges recorded in 2001 and remains accrued at December 31, 2002. At the plaintiff’s option, it may seek to institute suit in the future for additional rents that have accrued since the date established in the ruling. The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by law. The fees and costs in this case total approximately 65,000 euros (approximately $69,000 as of March 21, 2003), (exclusive of fees and costs associated with a potential appeal). ATG filed an appeal to the suit on February 6, 2003. ATG’s appeal of the suit is based, in part, on interpretations of law made by the first judge relating to alleged modifications to the original agreement with plaintiff.

      We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.                          Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the Nasdaq National Market under the symbol “ARTG.” The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

	High	Low

Year ending December 31, 2001
First quarter	$43.94	$15.86
Second quarter	12.16	4.05
Third quarter	5.22	0.65
Fourth quarter	4.72	0.58
Year ending December 31, 2002
First quarter	$5.15	$1.85
Second quarter	2.30	0.78
Third quarter	1.30	0.85
Fourth quarter	1.84	0.86

      On March 21, 2003 the last reported sale price on the Nasdaq National Market for our common stock was $0.90 per share. On March 21, 2003, there were approximately 20,000 holders of record of our common stock.

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

Item 6.     Selected Financial Data

Consolidated Statements of Operations Data:

	Year Ended December 31,

	1998(1)	1999(1)	2000	2001	2002

		(In thousands, except per share data)
Revenues:
Product license	$4,059	$18,590	$121,525	$76,631	$48,796
Services	8,078	13,487	42,917	63,707	52,697

Total revenues	12,137	32,077	164,442	140,338	101,493
Cost of Revenues:
Product licenses	30	8,160	3,426	4,616	4,278
Services	5,020	10,232	35,839	47,361	33,441

Total cost of revenues	5,050	18,392	39,265	51,977	37,719

Gross profit	7,087	13,685	125,177	88,361	63,774

	Year Ended December 31,

	1998(1)	1999(1)	2000	2001	2002

		(In thousands, except per share data)
Operating Expenses:
Research and development	3,355	6,343	18,966	30,119	21,717
Sales and marketing	4,074	15,921	73,261	93,186	42,913
General and administrative	2,291	5,323	22,791	23,952	10,987
Amortization of deferred compensation	107	1,127	1,273	1,280	942
Restructuring	—	—	—	76,945	19,005

Total operating expenses	9,827	28,714	116,291	225,482	95,564
Income (loss) from operations	(2,740)	(15,029)	8,886	(137,121)	(31,790)
Interest and other income, net	(111)	1,897	8,979	4,967	2,300

Net income (loss) before provision for income taxes	(2,851)	(13,132)	17,865	(132,154)	(29,490)
Provision for income taxes	—	—	3,378	23,851	—

Net income (loss)	(2,851)	(13,132)	14,487	(156,005)	(29,490)
Accretion of Dividends, Discount and Offering Costs on Preferred Stock	(1,594)	(4,395)	—	—	—

Net income (loss) available for common stockholders	$(4,445)	$(17,527)	$14,487	$(156,005)	$(29,490)

Net income (loss) per share:
Basic	$(0.25)	$(0.45)	$0.22	$(2.27)	$(0.42)

Diluted	$(0.25)	$(0.45)	$0.20	$(2.27)	$(0.42)

Weighted average common shares outstanding:
Basic	17,394	38,777	66,932	68,603	69,921

Diluted	17,394	38,777	73,138	68,603	69,921

(1)	Reimbursement of out-of-pocket expenses for 1998 and 1999 have not been reclassified and included in revenue and cost of services as required by EITF 01-14 because we cannot readily obtain the appropriate information. We do not expect the reclass of these amounts to be material.

Consolidated Balance Sheet Data:

	December 31,

	1998	1999	2000	2001	2002

Cash, cash equivalents and short term marketable securities	$4,093	$129,848	$126,473	$63,550	$68,558
Working capital	3,649	117,727	122,422	37,993	37,966
Restricted cash	—	—	—	16,757	—
Long-term marketable securities	—	19,394	17,734	—	—
Total assets	7,766	177,735	259,515	137,488	106,862
Long-term obligations, less current maturities	322	4,000	2,000	—	—
Redeemable convertible preferred stock	8,313	—	—	—	—
Total stockholders’ equity (deficit)	(4,034)	146,385	191,973	42,909	16,023

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes contained in Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1. Business — Risk Factors that May Affect Results” and elsewhere in this report.

      We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products.

      To date, we have enhanced and released several versions of our products. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.

      We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of software licenses of our products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee, which is calculated as a certain percentage of the list price of the licensed product, or on a net purchase price for site licenses. Training is billed as services are provided.

      We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically our software licenses do not include significant post-delivery obligations to be fulfilled by us and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, generally ratably over one year, or based upon unit sales by the resellers. We do not grant our resellers the right of return or price protection.

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

      As of December 31, 2002 we had offices in Australia, Canada, England, France, Germany, Japan, the Netherlands, Sweden, and the United States. Revenues from customers outside the United States accounted for 30% of our total revenues in 2002, 34% in 2001 and 23% in 2000. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003.

Critical Accounting Policies and Estimates

      This management’s discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, research and development costs, restructuring expenses, the impairment of long-lived assets and income taxes. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

     Revenue Recognition

      Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of SOP 97-2 and SOP 98-9. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists via a signed license agreement; (2) physical or electronic delivery has occurred including the availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable. In addition, revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.

     Accounts Receivable and Bad Debt

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continuously monitor collections and payments from our customers and determine the allowance for doubtful accounts based upon historical experience and specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

     Research and Development Costs

      We account for research and development costs in accordance with FAS 2, Accounting for Research and Development Costs (FAS 2), and FAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (FAS 86), which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

     Restructuring Expenses

      During 2002 and 2001, we recorded restructuring charges of $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits, and settling of certain contractual obligations. The charges were recorded in accordance with ETIF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SAB 100, (Restructuring and Impairment Charges). In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At December 31, 2002, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sub-lease income or the period of time the facilities will be vacant and sub-leased. Although we do not anticipate significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we are successful in terminating our lease obligations prior to the scheduled termination date. Such changes could have a material impact to our operating results.

     Impairment or Disposal of Long Lived Assets

      We review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceed the fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges.

      As a result of our restructuring activities in 2002 and 2001, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2002, we determined that $1.7 million of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2002 and 2001 restructuring plans.

      These assets are no longer being used or will not be used in the future upon completion of the 2002 restructuring plan, which is expected to be substantially complete by the end of the first quarter of 2003. In addition, $909,000 of leasehold improvements were deemed to be impaired due to exiting certain office locations and the estimated sub-lease income was not sufficient to recover the assets carrying value. In 2001, we determined that $7.7 million of leasehold improvements and $2.2 million of furniture, fixtures and equipment were impaired as a result of these restructured operating leases. In addition we determined that approximately $1.4 million of purchased software was impaired due to our revised product development strategy. Lastly we wrote-off the remaining unamortized goodwill of $4.0 million due to the closure and abandonment of two professional service acquisitions completed in fiscal year 2000.

     Accounting for Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary.

      At December 31, 2002 and 2001, we have provided a full valuation allowance against our deferred tax assets due to the uncertainty of their realizability.

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

Results of Operations

      The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Year Ended
	December 31,

	2002	2001	2000

Revenues:
Product license	48%	55%	74%
Services	52	45	26

Total revenues	100	100	100
Cost of revenues:
Product license	4	3	2
Services	33	34	22

Total cost of revenues	37	37	24

Gross margin	63	63	76

Operating expenses:
Research and development	21	21	12
Sales and marketing	42	66	45
General and administrative	11	17	14
Stock-based compensation	1	1	1
Restructuring	19	55	—

Total operating expenses	94	161	71

Income (loss) from operations	(31)	(98)	5
Interest and other income (expense), net	2	4	5

Income (loss) before provision for income taxes	(29)	(94)	11
Provision for income taxes	—	17	2

Net income (loss)	(29)%	(111)%	9%

      The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Year Ended
	December 31,

	2002	2001	2000

Cost of product license revenues	9%	6%	3%
Cost of services revenues	63	74	84

     Years Ended December 31, 2002, 2001 and 2000

     Revenues

      Total revenues decreased 28% to $101.5 million in 2002 from $140.3 million in 2001. The decrease was primarily attributable to the slowing economy, reduced information technology spending among our customer base, and lengthening of the sales cycle Revenues generated from international customers decreased to $30.1 million, or 30% of total revenues, in 2002, from $47.6 million, or 34% of total revenues, in 2001. We expect total revenues to decrease slightly in 2003 and the international revenues as a percentage of total revenues to be approximately 30%.

      Total revenues decreased 15% to $140.3 million in 2001 from $164.4 million in 2000. The decrease was primarily attributable to the slowing economy and reduced information technology spending among our customer base and increased competition from application server software companies. Revenues generated from international customers increased to $47.6 million, or 34% of total revenues, in 2001 from $37.6 million, or 23% of total revenues, in 2000.

      No individual customer accounted for more than 10% of total revenues in 2002, 2001, or 2000.

     Product License Revenues

      Product license revenues decreased 36% to $48.8 million in 2002 from $76.6 million in 2001. The decrease was primarily attributable to the slowing economy, reduced information technology spending among our customer base and the lengthening of the sales cycle. Product license revenues generated from international customers decreased to $15.4 million in 2002 from $26.4 million in 2001. We expect product license revenues to increase slightly as a percent of total revenues and in absolute dollars in 2003.

      Product license revenues decreased 37% to $76.6 million in 2001 from $121.5 million in 2000. The decrease was primarily attributable to the slowing economy, reduced information technology spending and the lengthening of the sales cycle. Product license revenues generated from international customers decreased slightly to $26.4 million in 2001 from $27.1 million in 2000.

      Product license revenues as a percentage of total revenues for the years ended December 31, 2002, 2001 and 2000 were 48%, 55% and 74%, respectively. We expect this percentage to be between the 50% and 55% in 2003.

     Services Revenues

      Services revenues decreased 17% to $52.7 million in 2002 from $63.7 million in 2001. The decrease was primarily attributable to the slowing economy, reduced information technology spending, declining product revenue and a reduction in our services capacity as we increased our use of channel partners. Additionally, as a result of lower product sales, support and maintenance revenues and professional services revenues have decreased. We expect services revenues to decrease slightly as a percent of total revenue and to decrease in absolute dollars in 2003.

      Support and maintenance revenues were 61% of total service revenues in 2002 as compared to 51% in 2001. However, the increase in absolute dollars from 2001 to 2002 was only $700,000. Support revenues were higher during 2002 due to additional support required by customers migrating to newer versions of ATG products. We expect support revenues to decrease in 2003 due to the fact that some customers are decreasing or terminating their support coverage.

      Services revenues increased 48% to $63.7 million in 2001 from $42.9 million in 2000. The increase in services revenues was primarily attributable to growth in our services customer base, an increase in the resources of our professional services staff and support renewals resulting from an expanded installed customer base.

      Support and maintenance revenues were 51% of total service revenues in 2001 as compared to 40% in 2000. The increase is directly related to the increase in product revenues.

      Services revenues as a percentage of total revenues for the years ended December 31, 2002, 2001, and 2000 were 52%, 45% and 26%, respectively. We expect this percentage to be between 45% and 50% in 2003.

     Cost of Product License Revenues

      Cost of product license revenues decreased 7% to $4.3 million in 2002 from $4.6 million in 2001. This decrease is primarily related to lower product revenues. In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees, which are being accounted for as cost of product license revenues. For 2002, approximately half of our cost of product license revenues related to the BroadVision settlement that was fully paid as of December 31, 2002. Accordingly we expect cost of product license revenues to decrease in 2003 as compared with 2002.

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

      For 2002, 2001 and 2000, cost of product license revenues as a percentage of total revenues was 4%, 3% and 2%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 2% and 4% in 2003.

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

      Cost of services revenues decreased 29% to $33.4 million in 2002 from $47.4 million in 2001. The decrease was primarily attributable to a reduction in our professional services workforce. Approximately 45% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 55% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

      Cost of services revenues increased 32% to $47.4 million in 2001 from $35.8 million in 2000. Approximately 50% of the increase was related to compensation and benefit costs attributable to continued growth in our professional services group resources. Facility and other allocated fixed costs such as rent, depreciation, and telecommunication costs increased by approximately 60%. Travel, entertainment and recruiting costs decreased by approximately 10%.

      For 2002, 2001 and 2000, cost of services revenues as a percentage of total revenues were 33%, 34% and 22%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be in the 30% to 35% range in 2003.

     Research and Development Expenses

      Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

      Research and development expenses decreased 28% to $21.7 million in 2002 from $30.1 million in 2001. The decrease was primarily attributable to reduction in our workforce. Approximately 51% of the decrease is related to decreased salaries and related benefits. Approximately 12% of the decrease was due to a reduction in the use of third party contractors. The remaining 37% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives. In 2003, we expect our research and development costs to decrease slightly as a percent of revenue and in absolute dollars over 2002.

      Research and development expenses increased 59% to $30.1 million in 2001 from $19.0 million in 2000. The increase was primarily due to the research and development expenses associated with our ATG 5.5 products and our ATG Portals server which we began shipping in the third quarter of 2001. Approximately 50% of the increase was attributable to compensation and benefits. Approximately 10% of the increase was attributable to use of third party contractors. The remaining 40% increase related primarily to facility and other allocated fixed costs such as rent, depreciation, and telecommunications costs.

      For 2002, 2001 and 2000, research and development expenses as a percentage of total revenues were 21%, 21% and 12%, respectively. Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will remain in the 20% to 22% range in 2003.

     Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

      Sales and marketing expenses decreased 54% to $42.9 million in 2002 from $93.2 million in 2001. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction of our sales and marketing group. Approximately 37% of the decrease was related to a decrease in compensation and benefits costs, and 27% of the decrease was related to a reduction in our marketing and promotional expenses. The remaining 36% was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

      Sales and marketing expenses increased 28% to $93.2 million in 2001 from $73.3 million in 2000. Approximately 50% of the increase was due to increased compensation and benefits costs, and the remaining 50% of the increase was related to increased facilities and other allocated fixed costs such as rent, depreciation and telecommunications costs.

      For 2002, 2001 and 2000, sales and marketing expenses as a percentage of total revenues were 42%, 66% and 45%, respectively. We expect that sales and marketing expenses in 2003 will be in the range of 38% to 41% as a percentage of total revenues. However sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

     General and Administrative Expenses

      General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

      General and administrative expenses decreased 54% to $11.0 million in 2002 from $24.0 million in 2001. Approximately 38% of the decrease was related to decreases in compensation and benefit costs, and 12% of the decrease was related to a reduction in our professional fees. Approximately 26% of the decrease was attributed to a decrease in recruiting, hiring, travel, training and direct office expenses while, approximately 24% of the decrease was related to a decrease in our provision for doubtful accounts due to favorable collections experience resulting in changes in our estimates of required reserves. We expect general and administrative expenses to trend slightly lower in 2003.

      General and administrative expenses increased 5% to $24.0 million in 2001 from $22.8 million in 2000. The increase was primarily related to compensation and benefit costs.

      For 2002, 2001 and 2000, general and administrative expenses as a percentage of total revenues were 11%, 17% and 14%, respectively. Due to cost reduction initiatives we anticipate that general and administrative expenses will trend slightly lower as a percentage of total revenues and in absolute dollars in 2003.

     Stock-Based Compensation

      From the fourth quarter of 1998 through 1999, we had recognized total deferred stock-based compensation within Stockholders’ Equity of $4.9 million in connection with stock option grants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of these grants. Additionally, in July 2000, we recorded deferred stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of the Toronto Technology Group, Inc. The number of these stock options has been reduced due to the recipients of these grants terminating their employment with us. We are amortizing these amounts over the vesting periods of the applicable options.

      Stock-based compensation expense decreased 26% to $942,000 in 2002 from $1.3 million in 2001 due to the restructuring activities that took place during 2002 and 2001.

      Stock-based compensation expense remained consistent at $1.3 million in 2001 and 2000. We expect stock-based compensation expense to decrease significantly as the period they are expensed over ends in the first quarter of 2003.

Restructuring Expenses

      As a result of a global slowdown in information technology spending, ATG undertook plans to restructure its operations during 2001. Actions taken by ATG included: consolidation of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that have no future benefit. In the second quarter ATG recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million. Total restructuring charges for 2001 totaled $76.9 million.

      The significant components of the 2001 restructuring charge (in thousands):

Restructuring Charges

						2001	2001
				Payments or	Accrued	Adjustments in	Adjustments in		Accrued 2001
				Write-Offs in	Restructuring	Estimate made	Estimate made		Restructuring
	Quarter	Quarter		Twelve Months	Charges	in Quarter	in Quarter		Charges
	Ended	Ended	Year Ended	Ended	as of	Ended	Ended		as of
	June 30,	December 31,	December 31,	December 31,	December 31,	June 20,	December 31,	Payments	December 31,
	2001	2001	2001	2001	2001	2002	2002	or Write-Offs	2002

Facilities-related costs and impairments	$38,100	$22,818	$60,918	$16,208	$44,710	$447	$907	$9,016	$37,048
Employee severance, benefits and related costs	4,757	3,181	7,938	6,748	1,190	—	—	920	270
Asset impairments	212	5,358	5,570	5,570	—	—	—	—
Exchangeable share settlement	—	1,263	1,263	1,263	—	—	—	—	—
Marketing costs	851	—	851	851	—	(536)	—	—	(536)
Legal and accounting costs	315	90	405	232	173	—	—	173	—

Total	$44,235	$32,710	$76,945	$30,872	$46,073	$(89)	$907	$—	$36,782

      The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which were no longer required due to the reduction in personnel. In determining the facilities-related costs, ATG has estimated the vacancy period and sublease income. A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge. The net change in estimate was an additional charge of $1.5 million in the fourth quarter. Of the $1.5 million charge, a credit of $8.2 million was realized due to the buy out of a lease included in the second quarter charge of $9.3 million, which is being paid ratably over 4.5 years. This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis indicating lower sublease rates and longer vacancy periods for two leases provided for in the second quarter. Included in the facility-related costs was the write-off of the abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. These fixed assets were directly related to the restructured excess office facilities.

      The employee severance cost component of the restructuring charge was related to reductions in personnel. As part of the restructuring ATG terminated the employment of 530 employees, or 46% of ATG’s workforce. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development. In addition, ATG settled 11,762 exchangeable shares with a certain employee. Upon settlement, ATG recorded $1.3 million as a charge to restructuring.

      The asset impairment-related costs included the write-off of the remaining unamortized goodwill of approximately $4.0 million, which was related to the two professional service acquisitions completed in 2000. In addition, the Company determined that approximately $1.4 million of purchased software was deemed impaired due to ATG’s revised product development strategy.

      During the second quarter of 2002, ATG recorded a net charge increasing the 2001 restructured lease obligation accruals by $447,000. The Company increased one lease obligation estimate by $1.3 million as a result of adjusting the estimated sublease income and vacancy assumptions due to the continued weakening of the real estate market in that location. Offsetting this increase, ATG recognized a benefit of $853,000 from two other restructured lease obligation accruals due to favorable sublease transactions consummated during the second quarter. This net charge has been offset by the Company receiving a refund of $536,000 relating to the marketing component of the restructuring charge recorded in fiscal 2001, resulting in a net credit to income of $89,000 for the quarter ended June 30, 2002. Also, during the fourth quarter of 2002, ATG recorded a charge of $907,000 to increase charges recorded in 2001 for lease obligations of idle locations.

      As a result of the continued weakness in global information technology spending, ATG undertook plans to restructure its operations during 2002. Actions taken by ATG included: consolidation and closure of excess facilities, a worldwide workforce reduction and the write-down of certain idle assets. In the second quarter ATG recorded a restructuring credit of $89,000, due to a change in the 2001 estimated restructuring charge, and in the fourth quarter of 2002, ATG recorded a restructuring charge of $19.1 million. Total restructuring charges for 2002 totaled $19.0 million.

      The significant components of the 2002 restructuring charge (in thousands):

Restructuring Charges

		Payments or
		Write-Offs for	Accrued 2002
	Quarter	the Twelve	Restructuring
	Ended	Months Ended	Charges as of
	December 31,	December 31,	December 31,
	2002	2002	2002

Facilities-related costs and impairments	$14,634	$2,613	$12,021
Employee severance, benefits and related costs	3,553	—	3,553

Total	$18,187	$2,613	$15,574

      During the fourth quarter of 2002, the Company recorded a restructuring charge of $19.1 million, which consisted of actions initiated in the fourth quarter of 2002 and an adjustment of $907,000 to increase the charges recorded in 2001 for lease obligations of idle locations. The facilities-related charge associated with the 2002 fourth quarter action was $13,476,000, comprising $12,021,000 for operating leases related to office space that is either idle or will be vacated during the first quarter of 2003 and $1,455,000 of leasehold improvement and furniture and fixtures written down to their estimated fair value. The Company also recorded a charge of $3,553,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base, and as a result of this action and the actions taken in 2001, the Company wrote-off $1,158,000 of computer equipment and software, which were no longer being used due to the reduction in personnel and office locations.

      The lease charge is for office space the Company is vacating and intends to sub-lease. The amount of the operating lease charge is based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at each respective location. The severance and benefit costs were for 125 employees, or 23% of the Company’s workforce, consisting of 53 employees from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. The Company accrued employee benefits pursuant to ongoing benefits plans and statutory minimum requirements in foreign locations. The Company began the termination process on January 6, 2003. As a result of a reduction of employees on a worldwide basis in the 2002 and 2001 restructuring actions, as well as the closure of certain office locations, the Company wrote-off computer equipment and software and furniture and fixtures that it has abandoned and will not be used in the future. These assets have been written down to their fair value based on the expected cash flows they will generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets has been estimated as zero. In addition, the Company wrote-off leasehold improvements related to the facilities it is attempting to sub-lease because the estimated cash flows to be generated from those locations are not sufficient to recover the carrying value of the assets. The Company expects to substantially complete the above actions by the end of the first quarter of 2003. Once fully complete, we anticipate the restructuring activities will result in annual savings of approximately $12 million to $16 million.

      As of December 31, 2002, the Company had an accrued restructuring liability of $52.4 million, of which $36.8 million relates to 2001 restructuring charges and $15.6 million relates to 2002 restructuring charges. The long-term portion of the accrued restructuring liability was $32.5 million. A summary of the short and long-term accrued restructuring is as follows (in thousands):

Accrued Restructuring

		Payments or		Restructuring	Payments or
	Twelve	Write-offs in	Accrued	Charges for	Write-Offs for	Accrued
	Months	the Twelve	Restructuring	the Twelve	the Twelve	Restructuring
	Ended	Months Ended	Charges as of	Months Ended	Months Ended	Charges as of
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2001	2001	2002	2002	2002

Facilities-related costs and impairments	$60,918	$16,208	$44,710	$15,988	$11,629	$49,069
Employee severance, benefits and related costs	7,938	6,748	1,190	3,553	920	3,823
Asset impairments	5,570	5,570	—	—	—	—
Exchangeable share settlement	1,263	1,263	—	—	—
Marketing costs	851	851	—	(536)	—	(536)
Legal and accounting costs	405	232	173	—	173	—

Total	$76,945	$30,872	$46,073	$19,005	$12,722	$52,356

Interest and Other Income, Net

      Interest and other income net, decreased 54% to $2.3 million in 2002 from $5.0 million in 2001. The decrease was primarily due to a decrease in our average cash and marketable securities balances in 2002 as compared to 2001, coupled with lower earned interest rates. Offsetting the decrease in interest income in 2002 were gains of $950,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries. Foreign currency related gains in 2002 increased from $58,000 for the year ended December 31, 2001.

      Interest income decreased 45% to $5.0 million in 2001 from $9.0 million in 2000. The decrease was primarily due to a decrease in our average cash and marketable securities balances in 2001 as compared to 2000, coupled with lower earned interest rates.

Provision for Income Taxes

      As a result of net operating losses incurred in 2002 and 2001, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance. The provision in 2001 includes a $54.9 million charge recorded in the fourth quarter to reverse income tax benefits recognized in the first three quarters of 2001 and to establish a valuation allowance against our net deferred tax assets due to a change in our assessment of the realizability of these assets.

Liquidity and Capital Resources

      Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, commercial credit facilities and capital leases. In 2002, we also funded our cash requirements in part from operations. At February 28, 2003, we had $50.2 million in cash and cash equivalents and $15.0 million in marketable securities.

      Cash used in operating activities was $13.2 million in 2002. This consisted of operating losses of $29.5 million, a decrease in accounts receivable of $5.3 million, an increase in accrued restructuring of $6.8 million and depreciation and amortization of $7.1 million. Other changes in working capital items consisted primarily of $8.5 million in cash used for accrued expenses and a decrease in deferred revenues.

      Cash used in operating activities was $54.6 million in 2001. This consisted of operating losses of $156.0 million, which was offset by reductions in accounts receivable of $21.9 million, deferred income taxes of $23.9 million, an increase in accrued restructuring of $42.7 million, and depreciation and amortization of $9.4 million.

      Our investing activities for 2002 consisted primarily of capital expenditures of $945,000, net purchases of marketable securities of $8.7 million offset by a reduction in restricted cash of $16.8 million, and a reduction in other assets of $3.1 million. Our investing activities for 2001 consisted primarily of capital expenditures of $12.6 million and restricted cash of $16.8 million, offset by net sales of marketable securities of $76.9 million and a reduction in other assets of $2.8 million. To support growth in headcount and global expansion, assets acquired in both 2002 and 2001 consisted principally of leasehold improvements, computer hardware and software. We expect that capital expenditures will total approximately $2.0 million over the next twelve months.

      Effective December 24, 2002, we modified our existing working capital facility with Silicon Valley Bank (the Bank). Our eligible line of credit was increased to $20 million from $15 million. The new line is no longer tied to 80% of eligible accounts receivable. While there were no outstanding borrowings under the facility at December 31, 2002, we have issued letters of credit (LC’s) totaling $13.9 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.25% at December 31, 2002). As of December 31, 2002, approximately $6.1 million was available for future borrowings. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $40 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed; $4.5 million for the fourth quarter of 2002, $4.0 million for the first quarter of 2003, $2.0 million for the second quarter of 2003, $1.0 million for the third and fourth quarters of 2003. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. We are required to maintain $27 million in unrestricted cash with the Bank at all times, and in the event the balance should decrease, we will be required to pay fees and expenses to compensate the Bank for lost income. As of December 31, 2002, we were in compliance with all related financial covenants. In the event that we do not comply with any of the covenants within the line of credit or default on any of our provisions, the Bank’s significant remedies include:

•	Declaring all obligations immediately due and payable;

•	Ceasing to advance money or extend credit for our benefit;

•	Applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or the account of us; and,

•	Putting a hold on any deposit account held as collateral.

If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 23, 2003.

      As of December 31, 2002, we had commitments totaling approximately $13.9 million in the form of outstanding LC’s in favor of our various landlords to secure obligations under our facility leases pursuant to leases expiring in 2003 through 2009. As of December 31, 2002, all of the LC’s were secured under our line of credit.

      Net cash provided by financing activities was $933,000 in 2002, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by payments on long-term obligations to BroadVision. Additionally, $1.1 million was received in the Tudor Settlement (related to the preferred stock litigation that was settled in May 2002). Net cash provided by financing activities was $706,000 in 2001, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by payments on long-term obligations to BroadVision.

      We lease our facilities under operating leases that expire between 2003 and 2011. The aggregate minimum annual rental payment under these leases is $92.6 million, which includes approximately $18.8 million payable in 2003. Of the $92.6 million, $70.7 million is included in the combined 2002 and 2001 restructuring charges. The $70.7 million was reduced to a $46.9 million restructuring charge after taking into consideration estimated sublease income and estimated vacancy periods. For additional information relating to our commercial and contractual commitments, see Notes 7 and 11 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

      At December 31, 2002, our contractual cash obligations, which consist solely of operating leases, were as follows (in thousands):

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Lease Commitments	$92,627	$18,788	$31,573	$23,484	$18,782

      We believe that our existing financial resources, together with cash generated by our operations, will be able to meet our cash requirements for at least the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board, or FASB, issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. FAS 146 supercedes EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and establishes when a liability for a cost associated with an exit or disposal activity must be recognized, which is at the time the liability is incurred. Severance pay, in many cases, would be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a material impact on our consolidated financial statements.

      On December 31, 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation in the event companies adopt FAS 123 and account for stock options under the fair value method. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). As of December 31, 2002, we have adopted the disclosure requirements of FAS 148 as disclosed in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. We are not aware of any guarantees that require disclosure as of December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk, however, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since December 31, 2002.

      The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Relative to foreign currency exposures existing at December 31, 2002, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. To date, foreign currency fluctuations have not had a material effect on our operating results. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at December 31, 2002, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Art Technology Group, Inc.

      We have audited the accompanying consolidated balance sheet of Art Technology Group, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Art Technology Group, Inc. as of December 31, 2001 and for each of the two years then ended were audited by other auditors who have ceased operations and whose report dated January 22, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments and disclosures described in Note 1.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1(p), effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed above, the consolidated financial statements of Art Technology Group, Inc. as of December 31, 2001 and for each of the two years then ended were audited by other auditors who have ceased operations. As described in Note 1(q), these consolidated financial statements have been revised to reflect restricted cash in the balance sheet at December 31, 2001 and the cash flow statement for the year ended December 31, 2001, and the statements of operations for the years ended December 31, 2001 and 2000 have been restated to conform to the 2002 presentation of including reimbursed expenses in revenue and cost of services revenue in accordance with Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. We audited the adjustments that were applied to restate the balance sheet at December 31, 2001 and statement of cash flows for the year then ended and the statements of operations for the years ended December 31, 2001 and 2000. Our procedures included (a) agreeing the adjusted amounts for restricted cash, revenue and cost of services revenue to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy in computing the restated consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. In addition, as described in Note 1(q), restricted cash has been disclosed as a separate line in Note 1(e) and in Note 9, accrued taxes have been disclosed as a separate line item comprising accrued expenses. We audited the adjustments that were applied to restate the disclosures reflected in Note 1(e) and Note 9 at December 31, 2001. Our procedures included (a) agreeing the adjusted amounts for restricted cash and accrued taxes to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy in computing the restated disclosures contained in the notes to the consolidated financial statements. In our opinion, the disclosures in Note 1(e) and Note 9 for 2001 are appropriate. Further, as described in Note 1(q), these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1(p) with respect to 2001 and 2000 included (a) agreeing the previously reported net loss in 2001 and net income in 2000 to the previously issued financial statements and the adjustments to reported net loss in 2001 and net income in 2000 representing amortization expense (including any tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss in 2001 and adjusted net income in 2000 to reported net loss in 2001 and reported net income in 2000, and the related earning (loss)-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1(p) are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and disclosures as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

January 20, 2003, except for Note 14, as
 to which the date is March 24, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JANUARY 22, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO RECOVER ANY POTENTIAL DAMAGES AGAINST ANDERSEN MAY BE LIMITED.

To the Stockholders and Board of Directors of

Art Technology Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 22, 2002

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except share
	and per-share information)
ASSETS
Current Assets:
Cash and cash equivalents	$45,829	$49,493
Marketable securities	22,729	14,057
Accounts receivable, net of reserves of $1,941 ($3,539 in 2001)	25,221	30,532
Unbilled services	5	274
Prepaid expenses and other current assets	2,484	5,541

Total current assets	96,268	99,897
Restricted Cash (Note 3)	—	16,757
Property and Equipment, Net	6,998	16,171
Other Assets	1,569	4,663

	$104,835	$137,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$—	$2,000
Accounts payable	2,563	4,160
Accrued expenses	18,219	24,718
Deferred revenue	15,674	17,628
Accrued restructuring, short-term	19,819	13,398

Total current liabilities	56,275	61,904
Accrued Restructuring, less current portion	32,537	32,675
Commitments and Contingencies (Note 3 and 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized — 10,000,000 shares
Issued and outstanding — no shares	—	—
Common stock, $0.01 par value
Authorized — 500,000,000 shares
Issued and outstanding — 70,941,478 shares and 68,982,030 shares at December 31, 2002 and 2001, respectively	709	689
Additional paid-in capital	217,288	214,597
Deferred compensation	(394)	(1,558)
Accumulated deficit	(199,869)	(170,379)
Accumulated other comprehensive loss	(1,711)	(440)

Total stockholders’ equity	16,023	42,909

	$104,835	$137,488

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per-share
	information)
Revenues:
Product license	$48,796	$76,631	$121,525
Services	52,697	63,707	42,917

Total revenues	101,493	140,338	164,442

Cost of Revenues:
Product license	4,278	4,616	3,426
Services	33,441	47,361	35,839

Total cost of revenues	37,719	51,977	39,265

Gross profit	63,774	88,361	125,177

Operating Expenses:
Research and development	21,717	30,119	18,966
Sales and marketing	42,913	93,186	73,261
General and administrative	10,987	23,952	22,791
Stock-based compensation	942	1,280	1,273
Restructuring	19,005	76,945	—

Total operating expenses	95,564	225,482	116,291

Income (loss) from operations	(31,790)	(137,121)	8,886
Interest and other Income, net	2,300	4,967	8,979

Income (loss) before provision for income taxes	(29,490)	(132,154)	17,865
Provision for Income Taxes	—	23,851	3,378

Net income (loss)	$(29,490)	$(156,005)	$14,487

Net Income (Loss) Per Share:
Basic	$(0.42)	$(2.27)	$0.22

Diluted	$(0.42)	$(2.27)	$0.20

Weighted Average Common Shares Outstanding:
Basic	69,921	68,603	66,932

Diluted	69,921	68,603	73,138

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock					Accumulated
			Additional			Other	Total
	Number	Par	Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	of Shares	Value	Capital	Compensation	Deficit	Loss	Equity	Income (Loss)

	(In thousands, except share and per-share information)
Balance, December 31, 1999	65,551,024	$656	$178,218	$(3,628)	$(28,861)	$—	$146,385
Exercise of stock options including $23,057 related to the income tax benefit of disqualifying dispositions	2,164,234	21	27,705	—	—	—	27,726
Issuance of common stock in connection with Employee stock purchase plan	179,099	2	1,881	—	—	—	1,883
Shares and options issued in connection with the acquisition of Toronto Technology Group, Inc. (Note 6)	—	—	2,238	(2,019)	—	—	219
Amortization of deferred compensation	—	—	—	1,273	—	—	1,273
Reversal of deferred compensation	—	—	(704)	704	—	—	—
Comprehensive Income:
Net income	—	—	—	—	14,487	—	14,487	$14,487

Comprehensive income	—	—	—	—	—	—	—	$14,487

Balance, December 31, 2000	67,894,357	679	209,338	(3,670)	(14,374)	—	191,973
Exercise of stock options	937,220	9	1,162	—	—	—	1,171
Issuance of common stock in connection with Employee stock purchase plan	131,708	1	1,534	—	—	—	1,535
Shares and options issued in connection with the acquisition of Toronto Technology Group, Inc.	18,745	—	2,132	—	—	—	2,132
Settlement of exchangeable shares	—	—	1,263	—	—	—	1,263
Amortization of deferred compensation	—	—	—	1,280	—	—	1,280
Reversal of deferred compensation	—	—	(832)	832	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	(156,005)	—	(156,005)	$(156,005)
Foreign currency translation adjustments	—	—	—	—	—	(440)	(440)	(440)

Comprehensive loss	—	—	—	—	—	—	—	$(156,445)

Balance, December 31, 2001	68,982,030	$689	$214,597	$(1,558)	$(170,379)	$(440)	$42,909
Exercise of stock options	343,006	3	109	—	—	—	112
Issuance of common stock in connection with Employee stock purchase plan	1,616,442	17	1,754	—	—	—	1,771
Tudor Settlement (Note 12)	—	—	1,050	—	—	—	1,050
Amortization of deferred compensation	—	—	—	942	—	—	942
Reversal of deferred compensation	—	—	(222)	222	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	(29,490)	—	(29,490)	$(29,490)
Foreign currency translation adjustments	—	—	—	—	—	(1,271)	(1,271)	(1,271)

Comprehensive loss	—	—	—	—	—	—	—	$(30,761)

Balance, December 31, 2002	70,941,478	$709	$217,288	$(394)	$(199,869)	$(1,711)	$16,023

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(29,490)	$(156,005)	$14,487
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities —
Stock-based compensation	942	1,280	1,273
Depreciation and amortization	7,147	9,414	3,629
Noncash restructuring charge	2,613	16,733	—
Tax benefit from the exercise of stock options	—	—	23,057
Loss on disposal of fixed assets, net	198	801	27
Changes in operating assets and liabilities —
Accounts receivable, net	5,311	21,907	(39,901)
Unbilled services	269	998	(491)
Prepaid expenses and other current assets	3,057	(1,318)	(2,314)
Deferred tax assets	—	23,851	(20,635)
Accounts payable	(1,597)	(7,417)	90
Accrued expenses	(6,499)	(2,358)	24,674
Deferred revenue	(1,954)	(5,136)	14,428
Accrued restructuring	6,779	42,689	—

Net cash provided by (used in) operating activities	(13,224)	(54,561)	18,324
Cash Flows from Investing Activities:
(Purchases) Sales of marketable securities, net	(8,672)	76,895	(66,421)
Decrease (increase) in restricted cash	16,757	(16,757)	—
Purchases of property and equipment	(945)	(12,616)	(21,683)
Acquisition of Petronio Technology Group, Inc.	—	—	(600)
Acquisition of The Toronto Technology Group, Inc.	—	—	(5,191)
Decrease in other assets	3,094	2,789	563

Net cash provided by (used in) investing activities	10,234	50,311	(93,332)
Cash Flows from Financing Activities:
Tudor settlement (Note 12)	1,050	—	—
Proceeds from exercise of stock options	112	1,171	4,669
Proceeds from employee stock purchase plan	1,771	1,535	1,883
Payments on long-term obligations	(2,000)	(2,000)	(3,000)

Net cash provided by financing activities	933	706	3,552
Effects of Foreign Exchange Rate Changes On Cash and Cash Equivalents	(1,607)	(218)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(3,664)	(3,762)	(71,456)
Cash and Cash Equivalents, Beginning of Period	49,493	53,255	124,711

Cash and Cash Equivalents, End of Period	$45,829	$49,493	$53,255

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$135	$—

Cash paid during the period for income taxes	$447	$330	$175

Supplemental Disclosure of Noncash Investing and Financing Activities:
Value ascribed to options issued in connection with the acquisition of The Toronto Technology Group Inc.	$—	$—	$2,238

Reversal of deferred compensation	$222	$832	$704

Income tax effect of disqualifying dispositions	$—	$—	$23,057

In connection with the acquisition of The Toronto Technology Group Inc., the following transaction occurred:
Fair value of tangible assets acquired	$—	$—	$699
Intangible assets acquired	—	—	5,124
Liabilities assumed	—	—	(632)

Cash paid for acquisition including acquisition costs	$—	$—	$5,191

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, Business and Summary of Significant Accounting Policies

      Art Technology Group, Inc. (ATG or the Company) is a Delaware company which was incorporated on December 31, 1991. ATG offers an integrated suite of Internet online marketing, sales and service applications, as well as related application development, integration and support services.

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

(c)	Revenue Recognition

      ATG recognizes product license revenue from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices of selling products and services, separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement.

      ATG recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, generally ratably over one year, or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(d)	Net Income (Loss) Per Share

      Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards (FAS) 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents, which consist of stock options using the treasury stock method.

      The following table sets forth basic and diluted net income (loss) per share computational data for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per-share amounts):

	2002	2001	2000

Net income (loss)	$(29,490)	$(156,005)	$14,487

Weighted average common shares outstanding used in computing basic net income (loss) per share	69,921	68,603	66,932
Weighted average common equivalent shares outstanding:
Employee common stock options	—	—	6,206

Total weighted average common and common equivalent shares outstanding used in computing diluted net income (loss) per share	69,921	68,603	73,138

Basic net income (loss) per share	$(0.42)	$(2.27)	$0.22

Diluted net income (loss) per share	$(0.42)	$(2.27)	$0.20

Antidilutive common stock equivalents	11,571	13,038	3,902

(e)	Cash, Cash Equivalents and Marketable Securities

      ATG accounts for investments in marketable securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under FAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At December 31, 2002 and 2001, all of ATG’s marketable securities were held in commercial paper and corporate bonds and were classified as held-to-maturity, and have maturities that are less than one year. The average maturity of ATG’s marketable securities is approximately 3.6 months and 4.3 months at December 31, 2002 and 2001, respectively. At December 31, 2002, 2001 and 2000, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $(21,000) $163,000 and $181,000, respectively. Realized gains and losses in 2002, 2001 and 2000 were not material. Restricted cash represents the portion of ATG’s outstanding letters of credit that are cash collateralized as of December 31,

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 (see Note 3). At December 31, 2002 and 2001, ATG’s cash, cash equivalents and marketable securities consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Cash and cash equivalents —
Cash	$39,130	$10,518
Money market accounts	6,699	38,975

Total cash and cash equivalents	$45,829	$49,493

Marketable securities —
Corporate debt securities	$22,729	$14,057

Total marketable securities	$22,729	$14,057

Restricted cash —
Restricted cash	$—	$16,757

Total restricted cash	$—	$16,757

(f)	Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG provides for depreciation and amortization using the straight-line method.

      Property and equipment at December 31, 2002 and 2001, consisted of the following:

		December 31,
	Estimated
Asset Classification	Useful Life	2002	2001

		(In thousands)
Computer equipment	3 years	$12,231	$13,210
Leasehold improvements	Lesser of useful life or life of lease	5,124	6,021
Furniture and fixtures	7 years	3,656	4,658
Computer software	3 years	3,893	4,693

		24,904	28,582
Less — Accumulated depreciation and amortization		17,906	12,411

		$6,998	$16,171

      Depreciation expense included in the accompanying statements of operations was approximately $7,147,000, $8,775,000 and $3,768,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(g)	Research and Development Expenses for Software Products

      ATG evaluates the establishment of technological feasibility of its products in accordance with FAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (FAS 86). ATG sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, ATG has concluded that technological feasibility is not established until the development stage of the product is nearly complete. ATG defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to ATG’s financial position or results of operations. Therefore, ATG has charged all such costs to research and development in the period incurred.

     (h) Income Taxes

      ATG accounts for income taxes in accordance with the provisions of FAS 109, Accounting for Income Taxes (FAS 109). This statement requires ATG to recognize a current tax asset or liability for current taxes payable or refundable and to record deferred tax assets or liabilities for the estimated future tax effects of temporary differences and carryforwards to the extent that they are realizable. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized (see Note 4).

     (i) Stock-Based Compensation

      ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and follows the disclosure-only alternative under FAS 123, Accounting for Stock Based Compensation (FAS 123) (see Note 5(c)).

      Had compensation expense for ATG’s Stock Plans been determined consistent with FAS 123, the pro forma net loss per share would have been as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per-share information)
Net income (loss) as reported	$(29,490)	$(156,005)	$14,487
Add: Stock-based employee compensation expense included in reported net loss	942	1,280	1,273
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(39,913)	(49,978)	(29,546)

Pro forma net loss	$(68,461)	$(204,703)	$(13,786)

Basic net income (loss) per share —
As reported	$(0.42)	$(2.27)	$0.22
Pro forma	$(0.98)	$(2.98)	$(0.21)
Diluted net income (loss) per share —
As reported	$(0.42)	$(2.27)	$0.20
Pro forma	$(0.98)	$(2.98)	$(0.21)

     (j) Comprehensive Income (Loss)

      FAS 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to include the reporting of comprehensive income (loss). The Company’s comprehensive income (loss) in 2000 does not differ from its net income (loss). It is composed of two components in 2002 and 2001, net loss and foreign currency translation loss. The Company has disclosed such amounts in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (k) Fair Value of Financial Instruments

      Financial instruments mainly consist of cash and cash equivalents, marketable securities, accounts receivable, and long-term obligations. The carrying amounts of these instruments approximate their fair values.

     (l) Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers. ATG maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. ATG places its cash, cash equivalents and marketable securities in several accredited financial institutions. ATG has not experienced any material losses to date.

      As of December 31, 2002, no customer accounted for greater than 10% of accounts receivable. As of December 31, 2001, one customer accounted for 23% of accounts receivable.

     (m) Long-Lived Assets

      In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, but retains FAS 121’s fundamental provisions for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. FAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations. The Company adopted FAS 144, effective January 1, 2002, which did not have a material impact on its financial position or results of operations.

      The Company reviews the carrying value of its long-lived assets whenever events and circumstances indicate that the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If such assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

     (n) Hedging Activities

      A portion of our revenues, earnings and cash flows are exposed to changes in foreign exchange rates. On September 18, 2002, our Board of Directors formally approved our foreign currency-hedging program to mitigate the risk of foreign currency fluctuations on earnings and cash flows. Under this program, we may at times seek to manage our foreign exchange risk through the use of foreign currency forward-exchange contracts. ATG may use these contracts to offset the potential earnings and cash flow effects from short-term foreign currency assets and liabilities that arise from operations. FAS 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) requires that all derivative contracts and hedging activities be recorded at fair value in the financial statements. Such contracts are marked to market in each reporting period with the resulting change in fair value recognized immediately in Other Income in the Statement of

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations as unrealized gains and losses up through their maturity, at which time the gains or losses become realized. These gains and losses offset the changes in fair value of the asset or liability being hedged. Realized gains and losses were not material in 2002. As of December 31, 2002 there were no foreign currency-hedging contracts outstanding. Furthermore, the Company does not have any option or other derivative contracts outstanding at December 31, 2002.

     (o) Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries are translated in accordance with FAS 52, Foreign Currency Translation (FAS 52). In 2000, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar. Accordingly, all assets and liabilities of the foreign subsidiaries were translated using the exchange rate at the balance sheet date, except for property and equipment, other assets and stockholders’ equity, which were translated at historical rates. Revenues and expenses were translated at average rates during the period. In 2001, the Company determined the functional currency of its foreign subsidiaries was the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Prior to translation, the Company remeasures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Statement of Operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in Stockholders’ Equity in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2002, 2001, and 2000, the Company recorded $950,000, $58,000, and $0, respectively, from transactional gains and losses and remeasurement gains and losses which are included in Interest and Other Income, Net in the accompanying Statements of Operations.

     (p) Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations (FAS 141) and FAS 142, Goodwill and Other Intangible Assets (FAS 142) in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. FAS 142 requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events in accordance with the provisions of FAS 142. Also under FAS 142, intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible asset obtained is through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with determinable lives will continue to be amortized over their respective useful lives. The adoption of FAS 141 and FAS 142 on January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

      During fiscal 2001, the Company determined that the remaining unamortized goodwill of $4.0 million associated with two professional services acquisitions was impaired, and accordingly was included as a component of the restructuring charge recorded in the fourth quarter of fiscal 2001 (see Note 11). The effect

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of no longer amortizing goodwill in accordance with FAS 142 for the twelve months ended December 31, 2001 and 2000 is as follows:

	For the Twelve Months	For the Twelve Months
	Ended December 31, 2001	Ended December 31, 2000

Reported net income (loss)	$(156,005)	$14,487
Add back: Goodwill amortization (net of taxes)	2,217	777

Adjusted net income (loss)	$(153,788)	$15,264

Basic earnings per share:
Reported net income (loss)	$(2.27)	$0.22
Goodwill amortization	0.03	0.01

Adjusted net income (loss)	$(2.24)	$0.23

Diluted earnings per share:
Reported net income (loss)	$(2.27)	$0.20
Goodwill amortization	0.03	0.01

Adjusted net income (loss)	$(2.24)	$0.21

      In November 2001, the Emerging Issues Task Force (EITF) issued EITF 01-14, Income Statement Characterization of Reimbursement Received for “Out-of-Pocket” Expenses Incurred, relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for such reimbursements as a reduction of the cost of revenues. The Company adopted EITF 01-14 effective January 1, 2002. Comparative consolidated financial statements for prior periods have been reclassified to comply with the guidance in EITF 01-14. The impact of the reclassification was to increase revenues by 2% for the year ended December 31, 2002, 1% for the year ended December 31, 2001 and 1% for the year ended December 31, 2000.

      In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. FAS 146 supercedes EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and establishes when a liability for a cost associated with an exit or disposal activity must be recognized, which is at the time the liability is incurred. Severance pay, in many cases, would be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a material impact on the Company’s consolidated financial statements.

      On December 31, 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation in the event companies adopt FAS 123 and account for stock options under the fair value method. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS 148 does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB 25. As of December 31, 2002, ATG has adopted the disclosure requirements of FAS 148 and have shown the pro-forma disclosures in the summary of significant accounting policies (see Footnote 1(i)).

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company is not aware of any guarantees that require disclosure as of December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

     (q) Financial Statement Reclasses

      During 2002, ATG has made certain changes and adjustments to the Consolidated Financial Statements and related Notes. In accordance with EITF 01-14, the Company has reclassified reimbursements received for out-of-pocket expenses as revenue and cost of revenues for the years 2002, 2001 and 2000. Restricted cash has been separately disclosed in the 2001 Balance Sheet, Cash Flow Statement and Note 1(e) under the caption Cash, Cash Equivalents and Marketable Securities related to the outstanding letters of credit in favor of various landlords to secure obligations under the Company’s facility leases. In Note 9 the Company has separately disclosed income taxes within accrued expenses. In addition, the Company has adopted FAS 142 and provided the required transitional disclosures in Note 1(p).

(2) Disclosures About Segments of an Enterprise

      FAS 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. FAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision-makers, as defined under FAS 131, is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

      Revenues from sources outside of the United States were approximately $30,078,000, $47,584,000 and $37,569,000 in 2002, 2001 and 2000, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and Asia/ Pacific. All of the ATG’s product sales for the years ended December 31, 2002, 2001 and 2000, were delivered from its headquarters located in the United States.

      The following table represents the percentage of total revenues by geographic region from customers for 2002, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

United States	70%	66%	77%
Europe, Middle East and Africa (excluding UK)	6	18	13
United Kingdom (UK)	18	10	6
Asia Pacific	3	2	2
Other	3	4	2

	100%	100%	100%

(3) Long-Term Obligations

     (a) Credit Facility

      Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provides for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate. The line of credit was secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. As a result of this agreement, ATG was no longer required to fully cash secure all of its letters of credit (LC’s). However, the Company was required to maintain $18 million of unrestricted cash with the Bank at all times during the term of the line of credit. As a result of this requirement, this revolving line of credit did not increase the amount of net cash available to the Company during the term of the agreement.

      Effective December 24, 2002, ATG modified its existing working capital facility with the Bank. ATG’s eligible line of credit was increased to $20 million from $15 million. The new line is no longer tied to 80% of eligible accounts receivable. While there were no outstanding borrowings under the facility at December 31, 2002, ATG has issued letters of credit (LC’s) totaling $13.9 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.25% at December 31, 2002). As of December 31, 2002, approximately $6.1 million was available for future borrowings. The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $40 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed; $4.5 million for the fourth quarter of 2002, $4.0 million for the first quarter of 2003, $2.0 million for the second quarter of 2003, $1.0 million for the third and fourth quarters of 2003. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. ATG is required to maintain $27 million in unrestricted cash with the Bank at all times, and in the event the balance should decrease, ATG will be required to pay fees and expenses to compensate

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Bank for lost income. As of December 31, 2002, the Company was in compliance with all related financial covenants. While there were no outstanding borrowings under the facility at December 31, 2002, ATG has issued letters of credit (LC’s) totaling $13.9 million, which are supported by this facility. In the event that ATG does not comply with any of the covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include, 1) declaring all obligations immediately due and payable; 2) ceasing to advance money or extend credit for our benefit; 3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 23, 2003.

      As of December 31, 2002, ATG had commitments totaling approximately $13.9 million in the form of outstanding LC’s in favor of our various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring in 2003 through 2009. As of December 31, 2002, all of the LC’s were secured under the line of credit.

      Throughout 2001, ATG had a working capital line-of-credit agreement with a bank, which provided for borrowings of up to the lesser of $12,500,000, or 80%, of eligible accounts receivable (as defined). The line of credit bore interest at the Bank’s prime rate (4.75% at December 31, 2001) and expired in December 2001. As of December 31, 2001, ATG had commitments totaling approximately $16.7 million in the form of outstanding standby letters of credit (LC’s) in favor of ATG’s various landlords to secure obligations under ATG’s facility leases. All LC’s were fully cash secured as of December 31, 2001, and these secured amounts were classified as restricted cash at December 31, 2001.

     (b) Non-Recourse Receivables Purchase Agreement with a Bank

      In September 2000, ATG entered into a Non-Recourse Receivables Purchase Agreement with a bank (the Receivables Agreement), whereby ATG could sell up to $10.0 million of its accounts receivable to the bank subject to acceptance by the bank on a non-recourse basis. Upon purchase, the bank assumed the risk of collection for the acquired accounts receivable except in the event that ATG violated the terms of the receivables purchase agreement or the customer asserted a discount, allowance, warranty claim or right of return. The accounts receivable were sold at a discount to reflect a minimum of 45 days and a maximum of 135 days at the bank’s prime rate plus 1%. In September 2000, ATG sold $9.6 million of accounts receivable to the bank under the Receivables Agreement. ATG recorded the transaction as a sale of accounts receivable in accordance with FAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and accordingly reduced accounts receivable by the amount of the accounts receivable sold. As of February 2001, all of the sold receivables were collected in full and remitted to the bank. This agreement expired in September 2001.

     (c) BroadVision Settlement

      In connection with a settlement of the patent infringement claim by BroadVision Inc. (BroadVision), ATG acquired a perpetual, paid-up license for BroadVision’s patented technology. ATG paid $2,000,000 in each of the years ended December 31, 2002 and 2001, and $11,000,000 in 2000. At December 31, 2001, these payments were included in the accompanying consolidated balance sheet as follows: $2,000,000 in current maturities of long-term obligations, with no long-term obligations. ATG expensed $2,332,000, $2,333,000 and $2,333,000 of the settlement as cost of service revenues in the years ended December 31, 2002, 2001, and 2000, respectively.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Income Taxes

      Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Domestic	$(22,197)	$(128,885)	$16,651
Foreign	(7,293)	(3,269)	1,214

Total	$(29,490)	$(132,154)	$17,865

      The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Federal
Current	$—	$—	$8,780
Deferred	—	19,140	(7,385)
State
Current	—	53	1,789
Deferred	—	3,200	(1,533)
Foreign
Current	—	2,457	1,727
Deferred	—	(999)	—

	$—	$23,851	$3,378

      The provision for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,

	2002	2001	2000

Federal tax at statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(2.4)	(3.1)	6.5
Meals and entertainment	0.3	1.0	6.1
Deferred compensation	0.8	—	4.9
Non-deductible restructuring costs	—	2.0	—
Other	0.6	—	1.8

Provision before valuation allowance	(35.7)	(35.1)	54.3

Valuation allowance	35.7	53.1	(35.4)

	—%	18.0%	18.9%

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	December 31,

	2002	2001

Cumulative temporary differences	$23,131	$21,811
US Income tax credits	1,037	1,037
Net operating losses	71,694	47,357
Acquisition related	—	—
Valuation-allowance	(95,862)	(70,205)

	$—	$—

      As of December 31, 2002, ATG had net operating loss carryforwards of approximately $180.0 million for federal income tax purposes and approximately $8.9 million for non-US income tax purposes. Approximately $90.4 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal and state income tax purposes. Approximately $56.0 million of this amount was tax benefited through additional paid-in-capital in 2000. ATG also has available federal tax credit carryforwards of approximately $1.0 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2022. If substantial changes in ATG’s ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. ATG has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on the Company’s ability to utilize these tax credit and operating loss carryforwards.

      As of December 31, 2002, the Company has recorded a full valuation-allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. The valuation allowance increased $25.7 million to $95.9 million in 2002 from $70.2 million in 2001.

      As of December 31, 2001, the Company had recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. In order to record the full valuation allowance against previously recognized tax assets, the Company recorded a realized charge of $23.9 million in 2001.

      The Company has provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

(5) Stockholders’ Equity

(a) Stock Plans

1996 Stock Option Plan

      In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors, and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of options to be granted, the time at which options are exercisable, the method of payment and any other terms or conditions of the options. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. On May 14, 2001, the 1996 Plan was amended to increase the total shares of common stock that have been reserved for options to be granted to 25,600,000. As of December 31, 2002, there are 8,147,226 shares available for future grant under the 1996 Plan.

      Additionally, in May 1999, ATG granted 150,000 options outside ATG’s stock option plans to an executive of ATG. As of December 31, 2002, these options have not been exercised.

1999 Outside Director Stock Option Plan

      The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. A total of 300,000 shares of common stock have been reserved under the Director Plan.

      Under the terms of the Director Plan, each currently active non-employee director received an option to purchase 10,000 shares of common stock on the effective date of the Company’s initial public offering at the public offering price. Individuals who became directors after the initial public offering and were not employees of ATG received an option to purchase 25,000 shares of the Company’s common stock on the date of initial election to ATG’s Board of Directors at an exercise price equal to the then current fair market value. In addition, each non-employee director will receive an option to purchase 10,000 shares of common stock on the date of each annual meeting of stockholders at an exercise price per share equal to the closing price of ATG’s common stock on the date of grant. All options granted under the Director Plan are fully vested upon grant. As of December 31, 2002, there are 50,000 shares available for future grant under the Director Plan.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes ATG’s option activity under the Company’s 1996 Plan and Director Plan:

			Weighted
			Average
	Number	Exercise	Exercise
	of Shares	Price	Price

	(In thousands, except per-share
	information)
Outstanding, December 31, 1999	8,338	$.07- 52.50	$8.65
Granted	4,917	.06-120.00	66.93
Exercised	(2,164)	.07- 81.56	2.23
Canceled	(549)	.06-120.00	22.25

Outstanding, December 31, 2000	10,542	.06-120.00	36.42
Granted	8,532	.07- 40.25	8.81
Exercised	(937)	.06- 75.56	12.36
Canceled	(5,099)	.06-120.00	35.47

Outstanding, December 31, 2001	13,038	.06-120.00	21.25
Granted	4,288	.90- 4.31	2.39
Exercised	(343)	.06- 2.13	.33
Canceled	(5,412)	.06-120.00	36.16

Outstanding, December 31, 2002	11,571	$.06-120.00	$7.91

Exercisable, December 31, 2002	5,523	$.06-120.00	$9.78

Exercisable, December 31, 2001	4,370	$.06-120.00	$23.76

Exercisable, December 31, 2000	2,297	$.06-120.00	$13.81

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2002:

	Outstanding			Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average	Number	Average
	Number of	Outstanding	Exercise	of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

	(In thousands, except per-share information)
$ .06-$ .08	20	4.3	$.07	18	$.07
.25	590	5.1	.25	590	.25
.70- 1.02	1,894	9.2	.94	262	.94
1.05- 1.55	1,339	8.4	1.36	322	1.33
1.67- 2.46	1,873	8.4	2.09	1,092	2.12
2.54- 3.67	369	8.9	3.28	77	3.34
3.83- 5.59	3,660	7.6	4.42	1,851	4.68
5.75- 8.59	108	7.5	7.41	95	7.60
8.95- 13.41	670	7.8	10.08	565	9.91
14.00- 20.00	93	7.7	18.55	50	18.64
22.94- 34.25	105	8.1	28.79	50	29.06
34.50- 51.69	308	7.5	43.38	186	44.51
52.50- 78.00	336	5.0	61.02	252	59.23
80.56- 120.00	206	7.6	87.91	113	88.27

	11,571	7.9	$7.91	5,523	$9.78

      Through the fourth quarter of 1998, ATG has recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of the common stock, as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. ATG recorded compensation expense of, $942,000, $1,280,000 and $1,273,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to these options.

1999 Employee Stock Purchase Plan

      The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of ATG’s common stock to participating employees. In May 2002 the Company’s shareholders approved an increase in the number of shares available in the Plan from 1,000,000 to 3,000,000 shares. All ATG’s employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company’s stock are not eligible to participate. During each designated quarterly offering period, each eligible employee may deduct between 1% to 10% of base pay to purchase common stock of ATG. The purchase price will be 85% of the closing market price of ATG’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower.

      During the years ended 2002, 2001 and 2000, 1,616,442, 131,708 and 179,099 shares, respectively, were issued under the 1999 Employee Stock Purchase Plan. As of December 31, 2002, there were 1,077,402 shares remaining unissued in the plan.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      As permitted under FAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

      Pro forma financial measures regarding net income (loss) and earnings per share is required by FAS 123 for award grants as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions.

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.43%	4.43%	5.92%
Expected dividend yield	—	—	—
Expected live (years)	4	4	4
Expected volatility	125%	135%	115%
Weighted average remaining contractual life of options outstanding	7.9 years	8.4 years	8.80 years

      The weighted average grant date fair values per share generated by application of the Black-Scholes model utilizing the assumptions noted above for the years ended December 31, 2002, 2001 and 2000 were $1.97, $7.40 and $52.64, respectively, resulting in total compensation expense of $8,549,000, $62,197,000 and $256,901,000 for stock awards granted in 2002, 2001 and 2000, respectively. Total compensation expense is recognized over the underlying option period adjusted for forfeitures.

      As required under FAS 123, the reported net (loss) income and basic and diluted earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. See Note 1(i) for the disclosure of pro forma net loss and loss per share.

Adoption of Shareholders’ Rights Plan

      On September 26, 2001, ATG’s Board of Directors adopted a Shareholder Rights Plan pursuant to which preferred stock purchase rights were distributed to shareholders as a dividend at the rate of one Right for each share of common stock held of record as of the close of business on October 9, 2001. The Plan was adopted to enable the Board of Directors to protect the Company against any takeover attempt that the Board considers not to be in the best interests of shareholders.

      When exercisable, each Right will entitle shareholders to buy one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock at an exercise price of $15 per Right. Subject to certain exceptions, the Rights will be exercisable after a person or group (except for certain excluded persons) acquires beneficial ownership of 15% or more of ATG’s outstanding common stock or undertakes a tender or

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange offer which, if consummated, would result in that person or group beneficially owning 15% or more of ATG’s outstanding common stock. The Rights will be redeemable by the Board at any time before a person or group acquires 15% or more of ATG’s outstanding common stock and under certain other circumstances at a redemption price of $.001 per Right.

Option Exchange Program

      On August 1, 2002, the Company offered all full-time and part-time employees, other than the officers as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, and directors, the opportunity to participate in a stock option exchange program. The voluntary program gave employees the opportunity to exchange options with exercise prices of $15.00 or more per share that were granted under the Amended and Restated 1996 Stock Option Plan. However, if an employee elected to cancel any awards, all options granted after January 26, 2002 were also required to be canceled. The new options will be exercisable for one share of ATG’s common stock for every three shares of the Company’s common stock issuable upon exercise of a surrendered option to be granted at least six months and one day after the old options are cancelled.

      The cancellation date for the options elected in the exchange program was August 29, 2002 at which date the Company accepted all such cancellations. The exercise price for the new options will be the closing price of the Company’s common stock on The Nasdaq National Market on March 3, 2003, the anticipated re-grant date. Twenty-five percent of each new option will vest immediately on the date the new options are granted. The remaining seventy-five percent will vest in three equal installments on the dates six months, twelve months and eighteen months after the grant date. Approximately 3,000,495 options were eligible for exchange under this program.

      On August 29, 2002, 1,997,819 options were cancelled under the stock option exchange program. The replacement options will be granted at least six months and one day from August 29, 2002 (see Note 14 for additional information).

(6) Acquisitions

      On June 1, 2000, ATG completed the acquisition of Petronio Technology Group, a Boston-based provider of educational training and consulting services. ATG acquired Petronio Technology Group for $1,200,000, consisting of an initial payment of $600,000 at the closing and two annual contingent payments of $300,000 each. The acquisition was accounted for under the purchase method of accounting, and the results of operations for Petronio Technology Group were included in ATG’s results from the acquisition date. ATG recorded $600,000 in goodwill that was being amortized over two years and the Company is recognizing the contingent payments as compensation expense ratably over the two-year vesting period. For the year ended December 31, 2000, ATG recorded amortization expense of $188,000 and compensation expense of $188,000. For the year ended December 31, 2001, ATG recorded amortization expense of $241,000 and compensation expense of $300,000. Due to the Company’s restructuring of its business operations in 2001, the Company determined the goodwill related to the asset was permanently impaired. As a result, the Company wrote off $171,000 of the remaining unamortized goodwill in the fourth quarter of 2001. This amount is included in the Company’s restructuring charge (see Note 11).

      On July 17, 2000, ATG completed the acquisition of The Toronto Technology Group, Inc., a privately held 30-person consulting and educational services company based in Toronto, Canada, for approximately $12.0 million in cash, options and shares of common stock. The acquisition was accounted for under the purchase method of accounting. Upon the closing of the transaction, ATG paid $5.2 million in cash, issued 19,634 employee stock options and also issued 56,237 exchangeable shares of ATG’s subsidiary Art Technology Group (Canada), Inc. The exchangeable shares will become exchangeable for 56,237 shares of ATG’s common stock, subject to a three-year vesting schedule. As of December 31 2001, 18,745 shares were exchanged for ATG Inc. common shares. The Company accrued approximately $2.1 million in compensation

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense ratably from July 18, 2000 to July 17, 2001, related to these shares that were exchanged. Additionally, the company settled 11,762 exchangeable shares with a certain employee. Upon settlement, ATG recorded $1.3 million as a component of restructuring expense (see Note 11). This expense included both the cash paid to settle the award and unamortized deferred compensation at the time of settlement. Additionally, 25,712 shares were forfeited when the remainder of the employees left the company. Also, as part of the 2001 restructuring charge, ATG incurred charges relating to headcount reductions, excess office space, and the write-off of the remaining goodwill of $3.8 million all relating to the Toronto Technology Group Inc. acquisitions. This charge was included as part of the restructuring (see Note 11).

(7) Commitments and Contingencies

(a) Leases

      ATG has offices, primarily for sales and support personnel, in ten domestic locations as well as ten foreign countries. At December 31, 2002, ATG has issued $13.9 million of LC’s under its line of credit in favor of various landlords to secure obligations under our other facility leases, which expire from 2003 through 2009.

      The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of December 31, 2002, are as follows:

Years Ending December 31,	Operating Leases

(In thousands)
2003	$18,788
2004	15,477
2005	16,096
2006	14,086
2007	9,398
Thereafter	18,782

Total future minimum lease payments	$92,627

      Of the $92.6 million in future minimum lease payments, $70.7 million was included in the Company’s 2001 and 2002 restructuring charges. The $70.7 million was reduced to a $46.9 million restructuring charge after taking into consideration estimated sublease income and estimated vacancy periods until the various properties are sub-leased (see Note 11).

      Rent expense included in the accompanying statements of operations was approximately $9,434,000, $15,076,000 and $6,029,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(8) Employee Benefit Plan

      Effective January 1, 1997, ATG adopted the Art Technology Group 401(k) Plan (the 401(k) Plan). All employees, as defined, are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. ATG may contribute to the 401(k) Plan at its discretion. For the years ended December 31, 2002, 2001 and 2000, ATG made a discretionary contribution to the 401(k) Plan of approximately $1,216,000, $1,008,000 and $888,000, respectively.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Accrued Expenses

      Accrued expenses at December 31, 2002 and 2001 consist of the following:

	December 31,

	2002	2001

	(In thousands)
Payroll and related costs	$6,943	$8,506
Accrued accounts payable	1,295	1,105
Accrued taxes	3,904	4,367
Other	6,077	10,740

	$18,219	$24,718

(10)	Valuation And Qualifying Accounts

      The following is a rollforward of ATG’s allowance for doubtful accounts (in thousands):

		Additions/		Balance
	Beginning of	Charges to	Deductions/	at End
	Period	Expense	Write-offs	of Period

Year Ended December 31, 2000	$460	$2,976	$(781)	$2,655

Year Ended December 31, 2001	$2,655	$4,900	$(4,016)	$3,539

Year Ended December 31, 2002	$3,539	$694	$(2,292)	$1,941

(11)	Restructuring

December 31, 2001

      As a result of a global slowdown in information technology spending, ATG undertook plans to restructure its operations during 2001. Actions taken by ATG included: consolidation of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that have no future benefit. In the second quarter ATG recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million. Total restructuring charges for the year totaled $76.9 million.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the 2001 restructuring charge (in thousands):

Restructuring Charges

				Payments or
				Write-Offs in	Accrued	Adjustments in	Adjustments in		Accrued 2001
				Twelve	Restructuring	Estimate made	Estimate made		Restructuring
	Quarter	Quarter		Months	Charges	in Quarter	in Quarter		Charges
	Ended	Ended	Year Ended	Ended	as of	Ended	Ended		as of
	June 30,	December 31,	December 31,	December 31,	December 31,	June 20,	December 31,	Payments or	December 31,
	2001	2001	2001	2001	2001	2002	2002	Write-Offs	2002

Facilities-related costs and impairments	$38,100	$22,818	$60,918	$16,208	$44,710	$447	$907	$9,016	$37,048
Employee severance, benefits and related costs	4,757	3,181	7,938	6,748	1,190	—	—	920	270
Asset impairments	212	5,358	5,570	5,570	—	—	—	—
Exchangeable share settlement	—	1,263	1,263	1,263	—	—	—	—	—
Marketing costs	851	—	851	851	—	(536)	—	—	(536)
Legal and accounting costs	315	90	405	232	173	—	—	173	—

Total	$44,235	$32,710	$76,945	$30,872	$46,073	$(89)	$907	$—	$36,782

      The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which were no longer required due to the reduction in personnel. In determining the facilities-related costs, ATG has estimated the vacancy period and sublease income. A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge. The net change in estimate was an additional charge of $1.5 million in the fourth quarter. Of the $1.5 million charge, a credit of $8.2 million was realized due to the buy out of a lease included in the second quarter charge of $9.3 million, which is being paid ratably over 4.5 years. This credit was offset by an increase of approximately $9.7 million due to updated assumptions, as a result of a market analysis indicating lower sublease rates and longer vacancy periods for two leases provided for in the second quarter. Included in the facility-related costs was the write-off of the abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. These fixed assets were directly related to the restructured excess office facilities.

      The employee severance cost component of the restructuring charge was related to reductions in personnel. As part of the restructuring ATG terminated the employment of 530 employees, or 46% of ATG’s workforce. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development. In addition, ATG settled 11,762 exchangeable shares with a certain employee. Upon settlement, ATG recorded $1.3 million as a charge to restructuring.

      The asset impairment-related costs included the write-off of the remaining unamortized goodwill of approximately $4.0 million, which was related to the two professional service acquisitions completed in 2000. In addition, the Company determined that approximately $1.4 million of purchased software was deemed impaired due to ATG’s revised product development strategy.

      During the second quarter of 2002, ATG recorded a net charge increasing the 2001 restructured lease obligation accruals by $447,000. The Company increased one lease obligation estimate by $1.3 million as a result of adjusting the estimated sublease income and vacancy assumptions due to the continued weakening of the real estate market in that location. Offsetting this increase, ATG recognized a benefit of $853,000 from two other restructured lease obligation accruals due to favorable sublease transactions consummated during the second quarter. This net charge has been offset by the Company receiving a refund of $536,000 relating to

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the marketing component of the restructuring charge recorded in fiscal 2001, resulting in a net credit to income of $89,000 for the quarter ended June 30, 2002. Also, during the fourth quarter of 2002, ATG recorded a charge of $907,000 to increase charges recorded in 2001 for lease obligations of idle locations.

December 31, 2002

      As a result of the continued weakness in global information technology spending, ATG undertook plans to restructure its operations during 2002. Actions taken by ATG included: consolidation and closure of excess facilities, a worldwide workforce reduction and, the write-off of certain idle assets. In the second quarter ATG recorded a restructuring credit of $89,000, due to a change in the 2001 estimated restructuring charge, and in the fourth quarter of 2002, ATG recorded an aggregate restructuring charge of $19.1 million. Restructuring charges for 2002 totaled $19.0 million.

      The significant components of the 2002 restructuring charge (in thousands):

Restructuring Charges

		Payments or
		Write-Offs for	Accrued 2002
	Quarter	the Twelve	Restructuring
	Ended	Months Ended	Charges as of
	December 31,	December 31,	December 31,
	2002	2002	2002

Facilities-related costs and impairments	$14,634	$2,613	$12,021
Employee severance, benefits and related costs	3,553	—	3,553

Total	$18,187	$2,613	$15,574

      During the fourth quarter of 2002, the Company recorded a restructuring charge of $19.1 million, which consisted of actions initiated in the fourth quarter of 2002 and an adjustment of $907,000 to increase the charges recorded in 2001 for lease obligations of idle locations. The facilities-related charge associated with the 2002 fourth quarter action was $13,476,000 comprising $12,021,000 for operating leases related to office space that is either idle or will be vacated during the first quarter of 2003 and $1,455,000 of leasehold improvement and furniture and fixtures written down to their estimated fair value. The Company also recorded a charge of $3,553,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base, and as a result of this action and the actions taken in 2001, the Company wrote-off $1,158,000 of computer equipment and software, which were no longer being used due to the reduction in personnel and office locations.

      The lease charge is for office space the Company is vacating and intends to sub-lease. The amount of the operating lease charge is based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at each respective location. The severance and benefit costs were for 125 employees, or 23% of the Company’s workforce, consisting of 53 employees from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. The Company accrued employee benefits pursuant to ongoing benefits plans and statutory minimum requirements in foreign locations. The Company began the termination process on January 6, 2003. As a result of a reduction of employees on a worldwide basis in the 2002 and 2001 restructuring actions, as well as the closure of certain office locations, the Company wrote-off computer equipment and software and furniture and fixtures that it has abandoned and will not be used in the future. These assets have been written down to their fair value based on the expected cash flows they will generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets has been estimated as zero. In addition, the Company wrote-off leasehold improvements related to the facilities it is attempting to sub-lease because the estimated cash flows to be generated from those locations are not sufficient to recover the carrying value of the

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The Company expects to substantially complete the above actions by the end of the first quarter of 2003.

      As of December 31, 2002, the Company had an accrued restructuring liability of $52.4 million, of which $36.8 million relates to 2001 restructuring charges and $15.6 million relates to 2002 restructuring charges. The long-term portion of the accrued restructuring liability was $32.5 million. A summary of the short and long-term accrued restructuring is as follows (in thousands):

Accrued Restructuring

		Payments or		Restructuring	Payments or
		Write-offs in	Accrued	Charges for	Write-Offs for	Accrued
	Twelve	the Twelve	Restructuring	the Twelve	the Twelve	Restructuring
	Months Ended	Months Ended	Charges as of	Months Ended	Months Ended	Charges as of
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2001	2001	2002	2002	2002

Facilities-related costs and impairments	$60,918	$16,208	$44,710	$15,988	$11,629	$49,069
Employee severance, benefits and related costs	7,938	6,748	1,190	3,553	920	3,823
Asset impairments	5,570	5,570	—	—	—	—
Exchangeable share settlement	1,263	1,263	—	—	—
Marketing costs	851	851	—	(536)	—	(536)
Legal and accounting costs	405	232	173	—	173	—

Total	$76,945	$30,872	$46,073	$19,005	$12,722	$52,356

(12)	Litigation

      On October 31, 2000, Aron Rosenberg, one of the Company’s stockholders, brought a claim on ATG’s behalf in the U.S. District Court for the District of Delaware. Mr. Rosenberg alleged that the Tudor and Raptor entities violated Section 16(b) of the Securities Exchange Act of 1934 in connection with their sale of ATG’s common stock after its initial public offering on July 20, 1999. Those entities acquired the Company’s common stock upon conversion of its Series D Preferred Stock that they acquired more than six months before the initial public offering. Mr. Rosenberg claimed that those entities should be deemed to have purchased the Company’s common stock when the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation related to preferred stock of the Company on June 18, 1999. He also claimed that those entities obtained profits of more than $70 million in connection with sales of the Company’s common stock within six months after June 18, 1999, and that those profits should be paid to the Company. In January 2002, the parties entered into a settlement agreement, later approved by the court, providing that Tudor would pay $1,050,000 to the Company and $400,000 to the plaintiff’s attorneys, in return for which the Company would release Tudor from any claims under Section 16 of the Exchange Act arising from the facts and circumstances alleged in the complaint. On May 23, 2002 Tudor made the payment to the Company and this matter is now resolved. The receipt of the settlement of $1,050,000 has been recorded as contributed capital within additional paid-in capital in the accompanying Consolidated Balance Sheet and Statement of Stockholders’ Equity and Comprehensive Income (Loss).

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

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros (approximately $1,486,000 as of March 21, 2003) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $717,000 as of March 21, 2003). The judgment amount represents unpaid rent from February to June 2002, which was accrued as part of the restructuring charge recorded in 2001 and remains accrued at December 31, 2002. At the plaintiff’s option, it may seek to institute suit in the future for additional rents that have accrued since the date established in the ruling. The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by law. The fees and costs in this case total approximately 65,000 euros (approximately $69,000 as of March 21, 2003), (exclusive of fees and costs associated with a potential appeal). ATG filed an appeal to the suit on February 6, 2003. ATG’s appeal of the suit is based, in part, on interpretations of law made by the first judge relating to alleged modifications to the original agreement with plaintiff.

      The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(13)	Quarterly Results of Operations (Unaudited)

      The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2002 and 2001:

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter(1)

Total revenues	$27,323	$25,152	$24,502	$24,516
Gross profit	17,305	15,209	15,265	15,995
Net income (loss)	(2,849)	(2,750)	(3,057)	(20,834)
Net income (loss) per share
Basic	(0.04)	(0.04)	(0.04)	(0.30)
Diluted	(0.04)	(0.04)	(0.04)	(0.30)

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter(1)(2)

Total revenues	$43,257	$35,532	$30,453	$31,096
Gross profit	26,291	21,956	18,832	21,282
Net loss	(12,912)	(41,880)	(9,030)	(92,183)
Net loss per share
Basic	(0.19)	(0.61)	(0.13)	(1.34)
Diluted	(0.19)	(0.61)	(0.13)	(1.34)

(1)	Restructuring charges were taken during these quarters, see Note 11 for complete information.

(2)	An income tax charge was taken during this quarter, see Note 4 for complete information.

(14)	Subsequent Events

      On March 3, 2003, 479,447 options were re-granted to employees of ATG in accordance with the Option Exchange Program as discussed in Note 5, at a grant price of $0.99 per share.

      On March 24, 2003, the Company’s Board of Directors approved resolutions, subject to shareholder approval, to increase the number of shares of common stock available for future issuances under the 1999 Outside Director’s Stock Option Plan and the 1999 Employee Stock Purchase Plan to 800,000 shares from 300,000 shares, and to 5,000,000 shares from 3,000,000 shares, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 1, 2002, we filed a Current Report on Form 8-K reporting a change in our independent accountants from Arthur Andersen LLP to Ernst & Young LLP.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2003 under the headings “Election of Class III Directors,” “Background Information About Directors Continuing in Office” and “Information About Executive Officers.”

Item 11.	Information About Executive Compensation

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2003 under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2003 under the heading “Information About Stock Ownership and Performance” And “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions

      The information, if any, required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2003 under the heading “Related Party Transactions.”

Item 14.	Controls and Procedures

      Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Financial Statements

      The following are included in Item 8:

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

      (a) (2) Financial Statement Schedule

      Schedule II for Valuation and Qualifying Accounts is contained in Item 8 in the Notes to the Consolidated Financial Statements. All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because information required is included in the consolidated financial statements or the notes thereto.

      (a) (3) Exhibits

      The following exhibits are included in Item 14(c)*:

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.2(2)	Amended and Restated By-Laws of the Registrant.
4.1(3)	Rights Agreement between Registrant and Equiserve Trust Company, N.A., as rights Agent.
10.1(4)	1996 Stock Option Plan of the Registrant, as amended.
10.2(4)	1999 Outside Director Stock Option Plan of the Registrant.
10.3(4)	1999 Employee Stock Purchase Plan of the Registrant.
10.4(4)	Lease between the Registrant and DVPT Limited Partnership, dated March 11, 1999.
10.5	Lease between the Registrant and Pine Street Investors I, LLC, dated October 6, 1999.
10.6	First Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated December 30, 1999.
10.7	Second Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated August 28, 2000.
10.8	Third Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated December 22, 2000.
10.9	Lease between the Registrant and DIFA Deutsche Immobilien Fonds AG dated, on or about January 18, 2001.
10.10(5)	Nonstatutory Option Agreement between Paul Shorthose and the Registrant dated October 23, 2001.
10.11(5)	Promissory Note issued by Edward Terino to the Registrant dated November 21, 2001.
10.12(5)	Letter of Credit Agreement between Silicon Valley Bank and the Registrant noting Amgen Cambridge Real Estate Holdings as beneficiary, dated December 21, 2001.
10.13(5)	Termination of Lease Agreement between Amgen Cambridge Real Estate Holdings, Inc., and the Registrant dated January 2, 2002.

Exhibit
Number	Description

10.14(6)	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated June 13, 2002.
10.15	John Dragoon Amended Offer Letter and Change-in-Control Agreement, dated July 16, 2002.
10.16(7)	First Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 30, 2002.
10.17(7)	Amendment Agreement between the Registrant and Silicon Valley Bank dated October 4, 2002.
10.18	Edward Terino Executive Change-in-Control Agreement, dated December 1, 2002.
10.19	Robert Burke letter agreement dated March 28, 2003.
10.20	Securities Account Control Agreement between Registrant and Silicon Valley Bank, dated December 20, 2002.
10.21	Second Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 20, 2002.
10.22	Paul Shorthose Letter Agreement, dated, December 31, 2002.
21(5)	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Copies of the exhibits to this annual report on Form 10-K are available to stockholders at the SEC’s Web site at http://www.sec.gov. In addition, stockholders may obtain copies of the exhibits from us, without charge, by writing to Art Technology Group, Inc., 25 First Street, Cambridge, Massachusetts 02141, Attention: Secretary.

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-64698).

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed on October 2, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-78333).

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 24, 2003.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE

Robert D. Burke
Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 24, 2003.

Name	Title

/s/ ROBERT D. BURKE Robert D. Burke	Chief Executive Officer and President (Principal Executive Officer)

/s/ EDWARD TERINO Edward Terino	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PAUL G. SHORTHOSE Paul G. Shorthose	Chairman of the Board

/s/ JOHN R. HELD John R. Held	Director

/s/ SCOTT A. JONES Scott A. Jones	Director

/s/ ILENE H. LANG Ilene H. Lang	Director

/s/ MARY E. MAKELA Mary E. Makela	Director

/s/ THOMAS N. MATLACK Thomas N. Matlack	Director

/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director

CERTIFICATIONS

I, Robert D. Burke, certify that:

      1.     I have reviewed this report on Form 10-K of Art Technology Group, Inc.;

      2.     based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3.     based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Art Technology Group, Inc. as of, and for, the periods presented in this report;

      4.     Edward Terino, the Senior Vice President, Finance and Chief Financial Officer of Art Technology Group, Inc., and I:

•	are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for Art Technology Group, Inc.;

•	have designed such disclosure controls and procedures to ensure that material information relating to Art Technology Group, Inc., included its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report was prepared;

•	have evaluated the effectiveness of the disclosure controls and procedures of Art Technology Group, Inc. as of a date within 90 days prior to the filing date of this report; and

•	have presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

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

      6.     Mr. Terino and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert D. Burke

Robert D. Burke
President and Chief Executive Officer
(principal executive officer)

Date: March 24, 2003

I, Edward Terino, certify that:

      1.     I have reviewed this report on Form 10-K of Art Technology Group, Inc.;

      2.     based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3.     based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Art Technology Group, Inc. as of, and for, the periods presented in this report;

      4.     Robert D. Burke, the President and Chief Executive Officer of Art Technology Group, Inc., and I:

•	are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for Art Technology Group, Inc.;

•	have designed such disclosure controls and procedures to ensure that material information relating to Art Technology Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report was prepared;

•	have evaluated the effectiveness of the disclosure controls and procedures of Art Technology Group, Inc. as of a date within 90 days prior to the filing date of this report; and

•	have presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5.     Mr. Burke and I have disclosed to the auditors of Art Technology Group, Inc. and to the audit committee of the board of directors of Art Technology Group, Inc.:

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

      6.     Mr. Burke and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward Terino

Edward Terino
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)

Date: March 24, 2003