Form 10-Q
period 2003-03-31
ART TECHNOLOGY GROUP INC
filed 2003-05-12
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission file number 000-26679

ART TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3141918 (I.R.S. Employer Identification Number)

25 First Street, Cambridge, Massachusetts
(Address of principal executive offices)

02141
(Zip Code)

(617) 386-1000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of May 7, 2003 there were 71,431,020 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$49,022	$45,829
Marketable securities	17,617	22,729
Accounts receivable, net of reserves of $1,289 ($1,941 in 2002)	17,857	25,221
Unbilled services	20	5
Prepaid expenses and other current assets	2,641	2,484

Total Current Assets	87,157	96,268

Property and Equipment, Net	5,491	6,998
Other Assets	1,409	1,569

	$94,057	$104,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,166	$2,563
Accrued expenses	14,654	18,219
Deferred revenue	16,172	15,674
Accrued restructuring, short-term	16,698	19,819

Total Current Liabilities	49,690	56,275

Accrued restructuring, less current portion	31,001	32,537
Commitments and Contingencies Stockholders’ Equity:
Preferred stock, $.01 par value—
Authorized—10,000,000
Issued and outstanding – no shares	—	—
Common stock, $.01 par value—
Authorized—500,000,000
Issued and outstanding — 71,417,842 shares and 70,941,478 shares at March 31, 2003 and December 31, 2002 respectively	714	709
Additional paid-in capital	217,399	217,288
Deferred compensation	(133)	(394)
Accumulated deficit	(202,623)	(199,869)
Accumulated other comprehensive income	(1,991)	(1,711)

Total Stockholders’ Equity	13,366	16,023

	$94,057	$104,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Product licenses	$7,505	$12,520
Services	11,920	14,803

Total Revenues	19,425	27,323

Cost of Revenues:
Product licenses	485	1,043
Services	5,706	8,975

Total Cost of Revenues	6,191	10,018

Gross Profit	13,234	17,305

Operating Expenses:
Research and development	4,860	5,570
Sales and marketing	8,768	12,378
General and administrative	2,640	2,490
Stock-based compensation	81	271

Total Operating Expenses	16,349	20,709

Loss from Operations	(3,115)	(3,404)
Interest and Other Income, Net	361	555

Net loss before provision for income taxes	(2,754)	(2,849)
Provision for Income Taxes	—	—

Net loss	(2,754)	$(2,849)

Basic and diluted net loss per share	(0.04)	$(0.04)

Basic and diluted weighted average common shares outstanding	70,982	69,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(2,754)	$(2,849)
Adjustments to reconcile net loss to net cash used in operating activities–
Stock-based compensation	81	271
Depreciation and amortization	1,320	1,821
Loss on disposal of fixed assets, net	185	17
Changes in current assets and liabilities–
Accounts receivable, net	7,364	10,281
Unbilled services	(15)	87
Prepaid expenses and other current assets	(157)	1,106
Accounts payable	(397)	(1,144)
Accrued expenses	(3,565)	(5,461)
Deferred revenues	498	(1,477)
Accrued restructuring	(4,657)	(4,086)

Net cash used in operating activities	(2,097)	(1,434)

Cash Flows from Investing Activities:
Net proceeds from sales of (purchases of) marketable securities	5,112	(13,548)
Purchases of property and equipment	(46)	(394)
Proceeds on sale of fixed assets	41	75
Decrease in other assets	160	900

Net cash provided by investing activities	5,267	(12,967)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	42
Proceeds from employee stock purchase plan	296	1,034
Payments on long-term obligations	—	(500)

Net cash provided by financing activities	296	576

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(273)	10
Net Decrease in Cash and Cash Equivalents	3,193	(13,815)
Cash and Cash Equivalents, Beginning of Period	45,829	49,493

Cash and Cash Equivalents, End of Period	$49,022	$35,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS AND BASIS OF PRESENTATION

          Art Technology Group, Inc. (ATG or the Company) is a Delaware company incorporated on December 31, 1991. ATG offers an integrated suite of Internet online marketing, sales and service applications, as well as related application development, integration and support services.

          ATG develops and markets software that enables consumer, retail and financial services companies to dynamically market, sell and provide services to their customers online. The Company offers proven, flexible online marketing, sales, and self-service software applications for consumer facing e-commerce sites. ATG also offers their clients related professional services including support, education and implementation services.

          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States and while the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

          The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

(2)  STOCKHOLDERS’ EQUITY

          Stock-Based Compensation

          ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations, and follows the disclosure-only alternative under FAS 123, Accounting for Stock Based Compensation.

          Had compensation expense for ATG’s Stock Plans been recorded consistent with FAS 123, the pro forma net loss per share would have been as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net loss as reported	$(2,754)	$(2,849)
Add: Stock-based employee compensation expense included in reported net loss	81	271
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(14,107)	(15,356)

Pro forma net loss	$(16,780)	$(17,934)

Basic and diluted net loss per share —
As reported	$(0.04)	$(0.04)
Pro forma	$(0.24)	$(0.26)

          Increase in shares available under option plans

          During the three months ended March 31, 2003, the Company’s Board of Directors approved resolutions, subject to shareholder approval, to increase the number of shares of common stock available for future issuances under the 1999 Outside Director’s Stock Option Plan and the 1999 Employee Stock Purchase Plan to 800,000 shares from 300,000 shares, and to 5,000,000 shares from 3,000,000 shares, respectively.

          Option Exchange Program

          On August 1, 2002, the Company offered all full-time and part-time employees, other than the officers as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, and directors, the opportunity to participate in a stock option exchange program. The voluntary program gave employees the opportunity to exchange options with exercise prices of $15.00 or more per share that were granted under the Amended and Restated 1996 Stock Option Plan. However, if an employee elected to cancel any awards, all options granted after January 26, 2002 were also required to be canceled and the employee could not be granted any additional shares of stock before March 3, 2003. The new options were exercisable for one share of ATG’s common stock for every three shares of the Company’s common stock issuable upon exercise of a surrendered option to be granted at least six months and one day after the old options were cancelled. Approximately 3,000,495 options were eligible for exchange under this program.

          On August 29, 2002, 1,997,819 options were cancelled under the stock option exchange program. On March 3, 2003, 479,447 replacement options were granted to employees of ATG in accordance with the Option Exchange Program, at a grant price of $0.99 per share. Twenty-five percent of each new option vested immediately on the date of grant. The remaining seventy-five percent will vest in three equal installments in six-month intervals.

(3)  NET INCOME (LOSS) PER SHARE

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

The following table sets forth basic and diluted net income (loss) per share computational data for the three months ended March 31, 2003 and 2002 (in thousands, except per-share amounts):

	Three Months Ended March 31,

	2003	2002

Net loss	$(2,754)	$(2,849)

Weighted average common shares outstanding used in computing basic net loss per share	70,982	69,494
Weighted average common equivalent shares outstanding:
Employee common stock options	—	—

Total weighted average common stock and common stock equivalents outstanding used in computing diluted net loss per share	70,982	69,494

Basic net loss per share	$(0.04)	$(0.04)

Diluted net loss per share	$(0.04)	$(0.04)

Antidilutive common stock equivalents	12,514	14,065

(4)  REVENUE RECOGNITION

          ATG recognizes product license revenue from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices of selling products and services, separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement and apply the residual method under Statement of Position 98-9.

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

(5)  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

          ATG accounts for investments in marketable securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under FAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At March 31, 2003 and December 31, 2002, all of ATG’s marketable securities were held in commercial paper and corporate bonds and were classified as held-to-maturity, and have maturities that are less than one year. The average maturity of ATG’s marketable securities was approximately 3.6 months at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, and December 31, 2002, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $(19,000) and $(21,000), respectively. Realized gains and losses for the three months ended March 31, 2003 and 2002 were not material. At March 31, 2003 and December 31, 2002, ATG’s cash, cash equivalents and marketable securities consisted of the following:

	March 31,	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents–
Cash	$36,993	$39,130
Money market accounts	12,029	6,699

Total cash and cash equivalents	$49,022	$45,829

Marketable securities–
Corporate securities	$17,617	$22,729

Total marketable securities	$17,617	$22,729

(6)  COMPREHENSIVE INCOME (LOSS)

          SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements be expanded to include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive loss (in thousands):

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net loss	$(2,754)	$(2,849)
Foreign currency translation loss	(280)	(32)

Comprehensive loss	$(3,034)	$(2,881)

          The accumulated other comprehensive loss at March 31, 2003 and December 31, 2002, of $1,991,000 and $1,711,000 respectively, consisted entirely of the cumulative foreign currency translation adjustment.

(7)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

          SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, to assess performance and allocate resources. ATG’s chief operating decision-makers, as defined under SFAS No. 131, are the members of its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two major offerings: software licenses and services. ATG evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

          Revenues from sources outside of the United States were approximately $4.8 million and $7.8 million for the three months ended March 31, 2003 and 2002, respectively. ATG’s revenue from international sources was primarily generated from customers located in Europe and Asia/Pacific. All of ATG’s software licenses for the three months ended March 31, 2003 and 2002 were delivered from its headquarters located in the United States.

The following table represents the percentage of total revenues by geographic region from customers for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

United States	75%	71%
United Kingdom (UK)	17	9
Europe, Middle East and Africa (excluding UK)	4	16
Other	4	4

	100%	100%

(8)  LONG-TERM OBLIGATIONS

          Credit Facility

          Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate. The line of credit was secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. As a result of this agreement, ATG was no longer required to fully cash secure all of its letters of credit (LC’s). However, the Company was required to maintain $18 million of unrestricted cash with the Bank at all times during the term of the line of credit. As a result of this requirement, this revolving line of credit did not increase the amount of net cash available to the Company during the term of the agreement.

          In December 2002, ATG increased its eligible line of credit to $20 million from $15 million. While there were no outstanding borrowings under the facility at March 31, 2003, ATG has issued letters of credit (LC’s) totaling $14.8 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.25% at March 31, 2003). As of March 31, 2003 approximately $5.2 million was available for future borrowings. The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $40 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed $4.0 million for the first quarter of 2003, $2.0 million for the second quarter of 2003 and $1.0 million for the third and fourth quarters of 2003. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. ATG is required to maintain $27 million in unrestricted cash with the Bank at all times, and in the event the balance should decrease, ATG will be required to pay fees and expenses to compensate the Bank for lost income. As of March 31, 2003, the Company was in compliance with all related financial covenants. In the event that ATG does not comply with any of the covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include, 1) declaring all obligations immediately due and payable; 2) ceasing to advance money or extend credit for our benefit; 3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 23, 2003.

(9)  COMMITMENTS AND CONTINGENCIES

          Leases

          ATG has offices, primarily for sales and support personnel, in 9 domestic locations as well as 8 foreign countries. At March 31, 2003, ATG has issued $14.8 million of LC’s under its line of credit in favor of various landlords to secure obligations under our facility leases, which expire from 2003 through 2011.

          The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of March 31, 2003, are as follows:

Operating
Leases

(In thousands)
Remainder of 2003	$13,920
2004	15,477
2005	16,096
2006	14,086
2007	9,398
Thereafter	18,782

Total future minimum lease payments	$87,759

          Of the $87.8 million in future minimum lease payments, $66.9 million was included in the Company’s 2001 and 2002 restructuring charges. The $66.9 million has been reduced to a $42.0 million restructuring accrual after taking into consideration estimated sublease income and estimated vacancy periods until the various properties are sub-leased (see Note 10). Subsequent to March 31, 2003, the Company finalized settlement agreements with certain landlords as more fully described in Note 15, Subsequent Events.

          Rent expense included in the accompanying statements of operations was approximately $1.5 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively.

          Indemnifications

          The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

          With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent or copyright of a third party. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain geography-based scope limitations, the right to replace or modify an infringing product, and the right to terminate the license and refund a portion of the original license fee if a remedy is not commercially practical. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2003.

          With respect to real estate lease agreements, these indemnifications typically apply to claims asserted against the landlord relating to personal injury and property damage at the leased premises or to certain breaches of the Company’s contractual obligations. These indemnification provisions generally survive the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces its monetary exposure for landlord indemnifications. The Company has never paid any amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

(10)  RESTRUCTURING

December 31, 2001

          As a result of a global slowdown in information technology spending, ATG undertook plans to restructure its operations during 2001. Actions taken by ATG included: consolidation and closure of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, ATG recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million. Total restructuring charges for 2001 totaled $76.9 million.

          The significant components of the 2001 restructuring charge (in thousands):

               RESTRUCTURING CHARGES

							2001
						2001	Adjustments in
		Quarter				Adjustments in	Estimate made
	Quarter	Ended				Estimate made	in Quarter
	Ended	December	Year Ended	Payments and	Balance at	in Quarter	Ended		Balance at
	June 30,	31,	December	Write-Offs in	December 31,	Ended June 30,	December 31,		December 31,
	2001	2001	31,2001	2001	2001	2002	2002	Payments	2002

Facilities-related costs and impairments	$38,100	$22,818	$60,918	$16,208	$44,710	$447	$907	$9,016	$37,048
Employee severance, benefits and related costs	4,757	3,181	7,938	6,748	1,190	—	—	920	270
Asset impairments	212	5,358	5,570	5,570	—	—	—	—	—
Exchangeable share settlement	—	1,263	1,263	1,263	—	—	—	—	—
Marketing costs	851	—	851	851	—	(536)	—	—	(536)
Legal and accounting costs	315	90	405	232	173	—	—	173	—

Total	$44,235	$32,710	$76,945	$30,872	$46,073	$(89)	$907	$10,109	$36,782

	Balance at	Payments and	Balance at
	December 31, 2002	Write-Offs	March 31, 2003

Facilities-related costs and impairments	$37,048	$2,010	$35,038
Employee severance, benefits and related costs	270	270	—
Asset impairments	—	—	—
Exchangeable share settlement	—	—	—
Marketing costs	(536)	(536)	—
Legal and accounting costs	—	—	—

Total	$36,782	$1,744	$35,038

          The facilities-related cost component consisted of idle lease space and termination payments for offices worldwide, which were no longer required due to the reduction in personnel. In determining the facilities-related costs, ATG estimated the vacancy period and sublease income. A component of the fourth quarter facility-related cost was a change in estimate of the second quarter facility-related restructuring charge. The net change in estimate was an additional charge of $1.5 million in the fourth quarter. Of the $1.5 million charge, a credit of $8.2 million was realized due to the buy out of a lease included in the second quarter charge of $9.3 million, which is being paid ratably over 4.5 years. This credit was offset by an increase of approximately $9.7 million due to updated assumptions as a result of a market analysis indicating lower sublease rates and longer vacancy periods for two leases provided for in the second quarter. Included in the facility-related costs was the write-off of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. These fixed assets were directly related to the restructured excess office facilities.

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

          The asset impairment-related costs included the write-off of the remaining unamortized goodwill of approximately $4.0 million, which was related to the two professional service organizations acquired in 2000. In addition, the Company determined that approximately $1.4 million of purchased software was deemed impaired due to ATG’s revised product development strategy.

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

          The significant components of the 2002 restructuring charge (in thousands):

               RESTRUCTURING CHARGES

	Quarter Ended	Payments and	Balance at
	December 31,	Write-Offs in	December 31,		Balance at
	2002	2002	2002	Payments	March 31, 2003

Facilities-related costs and impairments	$14,634	$2,613	$12,021	$814	$11,207
Employee severance, benefits and related costs	3,553	—	3,553	2,099	1,454

Total	$18,187	$2,613	$15,574	$2,913	$12,661

          During the fourth quarter of 2002, the Company recorded a restructuring charge of $19.1 million, which consisted of actions initiated in the fourth quarter of 2002 and an adjustment of $907,000 to increase the charges recorded in 2001 for lease obligations of idle locations. The facilities-related charge associated with the 2002 fourth quarter action was $13,476,000 comprising $12,021,000 for operating leases related to office space that was either idle or to be vacated during the first quarter of 2003 and $1,455,000 of leasehold improvements and furniture and fixtures written down to their fair value. The Company also recorded a charge of $3,553,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base, and as a result of this action and the actions taken in 2001, the Company wrote-off $1,158,000 of computer equipment and software, which were no longer being used due to the reduction in personnel and office locations.

          The lease charge was for office space the Company vacated and intends to sub-lease. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at each respective location. The severance and benefit costs were for 125 employees, or 23% of the Company’s workforce, consisting of 53 employees from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. The Company accrued employee benefits pursuant to ongoing benefit plans and statutory minimum requirements in foreign locations. The Company began the termination process on January 6, 2003. As a result of a reduction of employees on a worldwide basis in the 2002 and 2001 restructuring actions, as well as the closure of certain office locations, the Company wrote-off computer equipment and software and furniture and fixtures that it had abandoned and would not be used in the future. These assets were written down to their fair value based on the expected cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated as zero. In addition, the Company wrote-off leasehold improvements related to the facilities it is attempting to sub-lease because the estimated cash flows to be generated from those locations would not have been sufficient to recover the carrying value of the assets. The Company had substantially completed the above actions by March 31, 2003.

           As of March 31, 2003, the Company had an accrued restructuring liability of $47.7 million, of which $35.0 million relates to 2001 restructuring charges and $12.7 million relates to 2002 restructuring charges. The long-term portion of the accrued restructuring liability was $31.0 million.

(11)  LITIGATION

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

          A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros (approximately $1,600,000 as of May 7, 2003) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $771,000 as of May 7, 2003). The judgment amount represents unpaid rent from February to June 2002, which was accrued as part of the restructuring charge recorded in 2001 and remains accrued at March 31, 2003. At the plaintiff’s option, it may seek to institute suit in the future for additional rents that have accrued since the date established in the ruling. The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by law. The fees and costs in this case total approximately 65,000 euros (approximately $74,000 as of May 7, 2003), (exclusive of fees and costs associated with a potential appeal). ATG filed an appeal to the suit on February 6, 2003. ATG’s appeal of the suit is based, in part, on interpretations of law made by the first judge relating to alleged modifications to the original agreement with plaintiff.

          The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(12)  FOREIGN CURRENCY TRANSLATION

          The financial statements of the Company’s foreign subsidiaries are translated in accordance with FAS 52, Foreign Currency Translation (FAS 52). The Company has determined that the functional currency of its foreign subsidiaries is the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Condensed Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2003 and 2002, the Company recorded gains of $157,000, and $50,000, respectively, from transactional gains and losses and re-measurement gains and losses.

(13)  HEDGING ACTIVITIES

          A portion of our revenues, earnings and cash flows are exposed to changes in foreign exchange rates. Under our foreign currency-hedging program, we may at times seek to manage our foreign exchange risk through the use of foreign currency forward-exchange contracts. ATG may use these contracts to offset the potential earnings and cash flow effects from short-term foreign currency assets and liabilities that arise from operations. FAS 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) requires that all derivative contracts and hedging activities be recorded at fair value in the financial statements.

Such contracts are marked to market in each reporting period with the resulting change in fair value recognized immediately in Other Income in the Condensed Consolidated Statement of Operations as unrealized gains and losses up through their maturity, at which time the gains or losses become realized. These gains and losses offset the changes in fair value of the asset or liability being hedged. Realized gains and losses were not material in the three months ended March 31, 2003. As of March 31, 2003 there were no foreign currency-hedging contracts outstanding. Furthermore, the Company does not have any option or other derivative contracts outstanding at March 31, 2003.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

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

(15) SUBSEQUENT EVENTS

          On May 8, 2003, the Company announced that it had successfully settled three excess real estate obligations at facilities located in San Francisco, CA, Cambridge, MA, and Toronto, Canada. Pursuant to the agreements, the Company made one-time cash payments totaling $9.7 million to fully settle $38.2 million of future lease obligations. The Company anticipates that during the second quarter of 2003, it will record a restructuring benefit to its operating results in the range of $7.0 million to $9.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes contained in Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors including those set forth elsewhere in this report.

          We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our products. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances, value added resellers and original equipment manufacturers.

          We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of software licenses of our products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and on-line and telephone technical support for an annual maintenance fee, which is calculated as a certain percentage of the list price of the licensed product, or on a net purchase price for site licenses. Training is billed as services are provided.

          As of March 31, 2003 we had offices in England, France, Germany, Japan, Sweden, and the United States. Revenues from customers outside the United States accounted for 25% and 29% of our total revenues for the three months ended March 31, 2003 and 2002, respectively.

Critical Accounting Policies and Estimates

          This management’s discussion of financial condition and results of operations analyzes our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Restructuring Expenses

          During 2002 and 2001, we recorded restructuring charges of $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits, and settling of certain contractual obligations. The charges were recorded in accordance with ETIF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SAB 100, (Restructuring and Impairment Charges). In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At March 31, 2003, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sub-lease income or the period of time the facilities will be vacant and sub-leased. On May 8, 2003, we announced that we had successfully settled three excess real estate obligations at facilities located in San Francisco, CA, Cambridge, MA, and Toronto, Canada. Pursuant to the agreements, we made one-time cash payments totaling $9.7 million to fully settle $38.2 million of future lease obligations. We anticipate that during the second quarter of 2003, we will record a restructuring benefit to our operating results in the range of $7.0 million to $9.0 million. Although we do not anticipate significant changes to our remaining restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we are successful in terminating our remaining lease obligations prior to the scheduled termination date. Such changes could have a material impact to our operating results. Any future restructuring actions the Company takes will be recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

Impairment or Disposal of Long Lived Assets

          We review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds the fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges.

          As a result of our restructuring activities in 2002 and 2001, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2002, we determined that $1.7 million of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2002 and 2001 restructuring plans. These assets were no longer being used or will not be used in the future upon completion of the 2002 restructuring plan, which has been substantially completed by March 31, 2003. In addition, $909,000 of leasehold improvements were deemed to be impaired due to exiting certain office locations and the estimated sub-lease income was not sufficient to recover the carrying value of the assets. In 2001, we determined that $7.7 million of leasehold improvements and $2.2 million of furniture, fixtures and equipment were impaired as a result of these restructured operating leases. In addition we determined that approximately $1.4 million of purchased software was impaired due to our revised product development strategy. Lastly we wrote-off the remaining unamortized goodwill of $4.0 million due to the closure and abandonment of two professional service acquisitions completed in fiscal year 2000.

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

          At March 31, 2003 and December, 31, 2002, we have provided a full valuation allowance against our deferred tax assets due to the uncertainty of their realizability.

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

Results of Operations

          The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Product license	39%	46%
Services	61%	54%

Total revenues	100%	100%
Cost of revenues:
Product license	2%	4%
Services	29%	33%

Total cost of revenues	32%	37%

Gross margin	68%	63%

Operating expenses:
Research and development	25%	20%
Sales and marketing	45%	45%
General and administrative	14%	9%
Stock-based compensation	—	1%

Total operating expenses	84%	76%

Income (loss) from operations	(16%)	(12%)
Interest and other income (expense), net	2%	2%

Income (loss) before provision for income taxes	(14%)	(10%)
Provision for income taxes	—	—

Net income (loss)	(14%)	(10%)

          The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three Months Ended
	March 31,

	2003	2002

Cost of product license revenues	6%	8%
Cost of services revenues	48%	61%

Three Months ended March 31, 2003 and 2002

Revenues

          Total revenues decreased 29% to $19.4 million for the three months ended March 31, 2003 from $27.3 million for the three months ended March 31, 2002. The decrease was primarily attributable to the slowing economy, reduced information technology spending among our customer base, and the lengthening of the sales cycle. Revenues generated from international customers decreased to $4.8 million, or 25% of total revenues, for the three months ended March 31, 2003, from $7.8 million, or 29% of total revenues, for the three months ended March 31, 2002. We expect total revenues to decrease in 2003 and the international revenues as a percentage of total revenues to be approximately 30%.

          No individual customer accounted for more than 10% of total revenues for the three months ended March 31, 2003 or 2002.

Product License Revenues

          Product license revenues decreased 40% to $7.5 million for the three months ended March 31, 2003 from $12.5 million for the three months ended March 31, 2002. The decrease was primarily attributable to the slowing economy, reduced information technology spending among our customer base and the lengthening of the sales cycle. Product license revenues generated from international customers decreased to $1.2 million for the three months ended March 31, 2003 from $4.1 million for the three months ended March 31, 2002. We expect product license revenues to increase as a percent of total revenues to about 50% and in absolute dollars in 2003.

          Product license revenues as a percentage of total revenues for the three months ended March 31, 2003 and 2002 were 39% and 46%, respectively. We expect this percentage to be about 50% for the remainder of 2003.

Services Revenues

          Services revenues decreased 19% to $11.9 million for the three months ended March 31, 2003 from $14.8 million for the three months ended March 31, 2002. The decrease was primarily attributable to the slowing economy, reduced information technology spending, declining product revenue and a reduction in our services capacity as we increased our use of channel partners. Additionally, as a result of lower product sales, support and maintenance revenues and professional services revenues have decreased. We expect services revenues to decrease as a percent of total revenue and to decrease in absolute dollars in 2003.

          Support and maintenance revenues were 64% of total service revenues for the three months ended March 31, 2003 as compared to 63% for the three months ended March 31, 2002. Support revenues on a dollar value basis, were lower for the three months ended March 31, 2003 due to the decrease in product revenues from 2002 compared to 2001 and the fact that some customers are decreasing or terminating their support coverage.

          Services revenues as a percentage of total revenues for the three months ended March 31, 2003 and 2002, were 61% and 54%, respectively. We expect this percentage to be about 50% for the remainder of 2003.

Cost of Product License Revenues

          Cost of product license revenues decreased 53% to $485,000 for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. This decrease is primarily related to lower product revenues during the first quarter of 2003, and satisfaction of payment obligations related to the BroadVision settlement which was satisfied in 2002. In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees, which were being accounted for as cost of product license revenues. For 2002, approximately half of our cost of product license revenues related to the BroadVision settlement that was fully satisfied as of December 31, 2002.

          For the three months ended March 31, 2003 and 2002, cost of product license revenues as a percentage of total revenues was 2% and 4%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 2% and 3% for the remainder of 2003.

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

          Cost of services revenues decreased 36% to $5.7 million for the three months ended March 31, 2003 from $9.0 million for the three months ended March 31, 2002. The decrease was primarily attributable to a reduction in our professional services workforce and the reduction in service revenues related to reduced product license revenues. Approximately 62% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 38% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

          For the three months ended March 31, 2003 and 2002, cost of services revenues as a percentage of total revenues were 29% and 33%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be in the 30% to 35% range for the remainder of 2003.

Research and Development Expenses

          Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

          Research and development expenses decreased 13% to $4.9 million for the three months ended March 31, 2003 from $5.6 million for the three months ended March 31, 2002. The decrease was primarily attributable to a reduction in our workforce. Approximately 84% of the decrease is related to decreased salaries and related benefits. The remaining 16% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

          For the three months ended March 31, 2003 and 2002, research and development expenses as a percentage of total revenues were 25% and 20%, respectively. Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will be about 22% for the remainder of 2003.

Sales and Marketing Expenses

          Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

          Sales and marketing expenses decreased 29% to $8.8 million for the three months ended March 31, 2003 from $12.4 million for the three months ended March 31, 2002. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction in the workforce of our sales and marketing group, a reduction in our spending on marketing programs and a reduction in commissions from decreased product revenues. Approximately 41% of the decrease was related to a decrease in compensation and benefits costs, and 18% of the decrease was related to a reduction in our marketing and promotional expenses. The remaining 41% was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

          For three months ended March 31, 2003 and 2002, sales and marketing expenses as a percentage of total revenues were 45%, respectively. We expect that sales and marketing expenses for the remainder of 2003 will be in the range of 38% to 41% as a percentage of total revenues. However sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

          General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

          General and administrative expenses increased 6% to $2.6 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. The increase was due to an increase in our professional fees of 6% while our other expense categories remained comparatively flat.

          For the three months ended March 31, 2003 and 2002, general and administrative expenses as a percentage of total revenues were 14% and 9%, respectively. Due to cost reduction initiatives we anticipate that general and administrative expenses will trend lower as a percentage of total revenues and in absolute dollars for the remainder of 2003.

Stock-Based Compensation

          Through the fourth quarter of 1998, we had recognized total deferred stock-based compensation within Stockholders’ Equity of $4.9 million in connection with stock option grants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value for accounting purposes of our common stock at the time of these grants. Additionally, in July 2000, we recorded deferred stock-based compensation of $2.0 million for unvested stock options acquired in connection with the acquisition of the Toronto Technology Group, Inc. The number of these stock options has been reduced due to the recipients of these grants terminating their employment with us. We are amortizing these amounts over the vesting periods of the applicable options.

          Stock-based compensation expense decreased 70% to $81,000 for the three months ended March 31, 2003 from $271,000 for the three months ended March 31, 2002 due to the restructuring activities that took place during 2002 and the expiration of the amortization time period of at least a portion of the options.

Interest and Other Income, Net

          Interest and Other Income, Net decreased 35% to $361,000 for the three months ended March 31, 2003 from $555,000 for the three months ended March 31, 2002. The decrease was primarily due to lower interest rates. Offsetting the decrease in interest income for the three months ended March 31, 2003 were gains of $157,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries. Foreign currency related gains for the three months ended March 31, 2003 increased from $50,000 for the three months ended March 31, 2002.

Provision for Income Taxes

          As a result of net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance.

Liquidity and Capital Resources

          Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. In 2002, we also funded our cash requirements in part from operations. At April 30, 2003, we had $48.2 million in cash and cash equivalents and $16.4 million in marketable securities.

          Cash used in operating activities was $2.1 million for the three months ended March 31, 2003. This consisted of operating losses of $2.8 million, depreciation and amortization of $1.3 million, a decrease in accounts receivable of $7.4 million, offset by a decrease in accrued restructuring of $4.7 million. Other changes in working capital items consisted primarily of $3.6 million in cash used for accrued expenses and an increase in deferred revenues of $498,000. Cash used in operating activities was $1.4 million for the three months ended March 31, 2002. This represents an operating loss of $2.8 million and changes in working capital items consisting primarily of uses of cash for accrued expenses and restructuring totaling $9.6 million. This was partially offset by a source of cash from accounts receivable of $10.3 million and depreciation of $1.8 million.

          Our investing activities for the three months ended March 31, 2003 consisted primarily of capital expenditures of $46,000, net sales of marketable securities of $5.1 million and a decrease in other assets of $160,000. We expect that capital expenditures will total approximately $2.0 million for the year ended December 31, 2003. Our investing activities consisted primarily of net purchases of marketable securities of $13.5 million for the three months ended March 31, 2002, and a decrease in other assets of $900,000. Our capital expenditures for the period ended March 31, 2002 were $394,000.

          Net cash provided by financing activities was $296,000 for the three months ended March 31, 2003, representing proceeds from the employee stock purchase plan. Net cash provided by financing activities was $576,000 for the three months ended March 31, 2002, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by the quarterly payment on the long-term obligation to BroadVision.

          Effective December 24, 2002, we modified our existing working capital facility with Silicon Valley Bank (the Bank). Our eligible line of credit was increased to $20 million from $15 million. While there were no outstanding borrowings under the facility at March 31, 2003, we have issued letters of credit (LC’s) totaling $14.8 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.25 % at March 31, 2003). As of March 31, 2003, approximately $5.2 million was available for future borrowings. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $40 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed $4.0 million for the first quarter of 2003, $2.0 million for the second quarter of 2003, and $1.0 million for the third and fourth quarters of 2003. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. We are required to maintain $27 million in unrestricted cash with the Bank at all times, and in the event the balance should decrease, we will be required to pay fees and expenses to compensate the Bank for lost income.

As of March 31, 2003, we were in compliance with all related financial covenants. In the event that we do not comply with any of the covenants within the line of credit or default on any of our provisions, the Bank’s significant remedies include:

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

          On May 8, 2003, we announced that we had successfully settled three excess real estate obligations at facilities located in San Francisco, CA, Cambridge, MA, and Toronto, Canada. Pursuant to the agreements, we made one-time cash payments totaling $9.7 million to fully settle $38.2 million of future lease obligations. We anticipate that during the second quarter of 2003, we will record a restructuring benefit to our operating results in the range of $7.0 million to $9.0 million.

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

Contractual Obligations

      On May 8, 2003, after entering into agreements with the landlords for facilities located in Toronto, Canada, San Francisco, CA and Cambridge, MA and making cash payments of $9.7 million in connection with those agreements, our contractual cash obligations, which consist solely of operating leases, were as follows (in thousands):

	Payments Due by Period

					After
Contractual Obligations	Total	Remainder of 2003	1-3 years	4-5 years	5 years

Lease Commitments	$49,124	$10,673	$22,282	$13,885	$2,284

      Prior to entering into the agreements with the landlords for our Toronto, San Francisco and Cambridge facilities, our contractual cash obligations, which consist solely of operating leases at March 31, 2003 were as follows (in thousands):

	Payments Due by Period

					After 5
Contractual Obligations	Total	Remainder of 2003	1-3 years	4-5 years	years

Lease Commitments	$87,759	$13,920	$31,573	$23,484	$18,782

Recent Accounting Pronouncements

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

RISK FACTORS THAT MAY AFFECT RESULTS

          This quarterly report contains forward-looking statements, including statements about our growth and future operating results. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions to help identify forward-looking statements.

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

          We incurred a loss in the quarter ended March 31, 2003, and in each quarter of fiscal 2002. As of March 31, 2003, we had an accumulated deficit of $202.6 million. Our revenues decreased 29% to $19.4 million for the three months ended March 31, 2003 compared with $27.3 million for the three months ended March 31, 2002. In addition, we believe the current economic downturn within the software industry could continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows.

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

          After giving effect to agreements entered into to date, we have $49.1 million in future lease payment obligations related to our property lease agreements. We have engaged in ongoing negotiations with our landlords in an effort to reduce these costs. These negotiations have included attempts to reduce payments on occupied premises and efforts to negotiate buyouts of existing leases on unoccupied premises. We cannot assure you that any agreements will be reached with our current landlords to reduce our future lease payment obligations, and we anticipate any agreements would require significant up-front cash payments, which would further impact our cash resources. In addition, we are currently engaged in litigation over leased premises in Germany as described in Part II, Item 1, Legal Proceedings. We cannot assure you that we will not be subject to additional legal proceedings related to our leases. The significant cash expenditures relating to our lease obligations which we may incur in the future, may decrease our cash reserves and may divert cash resources that we would otherwise utilize in implementing our business strategy.

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

          Historically, we have derived a significant portion of our revenues from existing customers that purchase our support and maintenance services and enhanced versions of our products. Retention of our existing customer base requires that we provide high levels of customer service and product support to help our customers maximize the benefits that they derive from our products. To compete, we must introduce enhancements and new versions of our products that provide additional functionality. Further, we must manage the transition from our older products so as to minimize the disruption to our customers caused by such migration and integration with the customers’ information technology platform. If we are unable to continue to obtain significant revenues from our existing customer base, our ability to grow our business would be harmed and our competitors could achieve greater market share.

We depend on our relationships with systems integrators.

          Since our potential customers often rely on third-party systems integrators to develop, deploy and manage Web sites for conducting commerce on the Internet, we cultivate relationships with systems integrators to encourage them to support our products. If we do not adequately train a sufficient number of systems integrators or if systems integrators were to devote their efforts to integrating or co-selling different products, our revenues could be reduced and our operating results could be harmed.

We depend on our relationships with value added resellers.

          We license products through value added resellers and encourage them to service and support our products. If we are unable to find qualified resellers, are unable to convince qualified resellers to license our products to end users, fail to adequately train a sufficient number of resellers or if resellers choose to devote their efforts to reselling our competitor’s products, our revenues could be reduced and our operating results could be harmed.

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

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect proprietary rights to as great an extent as the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

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

          The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, coalescence of product differentiators, and evolving industry standards. We may not be able to develop and market or acquire new products or product enhancements that comply with present or emerging Internet technology standards and to differentiate our products based on functionality and performance. In addition, we may not be able to establish strategic alliances with operating system and infrastructure vendors that will permit migration opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. For example, functionality that once differentiated our products over time has been incorporated into products offered by the major operating system and infrastructure providers. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of customers. E-commerce technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

Our business may suffer if we fail to address the challenges associated with international operations.

          As of March 31, 2003 we had offices in, England, France, Germany, Japan, and Sweden. In the first quarter of 2003, we closed our offices in Australia, Canada, and the Netherlands. We derived 25% of our total revenues from customers outside the United States for the three months ended March 31, 2003. Our operations outside North America are subject to additional risks, including:

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

          Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping the latest version of ATG 6.0 suite of products in the fourth quarter of 2002. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

          In January 2003, we announced a corporate restructuring involving a workforce reduction of approximately 125 people, or 23% of our workforce (focused in our professional services, general and administrative staff and internal sales and operations), and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of approximately $19.1 million in the fourth quarter of 2002. In addition, we recorded a restructuring charge of $76.9 million in 2001 relating to previous restructuring activities. These restructuring activities require that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff has been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate.

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

          Our success will depend heavily on the continued use of the Internet for e-commerce. The current United States economic downturn has reduced demand for our products as customers and potential customers delay or cancel the implementation of online marketing, sales, and service applications. If the market for our products and services does not continue to mature, we will be unable to execute our business plan. Adoption of electronic commerce and online marketing, sales, and service applications, particularly by those companies that have historically relied upon traditional means of commerce, will require a broad acceptance of different methods of conducting business. Our future revenues and profits will substantially depend on the Internet being accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability.

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

          Businesses use our ATG Scenario Personalization product to develop and maintain profiles to tailor the content to be provided to Web site visitors. When a visitor first arrives at a Web site, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor’s identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Scenario Personalization product tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user’s behavior on the Web site. Privacy concerns may cause visitors to resist providing the personal data or to avoid Web sites that track the Web behavioral information necessary to support our profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

          We currently are the subject of securities class action litigation. If a court awards damages to the plaintiffs, the total amount could exceed the limit of our existing insurance. This litigation also may divert management’s attention and resources. We may be the target of similar litigation in the future if the market for our stock becomes volatile. For a further description of the pending litigation, see “Part II, Item 1. Legal Proceedings.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk, however, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since March 31, 2003.

          The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Relative to foreign currency exposures existing at March 31, 2003, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at March 31, 2003, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

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

          A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros (approximately $1,600,000 as of May 7, 2003) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $771,000 as of May 7, 2003). The judgment amount represents unpaid rent from February to June 2002, which was accrued as part of the restructuring charge recorded in 2001 and remains accrued at March 31, 2003. At the plaintiff’s option, it may seek to institute suit in the future for additional rents that have accrued since the date established in the ruling. The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by law. The fees and costs in this case total approximately 65,000 euros (approximately $74,000 as of May 7, 2003), (exclusive of fees and costs associated with a potential appeal). ATG filed an appeal to the suit on February 6, 2003. ATG’s appeal of the suit is based, in part, on interpretations of law made by the first judge relating to alleged modifications to the original agreement with plaintiff.

          The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations

Item 2. Changes in Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

On January 23, 2003 we filed a Current Report on Form 8-K reporting our quarterly earnings for the year ended December 31 2002 as well as the resignation of Joseph T. Chung as a director of ATG.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 9, 2003.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ Edward Terino
Edward Terino Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

CERTIFICATIONS

          I, Robert D. Burke, certify that:

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

Date: May 9, 2003

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

          6.  Mr. Burke and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Edward Terino Edward Terino Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)