Form 10-Q
period 2003-06-30
ART TECHNOLOGY GROUP INC
filed 2003-08-07
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     As of August 1, 2003 there were 71,987,603 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$43,096	$45,829
Marketable securities	14,000	22,729
Accounts receivable, net of reserves of $955 ($1,941 at December 31, 2002)	16,570	25,221
Prepaid expenses and other current assets	2,270	2,489

Total Current Assets	75,936	96,268
Property and equipment, net	5,218	6,998
Other assets	2,382	1,569

	$83,536	$104,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,144	$2,563
Accrued expenses	15,215	18,219
Deferred revenue	15,591	15,674
Accrued restructuring, short-term	15,082	19,819

Total Current Liabilities	48,032	56,275
Accrued restructuring, less current portion	16,272	32,537
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value— Authorized—10,000,000 Issued and outstanding – no shares	—	—
Common stock, $.01 par value— Authorized—200,000,000 Issued and outstanding —71,914,491 shares and 70,941,478 shares at June 30, 2003 and December 31, 2002, respectively	719	709
Additional paid-in capital	217,716	217,288
Deferred compensation	(117)	(394)
Accumulated deficit	(196,573)	(199,869)
Accumulated other comprehensive income	(2,513)	(1,711)

Total Stockholders’ Equity	19,232	16,023

	$83,536	$104,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Product license	$9,464	$12,229	$16,970	$24,749
Services	11,842	12,923	23,761	27,726

Total Revenues	21,306	25,152	40,731	52,475
Cost of Revenues:
Product license	478	1,096	962	2,139
Services	5,086	8,847	10,793	17,822

Total Cost of Revenues	5,564	9,943	11,755	19,961

Gross Profit	15,742	15,209	28,976	32,514
Operating Expenses:
Research and development	4,967	5,563	9,827	11,133
Sales and marketing	8,096	11,178	16,864	23,557
General and administrative	2,374	2,267	5,014	4,755
Stock-based compensation	18	257	99	529
Restructuring	(5,273)	(89)	(5,273)	(89)

Total Operating Expenses	10,182	19,176	26,531	39,885

Income (Loss) from Operations	5,560	(3,967)	2,445	(7,371)
Interest and Other Income, Net	490	1,217	851	1,772

Income (loss) before provision for income taxes	6,050	(2,750)	3,296	(5,599)
Provision for Income Taxes	—	—	—	—

Net income (loss)	$6,050	$(2,750)	$3,296	$(5,599)

Basic net income (loss) per share	$0.08	$(0.04)	$0.05	$(0.08)

Diluted net income (loss) per share	$0.08	$(0.04)	$0.05	$(0.08)

Basic weighted average common shares outstanding	71,475	69,786	71,228	69,574

Diluted weighted average common shares outstanding	73,141	69,786	72,324	69,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$3,296	$(5,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities–
Stock-based compensation	99	529
Depreciation and amortization	2,373	3,638
Non-cash restructuring charge	847	—
Loss on disposal of fixed assets, net	60	43
Changes in current assets and liabilities–
Accounts receivable, net	8,651	7,926
Prepaid expenses and other current assets	50	900
Other assets	(1,365)	—
Accounts payable	(419)	(738)
Accrued expenses	(3,004)	(4,514)
Deferred revenues	(83)	(1,625)
Accrued restructuring	(21,146)	(5,275)

Net cash used in operating activities	(10,641)	(4,715)

Cash Flows from Investing Activities:
Proceeds from (purchases of) marketable securities, net	8,729	(10,682)
Proceeds from restricted cash	—	16,757
Purchases of property and equipment	(775)	(686)
Proceeds from sale of equipment	45	75
Decrease in other assets	153	2,998

Net cash provided by (used in) investing activities	8,152	8,462

Cash Flows from Financing Activities:
Tudor Settlement (Footnote 11)	—	1,050
Proceeds from exercise of stock options	70	55
Proceeds from employee stock purchase plan	543	1,034
Payments on long-term obligations	—	(1,000)

Net cash provided by financing activities	613	1,139

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(857)	(1,342)
Net Decrease in Cash and Cash Equivalents	(2,733)	3,544
Cash and Cash Equivalents, Beginning of Period	45,829	49,493

Cash and Cash Equivalents, End of Period	$43,096	$53,037

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

     ATG develops and markets software that enables consumer, retail and financial services companies to dynamically market, sell and provide services to their customers online. The Company offers proven, flexible online marketing, sales, and self-service software applications for consumer facing e-commerce sites. ATG also offers its clients related professional services including support, education and implementation services.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States and while the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

     The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

(2)  STOCKHOLDERS’ EQUITY

     Stock-Based Compensation

     ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations, and follows the disclosure-only alternative under Statement of Financial Accounting Standards (FAS) 123, Accounting for Stock Based Compensation (FAS 123).

     Had compensation expense for ATG’s Stock Plans been recorded consistent with the fair value method under FAS 123, the pro forma net loss per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$6,050	$(2,750)	$3,296	$(5,599)
Add: Stock-based employee compensation expense included in reported net income (loss)	18	257	99	529
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(10,909)	(14,927)	(25,016)	(30,283)

Pro forma net loss	$(4,841)	$(17,420)	$(21,621)	$(35,353)

Basic and diluted net income (loss) per share —
As reported	$0.08	$(0.04)	$0.05	$(0.08)
Pro forma	$(0.07)	$(0.25)	$(0.30)	$(0.51)

     Increase in Shares Available Under Option Plans

     During the second quarter of 2003, the Company’s stockholders approved resolutions that increased the number of shares of common stock available for future issuances under the 1999 Outside Director’s Stock Option Plan and the 1999 Employee Stock Purchase Plan to 800,000 shares from 300,000 shares, and to 5,000,000 shares from 3,000,000 shares, respectively.

     Decrease in Authorized Shares of Common Stock

     During the second quarter of 2003, the Company’s stockholders approved a resolution to decrease the number of shares of common stock authorized to 200,000,000 from 500,000,000.

     Option Exchange Program

     On August 1, 2002, the Company offered all full-time and part-time employees, other than the officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, and directors, the opportunity to participate in a stock option exchange program. The voluntary program gave employees the opportunity to exchange options with exercise prices of $15.00 or more per share that were granted under the Amended and Restated 1996 Stock Option Plan. However, if an employee elected to cancel any awards, all options granted after January 26, 2002 were also required to be canceled and the employee could not be granted any additional shares of stock before March 3, 2003. The new options were exercisable for one share of ATG’s common stock for every three shares of the Company’s common stock issuable upon exercise of a surrendered option to be granted at least six months and one day after the old options were cancelled. Approximately 3,000,495 options were eligible for exchange under this program.

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

(3)  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed in accordance with FAS 128, Earnings Per Share (FAS 128). Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss)	$6,050	$(2,750)	$3,296	$(5,599)

Weighted average common shares outstanding	71,475	69,786	71,228	69,574
Weighted average common stock equivalents outstanding:
Employee stock options	1,666	—	1,096	—

Total weighted average common stock and common stock equivalents	73,141	69,786	72,324	69,574

Basic net income (loss) per share	$0.08	$(0.04)	$0.05	$(0.08)

Diluted net income (loss) per share	$0.08	$(0.04)	$0.05	$(0.08)

(4)	REVENUE RECOGNITION

     ATG recognizes product license revenue from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally executes separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition (SOP 97-2) and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

     ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection.

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

     ATG accounts for investments in marketable securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under FAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At June 30, 2003 and December 31, 2002, all of ATG’s marketable securities were held in commercial paper and corporate bonds, classified as held-to-maturity, and had maturities of less than one year. The average maturity of ATG’s marketable securities was approximately 6.5 months and 3.6 months at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, and December 31, 2002, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $(21,000). Realized gains and losses for the three and six month periods ended June 30, 2003 and June 30, 2002 were not material. At June 30, 2003 and December 31, 2002, ATG’s cash, cash equivalents and marketable securities consisted of the following:

	June 30	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents–
Cash	$39,188	$39,130
Money market accounts	3,908	6,699

Total cash and cash equivalents	$43,096	$45,829

Marketable securities–
Corporate securities	$14,000	$22,729

Total marketable securities	$14,000	$22,729

(6)	COMPREHENSIVE INCOME (LOSS)

     FAS 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements be expanded to include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$6,050	$(2,750)	$3,296	$(5,599)
Foreign currency translation income (loss)	(522)	(1,093)	(802)	(1,125)

Comprehensive income (loss)	$5,528	$(3,843)	$2,494	$(6,724)

     The accumulated other comprehensive loss at June 30, 2003 and December 31, 2002 of $2,513,000 and $1,711,000, respectively, consisted entirely of the cumulative foreign currency translation adjustment.

(7)	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     FAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. FAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, to assess performance and allocate resources. ATG’s chief operating decision-makers, as defined under FAS 131, are the members of its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two major offerings: software licenses and services. ATG evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

     Revenues from sources outside of the United States were approximately $9.9 million and $7.6 million for the three months ended June 30, 2003 and 2002, respectively, and $14.7 million and $15.4 million for the six months ended June 30, 2003 and 2002, respectively. ATG’s revenue from international sources was primarily generated from customers located in Europe and Asia/Pacific. All of ATG’s software licenses for the three and six months ended June 30, 2003 and 2002 were delivered from its headquarters located in the United States.

     The following table represents the percentage of total revenues by geographic region from customers for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

United States	53%	70%	64%	71%
United Kingdom (UK)	27	7	17	8
Europe, Middle East and Africa (excluding UK)	17	19	15	17
Other	3	4	4	4

	100%	100%	100%	100%

(8)	LONG-TERM OBLIGATIONS

     Credit Facility

     Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate. The line of credit was secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. As a result of this agreement, ATG was no longer required to fully cash secure its letters of credit (LC’s) the Company had issued to secure obligations under its facility leases.

However, the Company was required to maintain $18 million of unrestricted cash with the Bank at all times during the term of the line of credit. As a result of this requirement, this revolving line of credit did not increase the amount of net cash available to the Company during the term of the agreement.

     In December 2002, ATG increased its eligible line of credit to $20 million from $15 million. While there were no outstanding borrowings under the facility at June 30, 2003, ATG had issued letters of credit (LC’s) totaling $14.3 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.00% at June 30, 2003). As of June 30, 2003 approximately $5.7 million was available for future borrowings. The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $40 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed $1.0 million for the third and fourth quarters of 2003. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. ATG is required to maintain $27 million in unrestricted cash with the Bank at all times, and in the event the balance should decrease, ATG will be required to pay fees and expenses to compensate the Bank for lost income. As of June 30, 2003, the Company was in compliance with all related financial covenants. In the event that ATG does not comply with any of the covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include, 1) declaring all obligations immediately due and payable; 2) ceasing to advance money or extend credit for the Company’s benefit; 3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, 4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 23, 2003.

(9)	COMMITMENTS AND CONTINGENCIES

     Leases

     ATG has offices, primarily for sales and support personnel, in 9 domestic locations as well as 8 foreign countries. At June 30, 2003, ATG had issued $14.3 million of LC’s under its line of credit in favor of various landlords to secure obligations under its facility leases, which expire from 2003 through 2009.

     The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of June 30, 2003, were as follows:

Operating
Leases (in
thousands)

Remainder of 2003	$10,257
2004	11,635
2005	11,762
2006	9,844
2007	4,662
Thereafter	2,308

Total future minimum lease payments	$50,468

     Of the $50.5 million in future minimum lease payments, $38.8 million was included in the Company’s 2001, 2002 and 2003 restructuring charges. The $38.8 million has been reduced to a $30.0 million restructuring accrual after taking into consideration estimated sublease income and estimated vacancy periods until the various properties are sub-leased (see Note 10). Rent expense included in the accompanying statements of operations was $1.4 million and $2.5 million for the three months ended June 30, 2003 and 2002, respectively. Rent expense included in the accompanying statements of operations was $2.9 million and $4.9 million for the six months ended June 30, 2003 and 2002, respectively.

     Indemnifications

     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent or copyright of a third party. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain geography-based scope limitations, the right to replace or modify an infringing product, and the right to terminate the license and refund a portion of the original license fee if a remedy is not commercially practical. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2003.

     With respect to real estate lease agreements or settlement agreements with landlords, these indemnifications typically apply to claims asserted against the landlord relating to personal injury and property damage at the leased premises or to certain breaches of the Company’s contractual obligations or representations and warranties included in the settlement agreements. These indemnification provisions generally survive the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces its monetary exposure for landlord indemnifications. The Company has never paid any amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

(10)	RESTRUCTURING

     During 2003, 2002 and 2001, as a result of a global slowdown in information technology spending, the Company recorded restructuring charges/(benefits) of $(5.3) million, $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and settling of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, Accounting for Costs Associated with exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), FAS 88 and SAB 100.

2001 Actions

     Actions taken by ATG in 2001 included: consolidation and closure of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, ATG recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, ATG recorded a restructuring charge of $32.7 million. Total restructuring charges for 2001 totaled $76.9 million.

     The facilities-related charges were $38.1 million and $22.8 million in the second and fourth quarters, respectively, consisting of excess rental space for offices worldwide, net of estimates for the vacancy period and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. In the second and fourth quarters of 2002, the Company increased the facilities-related portion of the 2001 charge by an additional $447,000 and $907,000 million, respectively for changes to sub-lease and vacancy assumptions, which was offset by a benefit of $536,000 due to an unanticipated vendor refund associated with a written off prepaid cost. The employee severance cost component of the restructuring charge was $4.7 million and $3.2 million in the second and fourth quarters, respectively. ATG terminated the employment of 530 employees, or 46% of ATG’s workforce, none of whom remained employed at June 30, 2002. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development. In addition, ATG settled 11,762 exchangeable shares with a certain employee and recorded $1.3 million as a charge to restructuring for this settlement. Also included in the 2001 charge was the write-off of approximately $4.0 million of goodwill related to acquisitions from 2000, approximately $1.4 million of purchased software that was deemed impaired due to ATG’s revised product development strategy, and $1.1 million of prepaid costs, and legal and accounting expenses.

     At June 30, 2003, there is $19.1 million from the 2001 actions remaining in the restructuring accrual comprising $18.9 million of facilities-related costs and $229,000 of severance and related costs.

     The 2003 activity related to the 2001 actions is as follows (in thousands):

				Adjustments in
				Estimates Made in
	Balance at	Payments and	Balance at	Three Months Ended	Payments and	Balance at
	December 31, 2002	Write-Offs	March 31, 2003	June 30, 2003	Write-Offs	June 30, 2003

Facilities-related costs and impairments	$37,048	$2,010	$35,038	$(8,306)	$7,905	$18,827
Employee severance, benefits and related costs	270	270	—	229	—	229
Asset impairments	—	—	—	—	—	—
Exchangeable share settlement	—	—	—	—	—	—
Marketing costs	(536)	(536)	—	—	—	—
Legal and accounting costs	—	—	—	—	—	—

Total	$36,782	$1,744	$35,038	$(8,077)	$7,905	$19,056

     Of the $5.3 million net benefit that the Company recorded in the second quarter of 2003, the Company recognized a net benefit of $8.1 million related to adjustments to the 2001 actions. The $8.1 million benefit comprised a $10.4 million benefit from settlements of lease obligations in San Francisco and Cambridge, offset by additional facilities related charges of $2.1 million, and $229,000 related to additional employee severance and related costs.

2002 Action

     Actions taken by ATG in 2002 included: consolidation and closure of excess facilities, a worldwide workforce reduction and, the write-off of certain idle assets. In the second quarter of 2002, ATG recorded a restructuring credit of $89,000, due to a change in the 2001 estimated restructuring charge, and in the fourth quarter of 2002, ATG recorded an aggregate restructuring charge of $19.1 million comprising $18.2 million of 2002 actions and a $907,000 adjustment to the facilities-related portion of the 2001 restructuring charge.

     The facilities-related charge associated with the 2002 fourth quarter action was $13.5 million comprising $12.0 million for operating leases, net of assumptions for the vacancy period and sub-lease income based on the then-current real estate market data, related to office space that was either idle or to be vacated during the first quarter of 2003 and $1.5 million of leasehold improvements and furniture and fixtures associated with these facilities, which were written down to their fair value. The Company also recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of the Company’s workforce, none of whom remained employed at June 30, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. The Company also wrote-off $1.1 million in computer equipment and software and furniture and fixtures that it had abandoned.

     At June 30, 2003, there is $10.6 million from the 2002 action remaining in the restructuring accrual comprising $10.5 million of facilities-related costs and $115,000 of severance and related costs.

     The 2003 activity related to the 2002 action is as follows (in thousands):

		Restructuring Charges

				Adjustments in
				Estimates Made in
	Balance at		Balance at	Three Months Ended	Payments and	Balance at
	December 31, 2002	Payments	March 31, 2003	June 30, 2003	Write-Offs	June 30, 2003

Facilities-related costs and impairments	$12,021	$814	$11,207	$310	$1,049	$10,468
Employee severance, benefits and related costs	3,553	2,099	1,454	327	1,666	115

Total	$15,574	$2,913	$12,661	$637	$2,715	$10,583

     In the second quarter of 2003, ATG recorded a net restructuring charge of $637,000 for changes in assumptions and estimates to charges recorded in 2002 for excess lease obligations and employee severance and related costs. The charge was comprised of a benefit of $1.1 million resulting from settlements of lease obligations in San Francisco and Toronto, offset by additional facilities related charges of $1.4 million primarily related to changes in estimates of vacancy and sub-lease income in an idle facility, and additional employee severance and related costs of $327,000.

June 30, 2003 Action

     As a result of several reorganization decisions ATG undertook plans to restructure operations in the second quarter of 2003. Actions taken by ATG included: closure of an excess facility, a worldwide workforce reduction, and the write-off of certain idle assets.

     The significant components of the 2003 restructuring charge were as follows (in thousands):

	Restructuring Charges

	Three Months Ended	Payments and	Balance at June 30,
	June 30, 2003	Write-Offs	2003

Facilities-related costs and impairments	$1,071	$20	$1,051
Asset impairments	169	169	—
Employee severance, benefits and related costs	927	263	664

Total	$2,167	$452	$1,715

     During the second quarter of 2003, the Company recorded a net restructuring benefit of $5.3 million which consisted of benefits from lease settlements of $11.5 million and additional charges of $4.0 million for changes in estimates related to the 2001 and 2002 actions, as well as new 2003 actions totaling $2.2 million. During the second quarter of 2003, the Company settled $38.2 million of future lease obligations for one-time cash payments totaling $9.7 million, resulting in a benefit, net of sub-lease and vacancy assumptions, of $11.5 million. This benefit was primarily recorded against the charges recorded under the 2001 actions.

     The 2003 action included a facilities-related charge of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sub-lease. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at the location. In accordance with FAS 146, the Company has recorded the present value of the net lease obligation. The Company also recorded a charge of $927,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 32 employees, or 7.4% of the Company’s workforce, consisting of 11 employees from sales and marketing, 3 from services, 3 from general and administrative and 15 from research and development. The Company accrued employee benefits pursuant to ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. In addition, the Company accrued additional amounts for its foreign locations based on its best estimate of the final payments for severance. All employees were notified of their termination as of June 30, 2003. The termination process is expected to be completed during the third quarter of 2003. As a result of a reduction of employees as well as the closure of a certain office location, the Company wrote off leasehold improvements related to the facilities it is attempting to sub-lease as the estimated cash flows to be generated from that location would not have been sufficient to recover the carrying value of the assets. In addition, computer and office equipment were written down to their fair value based on the expected cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated as zero. The Company also recorded a charge of $169,000 to reduce the carrying value of third-party software embedded in its products that the Company will discontinue selling, to its net realizable value based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers.

     As of June 30, 2003, the Company had an accrued restructuring liability of $31.4 million, of which $19.1 million relates to 2001 restructuring charges, $10.6 million relates to 2002 restructuring charges, and $1.7 relates to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $16.3 million.

(11)	LITIGATION

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

In January 2002, the parties entered into a settlement agreement, later approved by the court, providing that Tudor would pay $1,050,000 to the Company and $400,000 to the plaintiff’s attorneys, in return for which the Company would release Tudor from any claims under Section 16 of the Securities Exchange Act of 1934 arising from the facts and circumstances alleged in the complaint. On May 23, 2002 Tudor made the payment to the Company and this matter is now resolved. The receipt of the settlement of $1,050,000 has been recorded as contributed capital within additional paid-in capital in the accompanying Consolidated Balance Sheet and Statement of Stockholders’ Equity and Comprehensive Income (Loss).

     The Company and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the Company filed a motion to dismiss the case. The plaintiffs have filed their opposition to the motion, and the Company has submitted a response. While management believes the claims against the Company are without merit, and intends to defend the action vigorously, the litigation is in the preliminary stage.

     A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros (approximately $1,572,000 as of August 1, 2003) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $758,000 as of August 1, 2003). The judgment amount represents unpaid rent from February to June 2002, which was accrued as part of the restructuring charge recorded in 2001 and remains accrued at June 30, 2003. At the plaintiff’s option, it may seek to institute suit in the future for additional rents that have accrued since the date established in the ruling. The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by law. The fees and costs in this case total approximately 180,000 euros (approximately $202,000 as of August 1, 2003), (exclusive of fees and costs associated with a potential appeal). ATG filed an appeal to the suit on February 6, 2003. As of July 31, 2003, there had been no response to the appeal. ATG’s appeal of the suit is based, in part, on interpretations of law made by the first judge relating to alleged modifications to the original agreement with plaintiff.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(12)	FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company’s foreign subsidiaries are translated in accordance with FAS 52, Foreign Currency Translation. The Company has determined that the functional currency of its foreign subsidiaries is the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the period-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Condensed Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates in effect during the respective period. Gains and losses from foreign currency translation are credited or charged to Accumulated Other Comprehensive Loss included in Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets. During the three months ended June 30, 2003 and 2002, the Company recorded gains of $296,000 and $852,000, respectively, from transactional gains and losses and re-measurement gains and losses. During the six months ended June 30, 2003 and 2002, the Company recorded gains of $453,000 and $903,000, respectively, from transaction gains and losses and re-measurement gains and losses.

(13)	HEDGING ACTIVITIES

     A portion of our revenues, earnings and cash flows are exposed to changes in foreign exchange rates. Under our foreign currency-hedging program, we may at times seek to manage our foreign exchange risk through the use of foreign currency forward-exchange contracts. ATG may use these contracts to offset the potential earnings and cash flow effects from short-term foreign currency assets and liabilities that arise from operations. FAS 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivative contracts and hedging activities be recorded at fair value in the financial statements. Such contracts are marked to market in each reporting period with the resulting change in fair value recognized immediately in Other Income in the Condensed Consolidated Statement of Operations as unrealized gains and losses up through their maturity, at which time the gains or losses become realized. These gains and losses offset the changes in fair value of the asset or liability being hedged. Realized and unrealized gains and losses were not material in the three or six month periods ended June 30, 2003 and 2002.

(14)	RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

     In April 2003, the FASB released FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 clarifies the accounting for derivatives, amending FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 is not expected to have a material impact on our financial position or results of operations.

     In May 2003 the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have material impact on our financial position or results of operations.

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

     As of June 30, 2003 we had offices in England, France, Germany, Japan, Sweden, and the United States. Revenues from customers outside the United States accounted for 47% and 30% of our total revenues for the three months ended June 30, 2003 and 2002, respectively, and 36% and 29% for the six months ended June 30, 2003 and 2002, respectively.

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

Revenue Recognition

     Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of Statement of Position, or SOP, 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists via a signed license agreement; (2) physical or electronic delivery has occurred including the availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable. In addition, revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.

     In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically our software licenses do not include significant post-delivery obligations to be fulfilled by us and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales by the resellers. We do not grant our resellers the right of return or price protection.

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

Research and Development Costs

     We account for research and development costs in accordance with Statement of Financial Accounting Standard, or FAS, 2, Accounting for Research and Development Costs, and FAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specify that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Restructuring Expenses

     During 2003, 2002 and 2001, we recorded restructuring charges (benefits) of $(5.3) million, $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits, and settling of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and, Staff Accounting Bulletin, or SAB, 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), FAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At June 30, 2003, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sub-lease income or the period of time the facilities will be vacant and sub-leased. Although we do not anticipate significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we are successful in terminating our lease obligations prior to the scheduled termination date. Such changes could have a material impact to our operating results.

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

     As a result of our restructuring activities in 2003, 2002 and 2001, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2003, we determined that $447,000 of leasehold improvements, computer and office equipment and software were impaired as a result of our decision to restructure operations and discontinue sale of a certain product. In 2002, we determined that $1.7 million of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2002 and 2001 restructuring plans. These assets were no longer being used or will not be used in the future upon completion of the restructuring plans, which had been substantially completed by June 30, 2003. In addition, in 2002, $909,000 of leasehold improvements were deemed to be impaired due to exiting certain office locations and the estimated sub-lease income was not sufficient to recover the carrying value of the assets. In 2001, we determined that $7.7 million of leasehold improvements and $2.2 million of furniture, fixtures and equipment were impaired as a result of these restructured operating leases. In addition we determined that $1.4 million of purchased software was impaired due to our revised product development strategy. Lastly we wrote off the remaining unamortized goodwill of $4.0 million due to the closure and abandonment of two professional service acquisitions completed in 2000.

Accounting for Income Taxes

     We account for income taxes in accordance with FAS 109 Accounting for Income Taxes which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary.

     At June 30, 2003 and December, 31, 2002, we have provided a full valuation allowance against our deferred tax assets due to the uncertainty of their realizability.

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

Results of Operations

     The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES:
Product license	44%	49%	42%	47%
Services	56	51	58	53

Total revenues	100	100	100	100
Cost of revenues:
Product license	2	4	2	4
Services	24	35	26	34

Total cost of revenues	26	40	29	38
Gross margin	74	60	71	62

OPERATING EXPENSES:
Research and development	23	22	24	21
Sales and marketing	38	44	41	45
General and administrative	11	9	12	9
Stock-based compensation	—	1	—	1
Restructuring costs	(25)	—	(13)	—

Total operating expenses	48	76	65	76

INCOME (LOSS) FROM OPERATIONS	26	(16)	6	(14)
Interest and Other Income, Net	2	5	2	3

Income (loss) before benefit from income taxes	28	(11)	8	(11)

PROVISION FOR INCOME TAXES	—	—	—	—

Net income (loss)	28%	(11)%	8%	(11)%

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Cost of product license revenues	5%	9%	6%	9%

Cost of services revenues	43%	68%	45%	64%

Three and Six Months Ended June 30, 2003 and 2002

Revenues

     Total revenues decreased 15% to $21.3 million for the three months ended June 30, 2003 from $25.2 million for the three months ended June 30, 2002 and decreased 22% to $40.7 million for the six months ended June 20, 2003 from $52.5 million for the six months ended June 30, 2002. The decreases were primarily attributable to the overall weakness of the global economy, continued reductions in corporate capital expenditures and geopolitical uncertainties. Revenues for the second quarter of 2003 increased 10% sequentially from the first quarter due to an increase in product revenues attributable to more transactions with new customers.

     Revenues generated from international customers increased to $9.9 million, or 47% of total revenues, for the three months ended June 30, 2003, from $7.6 million, or 30% of total revenues, for the three months ended June 30, 2002. The increase in international revenues was attributable to an increase in product license revenues related to closing two transactions in excess of $1 million. Revenues generated from international customers decreased to $14.7 million, or 36% of total revenues, for the six months ended June 30, 2003, from $15.4 million, or 29% of total revenues, for the six months ended June 30, 2002 due to a weak capital spending environment in Europe during the first quarter of 2003, partially offset by an improved second quarter.

     We expect total revenues for all of 2003 to decrease as compared to 2002. We expect international revenues as a percentage of total revenues to be approximately 32% to 35%.

     One customer accounted for 14% of total revenues for the three months ended June 30, 2003. No individual customer accounted for more than 10% of total revenues for the six months ended June 30, 2003 or for the three or six months ended June 30, 2002.

Product License Revenues

     Product license revenues decreased 23% to $9.5 million for the three months ended June 30, 2003 from $12.2 million for the three months ended June 30, 2002 and decreased 31% to $17.0 million for the six months ended June 30, 2003 from $24.7 million for the six months ended June 30, 2002. The decreases were primarily attributable to reductions in corporate spending surrounding the uncertainty of the recovery of the global economy. We have experienced a decrease in the number of product implementations by new and existing customers as they have delayed and deferred spending decisions. Average transaction size has also decreased slightly, which contributed to our reduced revenues.

     Product license revenues generated from international customers increased to $6.6 million for the three months ended June 30, 2003 from $3.8 million for the three months ended June 30, 2002. The increase in international product revenue was attributable to closing two product transactions in excess of $1 million. Product license revenues generated from international customers decreased to $7.8 million for the six months ended June 30, 2003 from $7.9 million for the six months ended June 30, 2002 due to a weak capital spending environment in Europe during the first quarter of 2003, partially offset by the closing of two product transaction in excess of $1 million in the second quarter of 2003.

     We expect product license revenues to increase as a percentage of total revenues to about 50% and in absolute dollars in 2003.

     Product license revenues as a percentage of total revenues for the three months ended June 30, 2003 and 2002 were 44% and 49%, and for the six months ended June 30, 2003 and 2002 were 42% and 47%, respectively. We expect this percentage to be about 50% for the remainder of 2003.

Services Revenues

     Services revenues decreased 8% to $11.8 million for the three months ended June 30, 2003 from $12.9 million for the three months ended June 30, 2002 and decreased 14% to $23.8 million for the six months ended June 30, 2003 from $27.7 million for the six months ended June 30, 2002. The decreases were primarily attributable to decreased business volume associated with decreased software license revenues, an overall decline in the economy as well as a reduction in our services capacity as we increased our use of channel partners and reduced headcount in professional services.

     We expect services revenues to decrease as a percent of total revenue and to decrease slightly in absolute dollars on a quarterly basis for the remainder of 2003.

     Support and maintenance revenues were 68% of total service revenues for the three months ended June 30, 2003 as compared to 61% for the three months ended June 30, 2002. The increase in support and maintenance revenues is primarily due to successful efforts to renew customers on maintenance and re-instate customers whose support had lapsed.

     Support and maintenance revenues were 66% of total service revenues for the six months ended June 30, 2003 as compared to 62% for the six months ended June 30, 2002. Support and maintenance revenues on a dollar basis were lower for the six months ended June 30, 2003 primarily due to the decrease in product revenues from 2003 compared to 2002.

     Services revenues as a percentage of total revenues for the three months ended June 30, 2003 and 2002, were 56% and 51%, and for the six months ended June 30, 2003 and 2002 were 58% and 53%, respectively. We expect this percentage to be about 50% for the remainder of 2003.

Cost of Product License Revenues

     Cost of product license revenues decreased 56% to $478,000 for the three months ended June 30, 2003 from $1.1 million for the three months ended June 30, 2002 and decreased 55% to $962,000 for the six months ended June 30, 2003 from $2.1 million for the six months ended June 30, 2002. These decreases were primarily related to lower product revenues partially offset by higher original equipment manufacturer royalties during 2003, and satisfaction of payment obligations related to the BroadVision settlement in 2002. In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees, which were being accounted for as cost of product license revenues. For 2002, approximately half of our cost of product license revenues related to the BroadVision settlement that was fully satisfied as of December 31, 2002.

     For the three months ended June 30, 2003 and 2002, cost of product license revenues as a percentage of total revenues was 2% and 4%, respectively. For the six months ended June 30, 2003 and 2002, cost of product license revenues as a percentage of total revenues was 2% and 4%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 2% and 4% for the remainder of 2003.

Cost of Services Revenues

     Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, and the level of third-party contractors’ fees.

     Cost of services revenues decreased 43% to $5.1 million for the three months ended June 30, 2003 from $8.8 million for the three months ended June 30, 2002. The decrease was primarily attributable to a reduction in our professional services workforce and the reduction in services revenues related to reduced product license revenues. Approximately 61% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 39% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives related to travel expenditures and third-party service professionals.

     Cost of services revenues decreased 39% to $10.8 million for the six months ended June 30, 2003 from $17.8 million for the six months ended June 30, 2002. The decrease was primarily attributable to a reduction in our professional services workforce and the reduction in product license revenues. Approximately 66% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 34% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives related to travel expenditures and third-party service professionals.

     For the three months ended June 30, 2003 and 2002, cost of services revenues as a percentage of total revenues was 24% and 35%, and for the six months ended June 30, 2003 and 2002, was 26% and 34%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be in the 24% to 27% range for the remainder of 2003.

Research and Development Expenses

     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

     Research and development expenses decreased 11% to $5.0 million for the three months ended June 30, 2003 from $5.6 million for the three months ended June 30, 2002. The decrease was primarily attributable to restructuring efforts and reduced facilities costs. Approximately 50% of the decrease was related to decreased rent expenses and facilities related costs. Approximately 35% of the decrease was due to a reduction in the number of third-party technology resources used. And the remaining 15% of the decrease was due to a reduction in workforce related expenditures.

     Research and development expenses decreased 12% to $9.8 million for the six months ended June 30, 2003 from $11.1 million for the six months ended June 30, 2002. The decrease was primarily attributable to a reduction in our workforce. Approximately 63% of the decrease was related to decreased salaries and related benefits. The remaining 37% of the decrease was due to a decrease in facilities costs, use of third-party resources and overall cost containment initiatives.

     For the three months ended June 30, 2003 and 2002, research and development expenses as a percentage of total revenues were 23% and 22%, and for the six months ended June 30, 2003 and 2002, were 24% and 21%, respectively. Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will be in the 22% to 24% range for the remainder of 2003.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

     Sales and marketing expenses decreased 28% to $8.1 million for the three months ended June 30, 2003 from $11.2 million for the three months ended June 30, 2002. The decrease is primarily attributable to cost saving initiatives that resulted from employee headcount reductions in our sales and marketing group, a reduction in our spending on marketing programs and a reduction in commissions from decreased product revenues. Approximately 51% of the decrease was related to a decrease in compensation and benefits costs, and 26% was related to a decrease in rent and other facilities costs. The remaining 23% of the decrease was related to a reduction in our marketing and promotional expenses and other cost containment initiatives related to the restructuring efforts.

     Sales and marketing expenses decreased 28% to $16.9 million for the six months ended June 30, 2003 from $23.6 million for the six months ended June 30, 2002. The decrease is primarily attributable to cost saving initiatives that resulted from employee headcount reductions in our sales and marketing group, a reduction in our spending on marketing programs and a reduction in commissions from decreased product revenues. Approximately 52% of the decrease was related to a decrease in compensation and benefits costs, and 24% was related to a decrease in rent and other facilities costs. The remaining 24% of the decrease was related to a reduction in our marketing and promotional expenses and other cost containment initiatives related to the restructuring efforts.

     For three months ended June 30, 2003 and 2002, sales and marketing expenses as a percentage of total revenues were 38% and 44%, and for the six months ended June 30, 2003 and 2002, were 41% and 45%, respectively.

     We expect that sales and marketing expenses for the remainder of 2003 will be in the range of 36% to 42% as a percentage of total revenues. This range includes plans to increase our marketing programs associated with new product introductions and channel relationships. However sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

     General and administrative expenses increased 5% to $2.4 million for the three months ended June 30, 2003 from $2.3 million for the three months ended June 30, 2002. The increase was due to an increase in our insurance costs, professional fees and recruiting and hiring expenditures of approximately 6% while our other expense categories remained comparatively flat.

     General and administrative expenses increased 5% to $5.0 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002. The increase was due to an increase in our insurance costs, professional fees and recruiting and hiring expenditures of approximately 5% while our other expense categories remained comparatively flat.

     For the three months ended June 30, 2003 and 2002, general and administrative expenses as a percentage of total revenues were 11% and 9%, and for the six months ended June 30, 2003 and 2002, were 12% and 9%, respectively. Due to cost reduction initiatives we anticipate that general and administrative expenses will trend slightly-lower as a percentage of total revenues and in absolute dollars for the remainder of 2003.

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

     Stock-based compensation expense decreased 93% to $18,000 for the three months ended June 30, 2003 from $257,000 for the three months ended June 30, 2002 due to the restructuring activities that took place during 2002 and the expiration of the amortization time period of a portion of the options. For the six months ended June 30, 2003 stock-based compensation expense decreased 81% to $99,000 from $529,000 due to the restructuring activities that took place during 2002 and the expiration of the amortization time period of at least a portion of the options.

Restructuring

     During 2003, 2002 and 2001, as a result in a global slowdown in information technology spending, we recorded restructuring charges (benefits) of $(5.3) million, $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and settlement of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, Accounting for Costs Associated with exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SAB 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), FAS 88 and SAB 100.

2001 Actions

     Actions taken by us in 2001 included: consolidation and closure of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, we recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, we recorded a restructuring charge of $32.7 million. Total restructuring charges for 2001 totaled $76.9 million.

     The facilities-related charges were $38.1 million and $22.8 million in the second and fourth quarters, respectively, consisting of excess rental space for offices worldwide, net of estimates for the vacancy period and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. In the second and fourth quarters of 2002, we increased the facilities-related portion of the 2001 charge by an additional $447,000 and $907,000 million, respectively for changes to sub-lease and vacancy assumptions, which was offset by a benefit of $536,000 due to an unanticipated vendor refund associated with a written off prepaid cost. The employee severance cost component of the restructuring charge was $4.7 million and $3.2 million in the second and fourth quarters, respectively. We terminated the employment of 530 employees, or 46% of our workforce, none of whom remained employed at June 30, 2002. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development. In addition, we settled 11,762 exchangeable shares with a certain employee and recorded $1.3 million as a charge to restructuring for this settlement. Also included in the 2001 charge was the write-off of approximately $4.0 million of goodwill related to acquisitions from 2000, approximately $1.4 million of purchased software that was deemed impaired due to our revised product development strategy, and $1.1 million of prepaid costs, and legal and accounting expenses.

     At June 30, 2003, there is $19.1 million from the 2001 actions remaining in the restructuring accrual comprising $18.9 million of facilities-related costs and $229,000 of severance and related costs.

     The 2003 activity related to the 2001 actions is as follows (in thousands):

				Adjustments in
				Estimates Made in
	Balance at	Payments and	Balance at	Three Months Ended	Payments and	Balance at
	December 31, 2002	Write-Offs	March 31, 2003	June 30, 2003	Write-Offs	June 30, 2003

Facilities-related costs and impairments	$37,048	$2,010	$35,038	$(8,306)	$7,905	$18,827
Employee severance, benefits and related costs	270	270	—	229	—	229
Asset impairments	—	—	—	—	—	—
Exchangeable share settlement	—	—	—	—	—	—
Marketing costs	(536)	(536)	—	—	—	—
Legal and accounting costs	—	—	—	—	—	—

Total	$36,782	$1,744	$35,038	$(8,077)	$7,905	$19,056

     Of the $5.3 million net benefit that we recorded in the second quarter of 2003, we recognized a net benefit of $8.1 million related to adjustments to the 2001 actions. The $8.1 million benefit comprised a $10.4 million benefit from settlements of lease obligations in San Francisco and Cambridge, offset by additional facilities related charges of $2.1 million, and $229,000 related to additional employee severance and related costs.

2002 Action

     Actions taken by us in 2002 included: consolidation and closure of excess facilities, a worldwide workforce reduction and, the write-off of certain idle assets. In the second quarter of 2002, we recorded a restructuring credit of $89,000, due to a change in the 2001 estimated restructuring charge, and in the fourth quarter of 2002, we recorded an aggregate restructuring charge of $19.1 million comprising $18.2 million of 2002 actions and a $907,000 adjustment to the facilities-related portion of the 2001 restructuring charge.

     The facilities-related charge associated with the 2002 fourth quarter action was $13.5 million comprising $12.0 million for operating leases, net of assumptions for the vacancy period and sub-lease income based on the then-current real estate market data, related to office space that was either idle or to be vacated during the first quarter of 2003 and $1.5 million of leasehold improvements and furniture and fixtures associated with these facilities, which were written down to their fair value. We also recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of our workforce, none of whom remained employed at June 30, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. We also wrote-off $1.1 million in computer equipment and software and furniture and fixtures that we had abandoned.

     At June 30, 2003, there is $10.6 million from the 2002 action remaining in the restructuring accrual comprising $10.5 million of facilities-related costs and $115,000 of severance and related costs.

     The 2003 activity related to the 2002 action is as follows (in thousands):

		Restructuring Charges

				Adjustments in
				Estimates Made in
	Balance at		Balance at	Three Months Ended	Payments and	Balance at June
	December 31, 2002	Payments	March 31, 2003	June 30, 2003	Write-offs	30, 2003

Facilities-related costs and impairments	$12,021	$814	$11,207	$310	$1,049	$10,468
Employee severance, benefits and related costs	3,553	2,099	1,454	327	1,666	115

Total	$15,574	$2,913	$12,661	$637	$2,715	$10,583

     In the second quarter of 2003, we recorded a net restructuring charge of $637,000 for changes in assumptions and estimates to charges recorded in 2002 for excess lease obligations and employee severance and related costs. The charge was comprised of a benefit of $1.1 million resulting from settlements of lease obligations in San Francisco and Toronto, offset by additional facilities related charges of $1.4 million primarily related to changes in estimates of vacancy and sub-lease income in an idle facility, and additional employee severance and related costs of $327,000.

June 30, 2003 Action

     As a result of several reorganization decisions, we undertook plans to restructure operations in the second quarter of 2003. Actions taken by us included: closure of an excess facility, a worldwide workforce reduction, and the write-off of certain idle assets.

     The significant components of the 2003 restructuring charge were as follows (in thousands):

	Restructuring Charges

	Three Months Ended	Payments and	Balance at June
	June 30, 2003	Write-Offs	30, 2003

Facilities-related costs and impairments	$1,071	$20	$1,051
Asset impairments	169	169
Employee severance, benefits and related costs	927	263	664

Total	$2,167	$452	$1,715

     During the second quarter of 2003, we recorded a net restructuring benefit of $5.3 million which consisted of benefits from lease settlements of $11.5 million and additional charges of $4.0 million, for changes in estimates related to the 2001 and 2002 actions, as well as new 2003 actions totaling $2.2 million. During the second quarter of 2003, we settled $38.2 million of future lease obligations for one-time cash payments totaling $9.7 million, resulting in a benefit, net of sub-lease and vacancy assumptions, of $11.5 million. This benefit was primarily recorded against the charges recorded under the 2001 actions.

     The 2003 action included a facilities-related charge of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space we vacated and intend to sub-lease. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at the location. In accordance with FAS 146, we have recorded the present value of the net lease obligation. We also recorded a charge of $927,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 32 employees, or 7.4% of our workforce, consisting of 11 employees from sales and marketing, 3 from services, 3 from general and administrative and 15 from research and development. We accrued employee benefits pursuant to ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. In addition, we accrued additional amounts for our foreign locations based on our best estimate of the final payments for severance. All employees were notified of their termination as of June 30, 2003. The termination process is expected to be completed during the third quarter of 2003. As a result of a reduction of employees as well as the closure of a certain office location, we wrote off leasehold improvements related to the facilities we are attempting to sub-lease as the estimated cash flows to be generated from that location would not have been sufficient to recover the carrying value of the assets. In addition, computer and office equipment were written down to their fair value based on the expected cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated as zero. We also recorded a charge of $169,000 to reduce the carrying value of third-party software embedded in our products that we will discontinue selling, to its net realizable value based on our best estimate of future net cash flows to be generated from the sale of the software to customers.

     As of June 30, 2003, we had an accrued restructuring liability of $31.4 million, of which $19.1 million relates to 2001 restructuring charges, $10.6 million relates to 2002 restructuring charges, and $1.7 relates to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $16.3 million.

Interest and Other Income, Net

     Interest and other income, net, decreased 60% to $490,000 for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. The decrease was primarily due to lower marketable securities and cash balances coupled with lower interest rates on these balances. Offsetting the decrease in interest income for the three months ended June 30, 2003 were gains of $296,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries.

     Interest and other income, net, decreased 52% to $851,000 for the six months ended June 30, 2003 from $1.8 million for the six months ended June 30, 2002. The decrease was primarily due to lower marketable securities and cash balances coupled with lower interest rates on these balances. Offsetting the decrease in interest income for the six months ended June 30, 2003 were gains of $453,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries.

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

Liquidity and Capital Resources

     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At July 31, 2003, we had $42.3 million in cash and cash equivalents and $9.0 million in marketable securities.

     Cash used in operating activities was $10.6 million for the six months ended June 30, 2003. This consisted of income from operations of $3.3 million, depreciation and amortization of $2.4 million, non-cash restructuring charges of $847,000, a decrease in accounts receivable of $8.7 million, offset by a decrease in accrued restructuring of $21.1 million. Other changes in working capital items consisted primarily of $3.0 million in cash used for accrued expenses and a decrease in deferred revenues of $83,000.

Cash used in operating activities was $4.7 million for the six months ended June 30, 2002. This represents an operating loss of $5.6 million and changes in working capital items consisting primarily of uses of cash for accrued expenses, including payments related to the restructuring accruals, of $9.8 million. This was partially offset from collections of accounts receivable of $7.9 million and non-cash depreciation and amortization of $3.6 million.

          Our investing activities for the six months ended June 30, 2003 consisted primarily of capital expenditures of $775,000, net sales of marketable securities of $8.7 million and a decrease in other assets of $153,000. We expect that capital expenditures will total approximately $2.0 million for the year ended December 31, 2003. Our investing activities for the six months ended June 30, 2002 consisted primarily of net purchases of marketable securities of $10.7 million, offset by a reduction in restricted cash of $16.8 million. Our capital expenditures for the six months ended June 30, 2002 were $686,000 and we had a decrease in other assets of $3.0 million.

          Net cash provided by financing activities was $613,000 for the six months ended June 30, 2003, representing proceeds from the employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2002, principally representing proceeds from stock option exercises and employee stock purchase plan, offset in part by the quarterly payment on the long-term obligation to Broadvision. Net cash provided by financing activities also included a $1.1 million settlement payment from the Tudor entity in relation to the suit brought by Aron Rosenberg on our behalf on October 31, 2000.

          Effective December 24, 2002, we modified our existing working capital facility with Silicon Valley Bank, or the Bank. Our eligible line of credit was increased to $20 million from $15 million. While there were no outstanding borrowings under the facility at June 30, 2003, we had issued letters of credit totaling $14.3 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.00% at June 30, 2003). As of June 30, 2003, approximately $5.7 million was available for future borrowings. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates that we maintain $40 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed; $1.0 million for the third and fourth quarters of 2003. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. We are required to maintain $27 million in unrestricted cash with the Bank at all times, and in the event the balance should decrease, we will be required to pay fees and expenses to compensate the Bank for lost income. As of June 30, 2003, we were in compliance with all related financial covenants. In the event that we do not comply with any of the covenants within the line of credit or default on any of our provisions, the Bank’s significant remedies include:

•	Declaring all obligations immediately due and payable;

•	Ceasing to advance money or extend credit for our benefit;

•	Applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or the account of us; and,

•	Putting a hold on any deposit account held as collateral.

     If the agreement expires, or is not extended, the Bank will require outstanding letters of credit at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 23, 2003.

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

          Contractual Obligations

          At June 30, 2003, our contractual cash obligations, which consisted solely of operating leases, were as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Remainder of 2003	1-3 years	4-5 years	After 5 years

Lease Commitments	$50,468	$10,257	$23,397	$14,506	$2,308

     Of the $50.5 million in future minimum lease payments, $38.8 million was included in our 2001, 2002 and 2003 restructuring charges. The $38.8 million has been reduced to a $30.0 million restructuring accrual after taking into consideration estimated sublease income and estimated vacancy periods until the various properties are sub-leased.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, or FIN, 46, which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not to be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

     In April 2003, the FASB released FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, clarifies the accounting for derivatives, amending the previously issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect that the adoption of FAS 149 will have a material impact on our financial position or results of operations.

     In May 2003 the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of FAS 150 will have material impact on our financial position or results of operations.

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

     We achieved overall net income during the second quarter of 2003 and for the six months ended June 30, 2003, however we had incurred a loss in the first quarter of 2003, and in each quarter of fiscal 2002. As of June 30, 2003, we had an accumulated deficit of $196.6 million. Our revenues decreased 15% to $21.3 million for the three months ended June 30, 2003 compared with $25.2 million for the three months ended June 30, 2002. In addition, we believe the current economic downturn within the software industry could continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows.

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

     We have $50.5 million in future lease payment obligations related to our property lease agreements. We have engaged in ongoing negotiations with our landlords in an effort to reduce these costs. These negotiations have included attempts to reduce payments on occupied premises and efforts to negotiate buyouts of existing leases on unoccupied premises. We cannot assure you that any agreements will be reached with our current landlords to reduce our future lease payment obligations, and we anticipate any agreements would require significant up-front cash payments, which would further impact our cash resources. In addition, we are currently engaged in litigation over leased premises in Germany as described in Part II, Item 1. Legal Proceedings. We cannot assure you that we will not be subject to additional legal proceedings related to our leases. The significant cash expenditures relating to our lease obligations which we may incur in the future, may decrease our cash reserves and may divert cash resources that we would otherwise utilize in implementing our business strategy.

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

We also compete with platform application server products and vendors such as BEA Systems, IBM, and Microsoft, among others. In addition, we compete indirectly with portal software vendors such as Vignette (through their acquisition of Epicentric), SAP Portals, a subsidiary of SAP, and Plumtree and customer relationship management vendors such as Siebel and Peoplesoft.

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

     As of June 30, 2003 we had offices in, England, France, Germany, Japan, and Sweden. In the first quarter of 2003, we closed our offices in Australia, Canada, and the Netherlands. We derived 47% of our total revenues from customers outside the United States for the three months ended June 30, 2003. Our operations outside North America are subject to additional risks, including:

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

     During the second quarter of 2003, we had a corporate restructuring involving a workforce reduction and the closure of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the quarter. These actions resulted in recording a net restructuring benefit of $5.3 million.

In January 2003, we announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.1 million in the fourth quarter of 2002. In addition, we recorded a restructuring charge of $76.9 million in 2001 relating to previous restructuring activities. These restructuring activities require that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff has been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate and government obligations with a weighted average maturity of less than one year. Marketable securities are classified as “held-to-maturity” and are recorded on the balance sheet at amortized cost, which approximates fair market value. These securities are subject to interest rate risk, however, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since June 30, 2003.

     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Relative to foreign currency exposures existing at June 30, 2003, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. At June 30, 2003, the unrealized gains and losses on foreign currency derivative instruments were not material. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We and certain of our officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. These three California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, we filed a motion to dismiss the case. The plaintiffs have filed their opposition to the motion, and we have submitted a response. While management believes the claims against us are without merit and intends to defend the action vigorously, the litigation is in the preliminary stage.

     A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GmbH, one of our subsidiaries on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG GmbH, and found in favor of the plaintiff in the approximate amount of 1.4 million euros (approximately $1,572,000 as of August 1, 2003) plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros (approximately $758,000 as of August 1, 2003). The judgment amount represents unpaid rent from February to June 2002, which was accrued as part of the restructuring charge recorded in 2001 and remains accrued at June 30, 2003. At the plaintiff’s option, it may seek to institute suit in the future for additional rents that have accrued since the date established in the ruling. The prevailing party in a German lawsuit is also entitled to collect court costs and attorneys’ fees from the non-prevailing party according to a fee and cost schedule established by law. The fees and costs in this case total approximately 180,000 euros (approximately $202,000 as of August 1, 2003), (exclusive of fees and costs associated with a potential appeal). ATG GmbH filed an appeal to the suit on February 6, 2003. As of July 31, 2003 there has been no response to the appeal. ATG GmbH’s appeal of the suit is based, in part, on interpretations of law made by the first judge relating to alleged modifications to the original agreement with plaintiff.

     We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 21, 2003. At the meeting, John R. Held, Paul G. Shorthose and Phyllis S. Swersky were reelected as Class I Directors. The vote with respect to each nominee is set forth below:

		Total Vote Withheld From
	Total Vote for Each Director	Each Director

Mr. Held	59,722,393	5,770,561
Mr. Shorthose	56,120,838	9,422,116
Ms. Swersky	63,864,917	1,678,037

     Additional Directors whose terms of office continue after the meeting are Ilene H. Lang, Thomas N. Matlack, Mary E. Makela and Robert D. Burke.

     The stockholders also approved an amendment of our 1999 Employee Stock Purchase Plan to increase by 2,000,000 shares to 5,000,000 shares the number of shares of common stock authorized for issuance under this Plan. The vote on this matter was 63,235,843 shares for, 2,103,291 shares against and 203,820 shares abstaining, with zero broker non-votes.

     The stockholders also approved the Amended and Restated 1999 Outside Director Stock Option Plan, which increased the number of shares of common stock issuable under the plan from 300,000 to 800,000 and eliminated automatic grants of options pursuant to the plan. The vote on this matter was 60,004,537 shares for, 5,191,298 shares against and 347,118 shares abstaining, with one broker non-vote.

     The stockholders also approved an amendment to our charter to decrease the number of shares of authorized common stock from 500,000,000 to 200,000,000 and the total number of shares of authorized stock (including common stock) from 510,000,000 to 210,000,000. The vote on this matter was 64,906,347 shares for, 530,323 shares against and 106,284 shares abstaining with zero broker non-votes.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certifications of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 5, 2003.

ART TECHNOLOGY GROUP, INC. (Registrant)

By:	/s/ Edward Terino
Edward Terino Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)