Form 10-Q
period 2003-09-30
ART TECHNOLOGY GROUP INC
filed 2003-11-10
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

     As of November 7, 2003 there were 72,672,743 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$35,023	$45,829
Marketable securities	10,993	22,729
Accounts receivable, net of reserves of $1,047 ($1,941 at December 31, 2002)	12,379	25,221
Prepaid expenses and other current assets	2,171	2,489

Total Current Assets	60,566	96,268
Property and equipment, net	4,270	6,998
Other assets	2,283	1,569

	$67,119	$104,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,970	$2,563
Accrued expenses	11,645	18,219
Deferred revenue	14,108	15,674
Accrued restructuring, short-term	9,298	19,819

Total Current Liabilities	37,021	56,275
Accrued restructuring, less current portion	13,184	32,537
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value—	—	—
Authorized—10,000,000
Issued and outstanding – no shares
Common stock, $.01 par value—	726	709
Authorized—200,000,000
Issued and outstanding —72,555,539 shares and 70,941,478 shares at September 30, 2003 and December 31, 2002, respectively
Additional paid-in capital	218,503	217,288
Deferred compensation	(29)	(394)
Accumulated deficit	(199,768)	(199,869)
Accumulated other comprehensive income	(2,518)	(1,711)

Total Stockholders’ Equity	16,914	16,023

	$67,119	$104,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product license	$5,001	$11,825	$21,971	$36,574
Services	11,008	12,677	34,769	40,403

Total Revenues	16,009	24,502	56,740	76,977
Cost of Revenues:
Product license	530	1,118	1,492	3,257
Services	4,598	8,119	15,391	25,941

Total Cost of Revenues	5,128	9,237	16,883	29,198

Gross Profit	10,881	15,265	39,857	47,779
Operating Expenses:
Research and development	4,187	5,419	14,014	16,552
Sales and marketing	7,567	9,713	24,431	33,269
General and administrative	2,321	3,021	7,335	7,778
Stock-based compensation	18	246	117	774
Restructuring	—	—	(5,273)	(89)

Total Operating Expenses	14,093	18,399	40,624	58,284

Loss from Operations	(3,212)	(3,134)	(767)	(10,505)
Interest and Other Income, Net	17	77	868	1,849

Income (loss) before provision for income taxes	(3,195)	(3,057)	101	(8,656)
Provision for Income Taxes	—	—	—	—

Net income (loss)	$(3,195)	$(3,057)	$101	$(8,656)

Basic net income (loss) per share	$(0.04)	$(0.04)	$.00	$(0.12)

Diluted net income (loss) per share	$(0.04)	$(0.04)	$.00	$(0.12)

Basic weighted average common shares outstanding	72,052	69,954	71,503	69,737

Diluted weighted average common shares outstanding	72,052	69,954	73,398	69,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$101	$(8,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities–
Stock-based compensation	117	774
Depreciation and amortization	3,237	5,430
Non-cash restructuring charge	1,013	—
Loss on disposal of fixed assets, net	121	633
Changes in current assets and liabilities–
Accounts receivable, net	12,842	9,596
Prepaid expenses and other current assets	149	(432)
Other assets	(1,263)	—
Accounts payable	(593)	466
Accrued expenses	(6,599)	(5,737)
Deferred revenues	(1,566)	(3,982)
Accrued restructuring	(30,018)	(8,169)

Net cash used in operating activities	(22,459)	(10,077)

Cash Flows from Investing Activities:
Proceeds from (purchases of) marketable securities, net	11,736	(6,790)
Restricted cash	—	12,153
Purchases of property and equipment	(956)	(843)
Proceeds from sale of equipment	91	—
Decrease in other assets	168	3,143

Net cash provided by investing activities	11,039	7,663

Cash Flows from Financing Activities:
Tudor Settlement	—	1,050
Proceeds from exercise of stock options	546	108
Proceeds from employee stock purchase plan	861	1,402
Payments on long-term obligations	—	(1,500)

Net cash provided by financing activities	1,407	1,060

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(793)	(1,129)
Net Decrease in Cash and Cash Equivalents	(10,806)	(2,483)
Cash and Cash Equivalents, Beginning of Period	45,829	49,493

Cash and Cash Equivalents, End of Period	$35,023	$47,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND BASIS OF PRESENTATION

     Art Technology Group, Inc. (ATG or the Company) is a Delaware company incorporated on December 31, 1991. ATG offers an integrated suite of Internet online marketing, sales and self-service applications, as well as related application development, integration and support services.

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States and while the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

     Had compensation expense for ATG’s Stock Plans been recorded consistent with the fair value method under FAS 123, the pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$(3,195)	$(3,057)	$101	$(8,656)
Add: Stock-based employee compensation expense included in reported net income (loss)	18	246	117	774
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(9,562)	(15,048)	(34,578)	(45,331)

Pro forma net loss	$(12,739)	$(17,859)	$(34,360)	$(53,213)

Basic and diluted net income (loss) per share —
As reported	$(0.04)	$(0.04)	$0.00	$(0.12)
Pro forma	$(0.18)	$(0.26)	$(0.48)	$(0.76)

     Increase in Shares Available Under Option Plans

     During the second quarter of 2003, the Company’s stockholders approved resolutions that increased the number of shares of common stock available for future issuances under the 1999 Outside Director Stock Option Plan and the 1999 Employee Stock Purchase Plan to 800,000 shares from 300,000 shares, and to 5,000,000 shares from 3,000,000 shares, respectively.

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

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(3,195)	$(3,057)	$101	$(8,656)

Weighted average common shares outstanding	72,052	69,954	71,503	69,737
Weighted average common stock equivalents outstanding:
Employee stock options	—	—	1,895	—

Total weighted average common stock and common stock equivalents	72,052	69,954	73,398	69,737

Basic net income (loss) per share	$(0.04)	$(0.04)	$.00	$(0.12)
Diluted net income (loss) per share	$(0.04)	$(0.04)	$.00	$(0.12)

(4) REVENUE RECOGNITION

     ATG recognizes product license revenue from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally executes separate agreements with its customers, which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition (SOP 97-2) and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9).

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

(5) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     ATG accounts for investments in marketable securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under FAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At September 30, 2003 and December 31, 2002, all of ATG’s marketable securities were held in commercial paper and corporate bonds, classified as held-to-maturity, and had maturities of less than one year. The average maturity of ATG’s marketable securities was approximately 5.91 months and 3.6 months at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, and December 31, 2002, the difference between the amortized cost and market value of ATG’s marketable securities was approximately $(9,800) and $(21,000), respectively. At September 30, 2003 and December 31, 2002, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30	December 31,
	2003	2002

Cash and cash equivalents–
Cash	$34,082	$39,130
Money market accounts	941	6,699

Total cash and cash equivalents	$35,023	$45,829

Marketable securities–
Corporate debt securities	$10,993	$22,729

Total marketable securities	$10,993	$22,729

(6) COMPREHENSIVE INCOME (LOSS)

     FAS 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements be expanded to include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(3,195)	$(3,057)	$101	$(8,656)
Foreign currency translation income (loss)	(5)	249	(807)	(876)

Comprehensive income (loss)	$(3,200)	$(2,808)	$(706)	$(9,532)

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

     Revenues from sources outside of the United States were approximately $4.7 million and $7.5 million for the three months ended September 30, 2003 and 2002, respectively, and $19.5 million and $22.9 million for the nine months ended September 30, 2003 and 2002, respectively. ATG’s revenue from international sources was primarily generated from customers located in Europe and Asia/Pacific. All of ATG’s software licenses for the three and nine months ended September 30, 2003 and 2002 were delivered from its headquarters located in the United States.

     The following table represents the percentage of total revenues by geographic region from customers for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

United States	70%	70%	66%	70%
United Kingdom (UK)	10	8	15	8
Europe, Middle East and Africa (excluding UK)	16	17	15	17
Other	4	5	4	5

	100%	100%	100%	100%

(8) LONG-TERM OBLIGATIONS

     Credit Facility

     Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate. The line of credit was secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. As a result of this agreement, ATG was no longer required to fully cash secure letters of credit (LC’s) the Company had issued to secure obligations under its facility leases. However, the Company was required to maintain $18 million of unrestricted cash with the Bank at all times during the term of the line of credit. As a result of this requirement, this revolving line of credit did not increase the amount of net cash available to the Company during the term of the agreement.

     In December 2002, ATG increased its eligible line of credit to $20 million from $15 million. While there were no outstanding borrowings under the facility at September 30, 2003, ATG had issued letters of credit (LC’s) totaling $12.2 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.00% at September 30, 2003). As of September 30, 2003 approximately $7.8 million was available for future borrowings. The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $40 million in cash and marketable securities at the end of each month throughout the duration of the facility. The profitability covenant allowed for net losses not to exceed $1.0 million for the third and fourth quarters of 2003. The Bank has granted the Company a waiver of the profitability covenant for the third quarter of 2003 as the Company’s reported net loss exceeded the amount originally allowed for in the covenant. The Company was in compliance with all other covenants. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. ATG is required to maintain $27 million in unrestricted cash and marketable securities with the Bank at all times, and in the event the balance should decrease, ATG will be required to pay fees and expenses to compensate the Bank for lost income. As of September 30, 2003, the Company is in compliance with all other related financial covenants. In the event that ATG does not comply with any of the covenants within the line of credit without having received a waiver from the Bank or defaults on any of its provisions, the Bank’s significant remedies include, 1) declaring all obligations immediately due and payable; 2) ceasing to advance money or extend credit for the Company’s benefit; 3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, 4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 23, 2003.

(9) COMMITMENTS AND CONTINGENCIES

     Leases

     ATG has offices, primarily for sales and support personnel, in nine domestic locations as well as eight foreign countries. At September 30, 2003, ATG had issued $12.2 million of LC’s under its line of credit in favor of various landlords to secure obligations under its facility leases, which expire from 2003 through 2009.

     The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of September 30, 2003, were as follows (in thousands):

Operating
Leases

Remainder of 2003	$3,400
2004	9,265
2005	9,393
2006	7,475
2007	4,464
Thereafter	2,308

Total future minimum lease payments	$36,305

     Of the $36.3 million in future minimum lease payments, $25.9 million was included in the Company’s 2001, 2002 and 2003 restructuring charges. The $25.9 million has been reduced to a $21.4 million restructuring accrual after taking into consideration estimated sublease income, vacancy periods and operating costs until the various properties are sub-leased (see Note 10). Rent expense included in the accompanying statements of operations was $1.3 million and $2.4 million for the three months ended September 30, 2003 and 2002, respectively. Rent expense included in the accompanying statements of operations was $4.2 million and $7.2 million for the nine months ended September 30, 2003 and 2002, respectively.

     Indemnifications

     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent or copyright of a third party. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain geography-based scope limitations, the right to replace or modify an infringing product, and the right to terminate the license and refund a portion of the original license fee if a remedy is not commercially practical. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2003.

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

(10) RESTRUCTURING

     As a result of a global slowdown in information technology spending, during the first nine months of 2003, and the years ended 2002 and 2001, the Company recorded restructuring charges/(benefits) of $(5.3) million, $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and settling of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (FAS 88) and Staff Accounting Bulletin (SAB) 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), FAS 88 and SAB 100.

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

     The facilities-related charge was $38.1 million and $22.8 million in the second and fourth quarters, respectively, consisting of excess rental space for offices worldwide, net of estimates for the vacancy period and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. In the second and fourth quarters of 2002, the Company increased the facilities-related portion of the 2001 charge by an additional $447,000 and $907,000, respectively for changes to sub-lease and vacancy assumptions, which was offset by a benefit of $536,000 due to an unanticipated vendor refund associated with a written off prepaid cost. The employee severance cost component of the restructuring charge was $4.7 million and $3.2 million in the second and fourth quarters, respectively. ATG terminated the employment of 530 employees, or 46% of ATG’s workforce, none of whom remained employed at June 30, 2002. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development. In addition, ATG settled 11,762 exchangeable shares with a certain employee and recorded $1.3 million as a charge to restructuring for this settlement. Also included in the 2001 charge was the write-off of approximately $4.0 million of goodwill related to acquisitions from 2000, approximately $1.4 million of purchased software that was deemed impaired due to ATG’s revised product development strategy, and $1.1 million of prepaid costs, and legal and accounting expenses.

     At September 30, 2003, there was $11.0 million from the 2001 actions remaining in the restructuring accrual comprising $10.8 million of facilities-related costs and $229,000 of severance and related costs.

     The 2003 activity related to the 2001 actions was as follows (in thousands):

						Payments
	Balance at	Payments	Adjustments	Balance at	Adjustments	and	Balance at
	December 31,	and	in	June 30,	in	Write-	September 30,
	2002	Write-Offs	Estimates	2003	Estimates	Offs	2003

Facilities-related costs and impairments	$37,048	$9,915	$(8,306)	$18,827	$(771)	$7,321	$10,735
Employee severance, benefits and related costs	270	270	229	229			229
Marketing costs	(536)	(536)	—	—

Total	$36,782	$9,649	$(8,077)	$19,056	$(771)	$7,321	$10,964

     Of the $5.3 million net benefit that the Company recorded in the second quarter of 2003, the Company recognized a net benefit of $8.1 million related to adjustments to the 2001 actions. The $8.1 million benefit comprised a $10.4 million benefit from settlements of lease obligations in San Francisco and Cambridge, offset by additional facilities related charges of $2.1 million and $229,000 related to additional employee severance and related costs.

     During the quarter ending September 30, 2003 the Company recognized a net benefit of $771,000 related to adjustments to the 2001 actions. The $771,000 benefit was a result of a settlement of a lease obligation in Germany.

2002 Action

     Actions taken by ATG in 2002 included: consolidation and closure of excess facilities, a worldwide workforce reduction and, the write-off of certain idle assets. In the second quarter of 2002, ATG recorded a restructuring credit of $89,000, due to a change in the 2001 restructuring charge, and in the fourth quarter of 2002, ATG recorded an aggregate restructuring charge of $19.1 million comprising $18.2 million of 2002 actions and a $907,000 adjustment to the facilities-related portion of the 2001 restructuring charge.

     The facilities-related charge associated with the 2002 fourth quarter action was $13.5 million comprising $12.0 million for operating leases related to idle office space and $1.5 million of leasehold improvements and furniture and fixtures associated with these facilities, which were written down to their fair value. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income and vacancy rates at the location. The Company also recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of the Company’s workforce, all of whom were terminated as of June 30, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. The Company also wrote-off $1.1 million in computer equipment and software and furniture and fixtures that it had abandoned.

     At September 30, 2003, there was $9.9 million from the 2002 action remaining in the restructuring accrual comprising $9.8 million of facilities-related costs and $115,000 of severance and related costs.

     The 2003 activity related to the 2002 action was as follows (in thousands):

	Balance at	Payments	Adjustments		Payments	Balance at
	December 31,	and	in	Balance at	and	September 30,
	2002	Write-Offs	Estimates	June 30, 2003	Write-Offs	2003

Facilities-related costs and impairments	$12,021	$1,863	$310	$10,468	$673	$9,795
Employee severance, benefits and related costs	3,553	3,765	327	115		115

Total	$15,574	$5,628	$637	$10,583	$673	$9,910

     In the second quarter of 2003, ATG recorded a net restructuring charge of $637,000 for changes in assumptions and estimates to charges recorded in 2002 for excess lease obligations and employee severance and related costs. The charge was comprised of a benefit of $1.1 million resulting from settlements of lease obligations in San Francisco and Toronto, offset by additional facilities related charges of $1.4 million primarily related to changes in estimates of vacancy and sub-lease income in an idle facility and additional employee severance and related costs of $327,000.

2003 Actions

     As a result of several reorganization decisions ATG undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by ATG included: closure of an excess facility, a worldwide workforce reduction, and the write-off of certain idle assets.

     The significant components of the 2003 restructuring charge were as follows (in thousands):

			Restructuring Charges

	Three Months
	Ended	Payments and	Balance at	Adjustments	Payments and	Balance at
	June 30, 2003	Write-Offs	June 30, 2003	in Estimates	Write-Offs	September 30, 2003

Facilities-related costs and impairments	$1,071	$20	$1,051	$393	$234	$1,210
Asset impairments	169	169	—	—	—	—
Employee severance, benefits and related costs	927	263	664	378	644	398

Total	$2,167	$452	$1,715	$771	$878	$1,608

June 30, 2003 Action

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

     The second quarter 2003 action included a facilities-related charge of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sub-lease. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at the location. In accordance with FAS 146, the Company has recorded the present value of the net lease obligation. The Company also recorded a charge of $927,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 32 employees, or 7.4% of the Company’s workforce, consisting of 11 employees from sales and marketing, three from services, three from general and administrative and 15 from research and development. The Company accrued employee benefits pursuant to ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. In addition, the Company accrued additional amounts for its foreign locations based on its best estimate of the final payments for severance. All employees were notified of their termination as of June 30, 2003. The termination process is expected to be completed during the fourth quarter of 2003. As a result of a reduction of employees as well as the closure of a certain office location, the Company wrote off leasehold improvements related to the facilities it is attempting to sub-lease as the estimated cash flows to be generated from that location would not have been sufficient to recover the carrying value of the assets. In addition, computer and office equipment were written down to their fair value based on the expected cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated as zero. The Company also recorded a charge of $169,000 to reduce the carrying value of third-party software embedded in its products that the Company will discontinue selling, to its net realizable value based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers.

September 30, 2003 Action

     During the third quarter of 2003, the Company undertook actions resulting in a benefit of $771,000 from lease settlements which was offset by new actions totaling approximately $771,000. The benefit from the lease settlements resulted from a one-time cash payment of $6.4 million for the settlement of $11.8 million of future lease obligations, which had been accrued as part of the 2001 action. The third quarter action comprised $227,000 for an operating lease related to idle office space and $166,000 of assets written down to their fair value. The lease charges were for office space the Company vacated and intends to sub-lease. The amount of the operating lease charges was based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at the location. In accordance with FAS 146, the Company has recorded the present value of the net lease obligation. In the third quarter of 2003 the Company also recorded a charge of $378,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 16 employees consisting of seven employees from sales and marketing, four from services and five from research and development. The Company accrued employee benefits pursuant to ongoing benefit plans. In addition, the Company accrued additional amounts for the second quarter action related to its foreign locations based on its best estimate of the final payments for severance. All employees were notified of their termination as of September 30, 2003. The termination process is expected to be completed during the fourth quarter of 2003.

     As of September 30, 2003, the Company had an accrued restructuring liability of $22.5 million, of which $11.0 million related to 2001 restructuring charges, $9.9 million relates to 2002 restructuring charges, and $1.6 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $13.2 million.

(11) LITIGATION

     The Company and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the Company filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the Plaintiff’s allegations. The remaining allegation is based on the veracity of a public statement made by an officer of the Company. While management believes the remaining claim against the Company is without merit, and intends to defend the action vigorously, the litigation is still in the preliminary stage.

     A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros. ATG filed an appeal to the suit on February 6, 2003. On August 18, 2003, ATG and DIFA settled the lawsuit and all remaining lease obligations for 5.75 million euros (approximately $6.4 million on August 18, 2003) plus 16% VAT (approximately $1.0 million on August 18, 2003 which was recovered in October 2003) in exchange for dismissal of the lawsuit and a complete release from all liability related to the claim. These amounts had been accrued as part of the restructuring accrual in prior periods.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(12) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company’s foreign subsidiaries are translated in accordance with FAS 52, Foreign Currency Translation. The Company has determined that the functional currency of its foreign subsidiaries is the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the period-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Condensed Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates in effect during the respective period. Gains and losses from foreign currency translation are credited or charged to Accumulated Other Comprehensive Loss included in Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 30, 2003 and 2002, the Company recorded losses of $191,000 and $237,000, respectively, from transactional gains and losses and re-measurement gains and losses. During the nine months ended September 30, 2003 and 2002, the Company recorded gains of $262,000 and $666,000, respectively, from transaction gains and losses and re-measurement gains and losses.

(13) HEDGING ACTIVITIES

     A portion of the Company’s revenues, earnings and cash flows are exposed to changes in foreign exchange rates. The Company’s foreign currency-hedging program, seeks to manage the foreign exchange risk through the use of foreign currency forward-exchange contracts. ATG may use these contracts to offset the potential earnings and cash flow effects from short-term foreign currency assets and liabilities that arise from operations. FAS 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivative contracts and hedging activities be recorded at fair value in the financial statements. Such contracts are marked to market in each reporting period with the resulting change in fair value recognized immediately in Other Income in the Condensed Consolidated Statement of Operations as unrealized gains and losses up through their maturity, at which time the gains or losses become realized. These gains and losses offset the changes in fair value of the asset or liability being hedged. Realized and unrealized gains and losses were not material in the three or nine month periods ended September 30, 2003 and 2002.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, if certain criteria are met. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 as it relates to variable interest entities created after February 1, 2003 did not have a material effect on our financial position or results of operations. The adoption of FIN 46 as it relates to variable interest entities created before February 1, 2003 is not expected to have a material effect on our financial position or results of operations.

     In April 2003, the FASB released FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 clarifies the accounting for derivatives, amending FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS 149 is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003 the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the Company’s financial position or results of operations.

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

     We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of software licenses of our products. Our software licenses are priced based on either the number of licenses implemented or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases and on-line and telephone technical support for an annual maintenance fee, which is calculated as a certain percentage of the list price of the licensed product, or on a net purchase price for site licenses. Training is billed as services are provided.

     As of September 30, 2003 we had active offices in England, France, Germany, Italy, Japan, Spain, Sweden, and the United States. Revenues from customers outside the United States accounted for 30% of our total revenues for the three months ended September 30, 2003 and 2002, respectively, and 30% and 34% for the nine months ended September 30, 2003 and 2002, respectively.

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

Restructuring Expenses

     During the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, we recorded restructuring charges (benefits) of $(5.3) million, $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits, and settling of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and, Staff Accounting Bulletin, or SAB, 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), FAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At September 30, 2003, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sub-lease income or the period of time the facilities will be vacant and sub-leased. Although we do not anticipate significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we are successful in terminating our lease obligations prior to the scheduled termination date. Such changes could have a material impact to our operating results.

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

     As a result of our restructuring activities in 2003, 2002 and 2001, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2003, we determined that $613,000 of leasehold improvements, computer and office equipment and software were impaired as a result of our decision to restructure operations and discontinue sale of a certain product. In 2002, we determined that $1.7 million of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2002 and 2001 restructuring plans. These assets were no longer being used or will not be used in the future upon completion of the restructuring plans, which had been substantially completed by September 30, 2003. In addition, in 2002, $909,000 of leasehold improvements were deemed to be impaired due to exiting certain office locations and the estimated sub-lease income was not sufficient to recover the carrying value of the assets. In 2001, we determined that $7.7 million of leasehold improvements and $2.2 million of furniture, fixtures and equipment were impaired as a result of these restructured operating leases. In addition we determined that $1.4 million of purchased software was impaired due to our revised product development strategy. Lastly we wrote off the remaining unamortized goodwill of $4.0 million due to the closure and abandonment of two professional service acquisitions completed in 2000.

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

     At September 30, 2003 and December, 31, 2002, we have provided a full valuation allowance against our deferred tax assets due to the uncertainty of their realizability.

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

Results of Operations

     The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Product license	31%	48%	39%	48%
Services	69	52	61	52

Total revenues	100	100	100	100
Cost of revenues:
Product license	3	5	3	4
Services	29	33	27	34

Total cost of revenues	32	38	30	38
Gross margin	68	62	70	62

OPERATING EXPENSES:
Research and development	26	22	25	22
Sales and marketing	47	40	43	43
General and administrative	14	12	13	10
Stock-based compensation	—	1	—	1
Restructuring costs	—	—	(9)	—

Total operating expenses	88	75	72	76

INCOME (LOSS) FROM OPERATIONS	(20)	(13)	(1)	(14)
Interest and Other Income, Net	—	1	2	2

Income (loss) before benefit from income taxes	(20)	(12)	0	(11)

PROVISION FOR INCOME TAXES	—	—	—	—

Net income (loss)	(20)%	(12)%	0%	(11)%

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cost of product license revenues	11%	9%	7%	9%

Cost of services revenues	42%	64%	44%	64%

Three and Nine Months Ended September 30, 2003 and 2002

Revenues

     Total revenues decreased 35% to $16.0 million for the three months ended September 30, 2003 from $24.5 million for the three months ended September 30, 2002 and decreased 26% to $56.7 million for the nine months ended September 30, 2003 from $77.0 million for the nine months ended September 30, 2002. The decreases were primarily attributable to the overall weakness of the global economy, continued reductions in corporate capital expenditures and geopolitical uncertainties.

     Revenues generated from international customers decreased to $4.7 million, or 30% of total revenues, for the three months ended September 30, 2003, from $7.5 million, or 30% of total revenues, for the three months ended September 30, 2002. The decrease in international revenues was attributable to a decrease in capital spending in international markets. Revenues generated from international customers decreased to $19.5 million, or 34% of total revenues, for the nine months ended September 30, 2003, from $22.9 million, or 30% of total revenues, for the nine months ended September 30, 2002 due to a weak capital spending environment in international markets during the first and third quarters of 2003, partially offset by an improved second quarter.

     We expect total revenues for all of 2003 to decrease as compared to 2002. We expect international revenues as a percentage of total revenues to be approximately 30% to 40% for the fourth quarter of 2003.

     One customer accounted for 10.6% of total revenues for the three months ended September 30, 2003. Another single customer accounted for 12.4% of our total revenues for the three months ended September 30, 2002. No individual customer accounted for more than 10% of total revenues for the nine months ended September 30, 2003 or the nine months ended September 30, 2002.

Product License Revenues

     Product license revenues decreased 58% to $5.0 million for the three months ended September 30, 2003 from $11.8 million for the three months ended September 30, 2002 and decreased 40% to $22.0 million for the nine months ended September 30, 2003 from $36.6 million for the nine months ended September 30, 2002. The decreases were primarily attributable to reductions in corporate spending surrounding the uncertainty of the recovery of the global economy. We have experienced a decrease in the number of product implementations by new and existing customers as they have delayed and deferred spending decisions. Average transaction size has also decreased slightly, which contributed to our reduced revenues.

     Product license revenues generated from international customers decreased to $1.5 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002. The decrease in international product revenue was primarily attributable to overall weak capital spending in international markets. Product license revenues generated from international customers decreased to $9.3 million for the nine months ended September 30, 2003 from $12.1 million for the nine months ended September 30, 2002 due to an overall weak capital spending environment in international markets during the first and third quarters of 2003, partially offset by the closing of two product transactions in excess of $1 million in the second quarter of 2003.

     Product license revenues as a percentage of total revenues for the three months ended September 30, 2003 and 2002 were 31% and 48%, and for the nine months ended September 30, 2003 and 2002 were 39% and 48%, respectively.

     We expect product license revenues to increase as a percentage of total revenues to between 40% and 50% of total revenue in the fourth quarter of 2003 compared to the third quarter of 2003. We also expect product license revenues to increase in absolute dollars in the fourth quarter of 2003 as compared to the third quarter of 2003.

Services Revenues

     Services revenues decreased 13% to $11.0 million for the three months ended September 30, 2003 from $12.7 million for the three months ended September 30, 2002 and decreased 14% to $34.8 million for the nine months ended September 30, 2003 from $40.4 million for the nine months ended September 30, 2002. The decreases were attributable to decreased services volume associated with decreased software license revenues, an overall decline in the economy as well as a reduction in our services capacity as we increased our use of the channel and reduced headcount in professional services.

     We expect services revenues to decrease as a percent of total revenue and in absolute dollars to be flat to slightly down sequentially.

     Support and maintenance revenues were 72.6% of total service revenues for the three months ended September 30, 2003 as compared to 62.9% for the three months ended September 30, 2002. Our maintenance and renewal efforts during 2003 were offset by a decrease in product revenues.

     Support and maintenance revenues were 68.3% of total service revenues for the nine months ended September 30, 2003 as compared to 62.4% for the nine months ended September 30, 2002. Support and maintenance revenues on a dollar basis were lower for the nine months ended September 30, 2003 primarily due to the decrease in product revenues from 2003 compared to 2002 partially offset by successful maintenance and renewal efforts and reinstatements in the third quarter.

     Services revenues as a percentage of total revenues for the three months ended September 30, 2003 and 2002, were 69% and 52%, and for the nine months ended September 30, 2003 and 2002 were 61% and 52%, respectively. We expect this percentage to be between 50% and 60% for the fourth quarter of 2003.

Cost of Product License Revenues

     Cost of product license revenues decreased 53% to $530,000 for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002 and decreased 54% to $1.5 million for the nine months ended September 30, 2003 from $3.3 million for the nine months ended September 30, 2002. These decreases were primarily related to lower product revenues and satisfaction of payment obligations related to the BroadVision settlement in 2002 partially offset by higher original equipment manufacturer royalties during 2003. In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we agreed to pay BroadVision a total of $15.0 million in license fees, which were being accounted for as cost of product license revenues. For 2002, approximately half of our cost of product license revenues related to the BroadVision settlement that was fully satisfied as of December 31, 2002.

     For the three months ended September 30, 2003 and 2002, cost of product license revenues as a percentage of total revenues was 3% and 5%, respectively. For the nine months ended September 30, 2003 and 2002, cost of product license revenues as a percentage of total revenues was 3% and 4%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 2% and 4% for the remainder of 2003.

Cost of Services Revenues

     Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, utilization rates of our professional services staff, mix of services performed, including product license technical support services, extent to which these services are performed by us or by third-party contractors, and level of third-party contractors’ fees.

     Cost of services revenues decreased 43% to $4.6 million for the three months ended September 30, 2003 from $8.1 million for the three months ended September 30, 2002. The decrease was primarily attributable to a reduction in our professional services workforce and the reduction in services revenues related to reduced product license revenues. Approximately 53% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. Approximately 11% of the decrease was attributable to decreased travel expenses, and the remaining 36% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives related to third-party service professionals.

     Cost of services revenues decreased 41% to $15.4 million for the nine months ended September 30, 2003 from $25.9 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a reduction in our professional services workforce and the reduction in product license revenues. Approximately 62% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 38% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives related to third-party service professionals.

     For the three months ended September 30, 2003 and 2002, cost of services revenues as a percentage of total revenues was 29% and 33%, and for the nine months ended September 30, 2003 and 2002, was 27% and 34%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be in the 27% to 29% range for the remainder of 2003.

Research and Development Expenses

     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

     Research and development expenses decreased 23% to $4.2 million for the three months ended September 30, 2003 from $5.4 million for the three months ended September 30, 2002. The decrease was primarily attributable to a reduction in our workforce. Approximately 58% of the decrease was related to a reduction in workforce related expenditures. The remaining 42% of the decrease was due to a reduction in expenditures related to restructuring activities.

     Research and development expenses decreased 15% to $14.0 million for the nine months ended September 30, 2003 from $16.6 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a reduction in our workforce. Approximately 60% of the decrease was related to decreased salaries and related benefits. The remaining 40% of the decrease was due to a decrease in facilities costs, use of third-party resources and overall cost containment initiatives.

     For the three months ended September 30, 2003 and 2002, research and development expenses as a percentage of total revenues were 26% and 22%, and for the nine months ended September 30, 2003 and 2002, were 25% and 22%, respectively. Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will be in the 22% to 24% range for the remainder of 2003.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

     Sales and marketing expenses decreased 22% to $7.6 million for the three months ended September 30, 2003 from $9.7 million for the three months ended September 30, 2002. The decrease is primarily attributable to cost saving initiatives that resulted from employee headcount reductions in our sales and marketing group, and a reduction in rent and other facilities costs.

Approximately 57% of the decrease was related to a decrease in compensation and benefits costs, and 33% was related to a decrease in rent and other facilities costs. The remaining 10% of the decrease was related to a reduction in our marketing and promotional expenses and other cost containment initiatives related to the restructuring efforts.

     Sales and marketing expenses decreased 27% to $24.4 million for the nine months ended September 30, 2003 from $33.3 million for the nine months ended September 30, 2002. The decrease is primarily attributable to cost saving initiatives that resulted from employee headcount reductions in our sales and marketing group, and a reduction in our spending on marketing programs. Approximately 55% of the decrease was related to a decrease in compensation and benefits costs, and 27% was related to a decrease in rent and other facilities costs. The remaining 18% of the decrease was related to a reduction in our marketing and promotional expenses and other cost containment initiatives related to the restructuring efforts.

     For three months ended September 30, 2003 and 2002, sales and marketing expenses as a percentage of total revenues were 47% and 40%, and for the nine months ended September 30, 2003 and 2002, were 43%, respectively.

     We expect that sales and marketing expenses for the remainder of 2003 will be in the range of 44% to 47% as a percentage of total revenues. This range includes plans to increase our marketing programs associated with new product introductions and channel relationships. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

     General and administrative expenses decreased 23% to $2.3 million for the three months ended September 30, 2003 from $3.0 million for the three months ended September 30, 2002. The decrease was due to a reduction in headcount and related expenses of approximately 31%, and a decrease in our insurance costs, professional fees and recruiting and hiring expenditures of approximately 27%. Additionally, a reduction of 37% was due to various facilities and other cost savings associated with our restructuring activities, while our other expense categories remained comparatively flat.

     General and administrative expenses decreased 6% to $7.3 million for the nine months ended September 30, 2003 from $7.8 million for the nine months ended September 30, 2002. The decrease was due to a reduction in headcount and related expenses of approximately 36%, and a decrease in our insurance costs, professional fees and recruiting and hiring expenditures of approximately 10%. Additionally, a reduction of 27% was due to various facilities and other cost savings associated with our restructuring activities, while our other expense categories remained comparatively flat.

     For the three months ended September 30, 2003 and 2002, general and administrative expenses as a percentage of total revenues were 14% and 12%, and for the nine months ended September 30, 2003 and 2002, were 13% and 10%, respectively. Due to cost reduction initiatives we anticipate that general and administrative expenses will trend lower as a percentage of total revenues and in absolute dollars for the remainder of 2003.

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

     Stock-based compensation expense decreased 93% to $18,000 for the three months ended September 30, 2003 from $246,000 for the three months ended September 30, 2002 due to the restructuring activities that took place during 2002 and the expiration of the amortization time period of a portion of the options. For the nine months ended September 30, 2003 stock-based compensation expense decreased 85% to $117,000 from $774,000 due to the restructuring activities that took place during 2002 and the expiration of the amortization time period of at least a portion of the options.

Restructuring

     As a result of a global slowdown in information technology spending, during the first nine months of 2003, and the years ended 2002 and 2001, we recorded restructuring charges/(benefits) of $(5.3) million, $19.0 million and $76.9 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and settling of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (FAS 88) and Staff Accounting Bulletin (SAB) 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), FAS 88 and SAB 100.

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

     The facilities-related charge was $38.1 million and $22.8 million in the second and fourth quarters, respectively, consisting of excess rental space for offices worldwide, net of estimates for the vacancy period and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively. In the second and fourth quarters of 2002, we increased the facilities-related portion of the 2001 charge by an additional $447,000 and $907,000, respectively for changes to sub-lease and vacancy assumptions, which was offset by a benefit of $536,000 due to an unanticipated vendor refund associated with a written off prepaid cost. The employee severance cost component of the restructuring charge was $4.7 million and $3.2 million in the second and fourth quarters, respectively. We terminated the employment of 530 employees, or 46% of our workforce, none of whom remained employed at June 30, 2002. Approximately 47% of these employees were from sales and marketing, 22% from services, 19% from general and administrative and 12% from research and development. In addition, we settled 11,762 exchangeable shares with an employee and recorded $1.3 million as a charge to restructuring for this settlement. Also included in the 2001 charge was the write-off of approximately $4.0 million of goodwill related to acquisitions from 2000, approximately $1.4 million of purchased software that was deemed impaired due to our revised product development strategy, and $1.1 million of prepaid costs, and legal and accounting expenses.

     At September 30, 2003, there was $11.0 million from the 2001 actions remaining in the restructuring accrual comprising $10.7 million of facilities-related costs and $229,000 of severance and related costs.

     The 2003 activity related to the 2001 actions was as follows (in thousands):

						Payments
	Balance at	Payments	Adjustments	Balance at	Adjustments	and	Balance at
	December 31,	and	in	June 30,	in	Write-	September 30,
	2002	Write-Offs	Estimates	2003	Estimates	Offs	2003

Facilities-related costs and impairments	$37,048	$9,915	$(8,306)	$18,827	$(771)	$7,321	$10,735
Employee severance, benefits and related costs	270	270	229	229			229
Marketing costs	(536)	(536)	—	—

Total	$36,782	$9,649	$(8,077)	$19,056	$(771)	$7,321	$10,964

     Of the $5.3 million net benefit that we recorded in the second quarter of 2003, we recognized a net benefit of $8.1 million related to adjustments to the 2001 actions. The $8.1 million benefit comprised a $10.4 million benefit from settlements of lease obligations in San Francisco and Cambridge, offset by additional facilities related charges of $2.1 million and $229,000 related to additional employee severance and related costs.

     During the quarter ending September 30, 2003 we recognized a net benefit of $771,000 related to adjustments to the 2001 actions. The $771,000 benefit was a result of a settlement of a lease obligation in Germany.

2002 Action

     Actions taken by us in 2002 included: consolidation and closure of excess facilities, a worldwide workforce reduction and, the write-off of certain idle assets. In the second quarter of 2002, we recorded a restructuring credit of $89,000, due to a change in the 2001 restructuring charge, and in the fourth quarter of 2002, we recorded an aggregate restructuring charge of $19.1 million comprising $18.2 million of 2002 actions and a $907,000 adjustment to the facilities-related portion of the 2001 restructuring charge.

     The facilities-related charge associated with the 2002 fourth quarter action was $13.5 million comprising $12.0 million for operating leases related to idle office space and $1.5 million of leasehold improvements and furniture and fixtures associated with these facilities, which were written down to their fair value. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income and vacancy rates at the location. We also recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of our workforce, all of whom were terminated as of June 30, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. We also wrote-off $1.1 million in computer equipment and software and furniture and fixtures that it had abandoned.

     At September 30, 2003, there was $9.9 million from the 2002 action remaining in the restructuring accrual comprising $9.8 million of facilities-related costs and $115,000 of severance and related costs.

     The 2003 activity related to the 2002 action was as follows (in thousands):

	Balance at	Payments	Adjustments		Payments	Balance at
	December 31,	and	in	Balance at	and	September 30,
	2002	Write-Offs	Estimates	June 30, 2003	Write-Offs	2003

Facilities-related costs and impairments	$12,021	$1,863	$310	$10,468	$673	$9,795
Employee severance, benefits and related costs	3,553	3,765	327	115		115

Total	$15,574	$5,628	$637	$10,583	$673	$9,910

     In the second quarter of 2003, we recorded a net restructuring charge of $637,000 for changes in assumptions and estimates to charges recorded in 2002 for excess lease obligations and employee severance and related costs. The charge was comprised of a benefit of $1.1 million resulting from settlements of lease obligations in San Francisco and Toronto, offset by additional facilities related charges of $1.4 million primarily related to changes in estimates of vacancy and sub-lease income in an idle facility and additional employee severance and related costs of $327,000.

2003 Actions

     As a result of several reorganization decisions we undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by us included: closure of an excess facility, a worldwide workforce reduction, and the write-off of certain idle assets.

     The significant components of the 2003 restructuring charge were as follows (in thousands):

			Restructuring Charges

	Three Months
	Ended	Payments and	Balance at	Adjustments	Payments and	Balance at
	June 30, 2003	Write-Offs	June 30, 2003	in Estimates	Write-Offs	September 30, 2003

Facilities-related costs and impairments	$1,071	$20	$1,051	$393	$234	$1,210
Asset impairments	169	169	—	—	—	—
Employee severance, benefits and related costs	927	263	664	378	644	398

Total	$2,167	$452	$1,715	$771	$878	$1,608

June 30, 2003 Action

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

     The second quarter 2003 action included a facilities-related charge of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space we vacated and intend to sub-lease. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at the location. In accordance with FAS 146, we has recorded the present value of the net lease obligation. We also recorded a charge of $927,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 32 employees, or 7.4% of our workforce, consisting of 11 employees from sales and marketing, three from services, three from general and administrative and 15 from research and development. We accrued employee benefits pursuant to ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. In addition, our accrued additional amounts for its foreign locations based on its best estimate of the final payments for severance. All employees were notified of their termination as of June 30, 2003. The termination process is expected to be completed during the fourth quarter of 2003. As a result of a reduction of employees as well as the closure of a certain office location, we wrote off leasehold improvements related to the facilities it is attempting to sub-lease as the estimated cash flows to be generated from that location would not have been sufficient to recover the carrying value of the assets. In addition, computer and office equipment were written down to their fair value based on the expected cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated as zero. We also recorded a charge of $169,000 to reduce the carrying value of third-party software embedded in our products that we will discontinue selling, to our net realizable value based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers.

September 30, 2003 Action

     During the third quarter of 2003, we undertook actions resulting in a benefit of $771,000 from a lease settlement which was offset by new actions totaling approximately $771,000. The benefit from the lease settlement resulted from a one-time cash payment of $6.4 million for the settlement of $11.8 million of future lease obligations, which had been accrued as part of the 2001 action. The third quarter action comprised $227,000 for an operating lease related to idle office space and $166,000 of assets written down to their fair value. The lease charges were for office space we vacated and intend to sub-lease. The amount of the operating lease charge was based on assumptions from current real estate market data for sub-lease income rates and vacancy rates at the location. In accordance with FAS 146, we has recorded the present value of the net lease obligation. In the third quarter of 2003 we also recorded a charges of $378,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 16 employees consisting of seven employees from sales and marketing, four from services and five from research and development. We accrued employee benefits pursuant to ongoing benefit plans. In addition, we accrued additional amounts for the second quarter action related to its foreign locations based on our best estimate of the final payments for severance. All employees were notified of their termination as of September 30, 2003. The termination process is expected to be completed during the fourth quarter of 2003.

     As of September 30, 2003, we had an accrued restructuring liability of $22.5 million, of which $11.0 million related to 2001 restructuring charges, $9.9 million relates to 2002 restructuring charges, and $1.6 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $13.2 million.

Interest and Other Income, Net

     Interest and other income, net, decreased 78% to $17,000 for the three months ended September 30, 2003 from $77,000 for the three months ended September 30, 2002. The decrease was primarily due to lower marketable securities and cash balances coupled with lower interest rates earned on these balances. Contributing to the decrease in interest income for the three months ended September 30, 2003 were losses of $191,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries.

     Interest and other income, net, decreased 53% to $868,000 for the nine months ended September 30, 2003 from $1.8 million for the nine months ended September 30, 2002. The decrease was primarily due to lower marketable securities and cash balances coupled with lower interest rates on these balances. Contributing to the decrease in interest income for the nine months ended September 30, 2003 were losses of $237,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries.

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

Liquidity and Capital Resources

     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At October 31, 2003, we had $35.0 million in cash and cash equivalents and $11.0 million in marketable securities.

     Cash used in operating activities was $22.5 million for the nine months ended September 30, 2003. This consisted of income from operations of $101,000, depreciation and amortization of $3.2 million, non-cash restructuring charges of $1.0 million, a decrease in accounts receivable of $12.8 million, offset by a decrease in accrued restructuring of $30.0 million. Other changes in working capital items consisted primarily of $6.6 million in cash used for accrued expenses and a decrease in deferred revenues of $1.6 million. Cash used in operating activities was $10.1 million for the nine months ended September 30, 2002. This represents an operating loss of $8.7 million and changes in working capital items consisting primarily of uses of cash for accrued expenses, including payments related to the restructuring accruals, of $13.9 million. This was partially offset from collections of accounts receivable of $9.6 million and non-cash depreciation and amortization of $5.4 million.

     Our investing activities for the nine months ended September 30, 2003 consisted primarily of capital expenditures of $956,000, net proceeds for the sale of marketable securities of $11.7 million and an increase in other assets of $168,000. We expect that capital expenditures will total approximately $1.4 million for the year ended December 31, 2003. Our investing activities for the nine months ended September 30, 2002 consisted primarily of net purchases of marketable securities of $6.8 million, offset by a reduction in restricted cash of $12.2 million. Our capital expenditures for the nine months ended September 30, 2002 were $843,000 and we had an increase in other assets of $3.1 million.

     Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2003, representing proceeds from our employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2002, principally representing proceeds from stock option exercises and employee stock purchase plan, offset in part by the quarterly payment on the long-term obligation to BroadVision. Net cash provided by financing activities also included a $1.1 million settlement payment from the Tudor entity in relation to the suit brought by Aron Rosenberg on our behalf on October 31, 2000.

     Effective December 24, 2002, we modified our existing working capital facility with Silicon Valley Bank, or the Bank. Our eligible line of credit was increased to $20 million from $15 million. While there were no outstanding borrowings under the facility at September 30, 2003, we have letters of credit totaling $12.2 million, which are supported by this facility. The line of credit bears interest at the Bank’s prime rate (4.00% at September 30, 2003). As of September 30, 2003, approximately $7.8 million was available for future borrowings. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates that we maintain $40 million in cash and marketable securities at the end of each month throughout the duration of the facility. The profitability covenant allowed for net losses not to exceed; $1.0 million for the third and fourth quarters of 2003. The Bank has granted us a waiver of the profitability covenant for the third quarter of 2003 as our reported net loss exceeded the amount allowed for in the covenant. We were in compliance with all other covenants at September 30, 2003. The Bank has granted additional provisions, to be used if necessary, for a maximum $25 million in restructuring charges for the duration of the facility. Of the $25 million, a maximum of $7.5 million may be taken as a cash expense during the term of the facility; a second provision is made for a maximum of $12.0 million in cash to be paid toward real estate buy-outs. We are required to maintain $27 million in unrestricted cash and marketed securities with the Bank at all times, and in the event the balance should decrease, we will be required to pay fees and expenses to compensate the Bank for lost income. As of September 30, 2003, we were in compliance with all other financial covenants. In the event that we do not comply with any of the covenants within the line of credit or default on any of our provisions, the Bank’s significant remedies include:

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

     Contractual Obligations

     At September 30, 2003, our contractual cash obligations, which consisted solely of operating leases, were as follows (in thousands):

	Payments Due by Period

		Remainder of			After 5
Contractual Obligations	Total	2003	1-3 years	4-5 years	years

Lease Commitments	$36,305	$3,400	$18,658	$11,939	$2,308

     Of the $36.3 million in future minimum lease payments, $25.9 million was included in our 2001, 2002 and 2003 restructuring charges. The $25.9 million has been reduced to a $21.4 million restructuring accrual after taking into consideration estimated sublease income and estimated vacancy periods until the various properties are sub-leased.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, or FIN, 46, which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not to be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, if certain criteria are met. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 as it relates to variable interest entities created before February 1, 2003 is not expected to have a material effect on our financial condition or results of operations.

     In April 2003, the FASB released FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, clarifies the accounting for derivatives, amending the previously issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after September 30, 2003. We do not expect that the adoption of FAS 149 will have a material impact on our financial position or results of operations.

     In May 2003 the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on our financial position or results of operations.

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

     We incurred a loss in the first and third quarters of 2003, and in each quarter of fiscal 2002. As of September 30, 2003, we had an accumulated deficit of $199.8 million. Our revenues decreased 35% to $16.0 million for the three months ended September 30, 2003 compared with $24.5 million for the three months ended September 30, 2002. In addition, we believe the current economic downturn within the software industry could continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we have a limited operating history, and operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows.

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

     We have $36.3 million in future lease payment obligations related to our property lease agreements. We have engaged in ongoing negotiations with our landlords in an effort to reduce these costs. These negotiations have included attempts to reduce payments on occupied premises and efforts to negotiate buyouts of existing leases on unoccupied premises. We cannot assure you that any agreements will be reached with our current landlords to reduce our future lease payment obligations, and we anticipate any agreements would require significant up-front cash payments, which would further impact our cash resources. We cannot assure you that we will not be subject to additional legal proceedings related to our leases. The significant cash expenditures relating to our lease obligations which we may incur in the future, may decrease our cash reserves and may divert cash resources that we would otherwise utilize in implementing our business strategy.

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

     The market for online marketing, sales and services applications is intensely competitive, and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with Internet application software vendors such as BroadVision. We also compete with platform application server products and vendors such as BEA Systems, IBM, and Microsoft, among others. In addition, we compete indirectly with portal software vendors such as Vignette (through its acquisition of Epicentric), SAP Portals, a subsidiary of SAP, and Plumtree and customer relationship management vendors such as Siebel and Peoplesoft.

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

Our software offerings under our recent agreement with IBM may not achieve market acceptance, which may harm our business and operating results.

     On June 27, 2003, we entered into an original equipment manufacturer, or OEM, agreement with IBM under which we agreed to offer IBM’s WebSphere Internet infrastructure software as part of our packaged software offerings. Market acceptance of our new relationship with IBM is important to our future success and is subject to a number of significant risks, many of which are outside our control. These risks include:

•	Our packaged software offerings must meet the requirements of our current and prospective clients. We are working with IBM to further integrate our applications to optimize their performance while running on IBM WebSphere, but we cannot assure you that our integration efforts will satisfy the needs of current and prospective customers.

•	IBM may determine not to devote significant resources to the arrangements contemplated by our OEM agreement or may disagree with us as to how to proceed with the integration of our products. The amount and timing of resources dedicated by IBM under the OEM agreement are not under our direct control.

•	Our arrangement with IBM may cause confusion among current and prospective customers as to our product focus and direction.

     If our new relationship with IBM does not achieve market acceptance, our business and operating results may be harmed.

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

     We sell products through resellers and original equipment manufacturers. In some instances, we target our direct selling efforts toward markets that are also served by some of these resellers. This competition may limit our ability to sell our products and services directly in these markets and may jeopardize, or result in the termination of, these relationships.

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

     The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, coalescence of product differentiators, product commodization and evolving industry standards. We may not be able to develop and market or acquire new products or product enhancements that comply with present or emerging Internet technology standards and to differentiate our products based on functionality and performance. In addition, we may not be able to establish strategic alliances with operating system and infrastructure vendors that will permit migration opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. For example, functionality that once differentiated our products over time has been incorporated into products offered by the major operating system and infrastructure providers.

To succeed, we will need to enhance our current products, develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of customers and leverage strategic alliances with third parties in the e-commerce field who have complementary or competing products. E-commerce technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

Our business may suffer if we fail to address the challenges associated with international operations.

     As of September 30, 2003 we had active offices in, England, France, Germany, Italy, Japan, Spain, and Sweden. In the first quarter of 2003, we closed our offices in Australia, Canada, and the Netherlands. We derived 30% of our total revenues from customers outside the United States for the three months ended September 30, 2003. Our operations outside North America are subject to additional risks, including:

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

     Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping the latest version of the ATG 6.1 suite of products in the third quarter of 2003. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

     During the second and third quarters of 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions resulted in recording a net restructuring benefit of $5.3 million. In January 2003, we announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.1 million in the fourth quarter of 2002. In addition, we recorded a restructuring charge of $76.9 million in 2001 relating to previous restructuring activities. These restructuring activities require that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff has been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate.

We use the Java programming language to develop our products, and our business could be harmed if Java loses market acceptance or if we are not able to continue using Java or Java-related technologies.

     We write our software in the Java computer programming language developed by Sun Microsystems and we incorporate J2EE, Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our ATG 6.1 Relationship Management Platform has been designed to support Sun’s J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source, (b) rewrite the technology ourselves, or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

     While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new ATG 6.1 Relationship Management Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate and government obligations with a weighted average maturity of less than one year. Marketable securities are classified as “held-to-maturity” and are recorded on the balance sheet at amortized cost, which approximates fair market value. These securities are subject to interest rate risk, however, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since September 30, 2003.

     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Relative to foreign currency exposures existing at September 30, 2003, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. At September 30, 2003, we did not hold any foreign currency derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We and certain officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, we filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by an officer of the Company. While management believes the remaining claim against us is without merit, and intends to defend the action vigorously, the litigation is still in the preliminary stage.

     A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GMBH, a subsidiary of the Company, on July 18, 2002. The suit alleges that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros. We filed an appeal to the suit on February 6, 2003. On August 18, 2003, ATG and DIFA settled the lawsuit and all remaining lease obligations for 5.75 million euros (approximately $6.4 million on August 18, 2003) plus 16% VAT (approximately $1.0 million on August 18, 2003 which we recovered in October 2003) in exchange for dismissal of the lawsuit and a complete release from all liability related to the claim.

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

     On July 22, 2003, we filed a Current Report on Form 8-K furnishing a copy of our earnings press release with respect to the quarter and nine months ended September 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 7, 2003.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ Edward Terino

Edward Terino
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)