Form 10-K
period 2003-12-31
ART TECHNOLOGY GROUP INC
filed 2004-03-15
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-26679

Art Technology Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3141918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
25 First Street	02141
Cambridge, Massachusetts	(Zip Code)
(Address of principal executive offices)

(617) 386-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 par value with Associated Preferred Stock Purchase Rights (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $112,548,000 based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2003.

      The number of shares of the registrant’s common stock outstanding as of March 11, 2004, was 73,145,185.

Documents Incorporated by Reference

      Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 19, 2004 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

ART TECHNOLOGY GROUP, INC.

      ATG, Art Technology Group and Dynamo are our registered trademarks, and ATG Scenario Personalization and ATG Data Anywhere Architecture are our service marks. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1.	Business

Overview

      We deliver software solutions to help consumer-facing organizations create an interactive experience for their customers and partners via the Internet and other channels. Our software helps our clients market, sell and provide self-service opportunities to their customers and partners, which can enhance our clients’ revenues, reduce their costs and improve their customers’ satisfaction. We also offer related services, including support, education and professional services.

      Businesses and governments can use our solutions to provide a more productive and satisfying experience to users of their online services. By capturing and maintaining information about those online users’ personal preferences and online history, our software enables our clients to provide customers or customer segments with solutions specifically tailored to the customers’ needs. We seek to differentiate ourselves by designing applications that make it simpler to develop and maintain user profile information across multiple complex data sources, easier to model and influence desired user behavior, and faster to develop and maintain dynamic web content with a smaller investment than otherwise required. We provide tools to enable our clients to analyze the behavior of their customers and to improve the effectiveness of our clients’ merchandising. We also address our clients’ desire to provide a unified experience for their customers regardless of the channel through which they interact: online, in-store, or via a kiosk, mobile device or call center.

      Our principal target markets are Global 2000 companies, government organizations, and other businesses that have large numbers of online users and utilize the Internet as a primary business channel. In the past, we have focused on providing our software and services to businesses in financial services, retail, media and entertainment, telecommunications, consumer products and services industries. We have delivered online solutions to companies such as Aetna Services, Alcatel, American Airlines, Barclays Global Investors, Best Buy, BMG Direct, Deutsche Post, Eastman Kodak, Ford Motor Credit, France Telecom, HSBC, J. Crew, Philips, Sun Microsystems, Walgreens and Wells Fargo.

      We historically have provided Internet commerce and software solutions, including an application server and application products. We believe that the development of infrastructure products, including our application server, has become increasingly standards driven and that in the future there will be limited opportunities to differentiate ourselves based on our application server. As a result, while we intend to meet the standards requirements for our application server, we are focusing principally on developing application products, including several new application products that were introduced in 2004. We offer application products in the following three functional areas:

•	Our marketing applications are designed to help businesses attract new customers, promote new offerings to existing customers, and improve the cost-effectiveness of existing marketing expenditures. Our clients use our tools to integrate their online marketing activities with related sales and self-service initiatives. Our tools are designed to allow businesses to increase marketing effectiveness by visually defining desired customer experience activities and events that will drive desirable customer behavior.

•	Our online sales applications are used by our clients to facilitate transactions with consumers and channel partners. These commerce offerings are designed for the development of large consumer-facing e-commerce sites and channel partner extranets. We believe that, by using our online sales and marketing solutions together, our clients can create sophisticated promotions and offers that can drive incremental sales.

•	Our self-service applications are designed to decrease call-center service costs, to improve the speed with which customer needs are met, and to increase customer loyalty and satisfaction. We believe our self-service solutions become more useful through the use of our advanced personalization capabilities, which are designed to increase the likelihood that customer inquiries will be managed online avoiding the need for costly call center inquiry.

Our Strategy

      Our objective is to be the industry leader in providing a comprehensive consumer-facing software platform for companies striving to give their customers a superior online experience. We intend to achieve this objective by implementing the following key components of our strategy:

•	Facilitate integrated life cycle experience for consumers. We believe that consumers want to cross seamlessly between the information-gathering, purchase and service phases of their online activity. During a single session, a consumer may research one purchase, modify another purchase and ask post-transaction questions about a third. We believe consumers will demand a consistent online experience from each of the businesses with which the consumers are interfacing through the Internet. Rather than focusing solely on marketing or sales or service, we design our core software functionality to allow our clients to provide their customers with an integrated online marketing, sales and service experience.

•	Develop new applications that operate on leading infrastructure products. We believe the development of infrastructure products has become standards driven, but that there is an opportunity for continued innovation relating to application products. We intend to differentiate ourselves through our application and administration products, including two new products that were introduced in the first quarter of 2004. We design our existing products and our products in development to operate on leading application server platforms from BEA and IBM, in addition to our proprietary server software. As a result, our application software can provide value to new and existing clients, regardless of the infrastructure products they select.

•	Leverage existing sales channels. We sell our products directly to end-users and through value-added resellers. In addition, approximately one-half of our product revenue is co-sold with a variety of business entities, including systems integrators, solution providers, technology partners and value-added resellers. We currently have a broad range of business alliances throughout the world, including large system integrators like Accenture, Cap Gemini Ernst & Young, EDS, HP Consulting and SAIC, as well as regional integrators such as Analysts International, E-Tree, McFadyen Consulting, Rikei, SBI and Thales-IS. Our goal is to maintain close relationships directly with our clients and to motivate systems integrators to implement our applications in their projects and solution sets.

•	Leverage and expand service capabilities. We have extensive experience in Web application development and integration services. Through our Professional and Educational Services organizations, we provide services to train our systems integrators, value added resellers and complementary software vendors in the use of our products and offer consulting services to assist with customer implementations. We seek to motivate our business allies and sales forces to provide joint implementation services to our end user customers. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of partners trained in the implementation and application of our products.

Products

      We provide a comprehensive software solution set designed to allow application developers to develop customized websites more effectively and efficiently. Our software is also designed to provide content administrators and marketing executives with greater flexibility in maintaining their website content and in optimizing their consumers’ experience in order to improve revenue and cost performance.

      Our products include both application and infrastructure components. We refer to our application components collectively as the ATG Customer Experience Platform. This product set includes:

•	ATG Adaptive Scenario Engine. This product, formerly known as ATG Relationship Management Platform, provides a rich set of features to support online marketing, sales and service solutions. ATG Adaptive Scenario Engine collects and maintains customer profile information enabling consumer-facing applications to be personalized to the needs of a customer or customer segment. It also enables development of scenarios that model and respond to consumer behavior, guiding consumers through the data and processes appropriate to their situation. ATG Adaptive Scenario Engine incorporates a data repository integration capability. Some of clients build custom applications directly on ATG Adaptive Scenario Engine, and all of our application products utilize the capabilities of ATG Adaptive Scenario Engine.

•	ATG Commerce. This application provides a robust set of application components that allow our clients to create a customized experience for consumers, businesses and channel partners purchasing goods or services online, and facilitates administration by the online vendor. ATG Commerce’s functionality includes catalogs, product management, shopping carts, checkout, pricing management, merchandising, promotions, inventory management and complex business-to-business order management.

•	ATG Campaign Optimizer. This application, introduced in 2004, enables marketing professionals to define comparative tests of different offers, promotions and product representations, sometimes called A/B tests, to put those tests into production, specifying the segments of site visitors to be tested, and finally to receive reports on the test results. Other methods for testing campaigns often involve programming by expert developers, and sometimes even involve network infrastructure modifications. ATG Campaign Optimizer is designed to allow non-technical marketing professionals to create and execute comparative tests that can be used to increase the effectiveness of online marketing activities.

•	ATG Adaptive Customer Assistance. Introduced in 2004, this application combines a natural language search with the customer profile repositories in the ATG Adaptive Scenario Engine to provide a personalized tool for answering consumers’ questions during the buying process and for self-service. ATG Adaptive Customer Assistance provides consumers with personal transactional information by, for example, facilitating automated replies to questions such as “How much is my account balance?” ATG Adaptive Customer Assistance also enables a consumer to take direct action through relevant links built into the results. The product includes capabilities for creating and maintaining the answer repository, and for consumer feedback.

•	ATG Content Administration. This application, formerly known as ATG Publishing, enables marketing professionals and others to create, manage, preview, and deploy content while ensuring proper quality control. Leveraging ATG Adaptive Scenario Engine, ATG Content Administration provides the means to create product catalogs, post updates and design targeted e-mail marketing campaigns.

      Our applications are fully compatible with the BEA WebLogic Application Server and the IBM WebSphere Application Server, as well as our ATG Dynamo Application Server.

      Our product license revenues were $27.1 million, or 37% of total revenues, in 2003; $48.8 million, or 48% of total revenues, in 2002; and $76.6 million, or 55% of total revenues, in 2001.

Services

      Our services organization provides a variety of consulting, design, application development, integration, training and support services in conjunction with our products. These services are provided through our Professional Services, Education, and Customer Support Service offerings.

      Professional Services. The primary goal of our Professional Services organization is to increase customer satisfaction with our application solutions. Our Professional Services include four primary service offerings:

•	Lifecycle Project Delivery. Our lifecycle project development capability builds upon our deep knowledge of best practices and the ATG Adaptive Delivery Framework methodology. Because we are responsible for the project from beginning to end, we can provide clients with a high-quality, structured experience from planning to post-deployment support.

•	Packaged Offerings. Our Upgrade and Migration packaged offerings are designed to provide clients with targeted services that can accelerate adoption of new ATG versions of existing products. We offer packaged offerings built to ease the implementation of new products such as Adaptive Customer

Assistance. Our bundled implementation packages, which include best practices and methodologies, reduce the implementation risk and time of products such as Content Administration and Commerce.

•	Structured Enabling Services. Working with a client or a designated team, we offer Structured Enabling Services to facilitate project success. Engaging our Professional Services team gives clients access to best practices that we have developed over hundreds of engagements. Structured Enabling Services also leverage the ATG Adaptive Delivery Framework methodology, while enabling the client’s development team to complete a significant portion of the work.

•	Custom Solutions. We offer customized professional services solutions tailored to meet the specific needs of our clients across an entire project. Consulting services can include a combination of system architecture design, project management, web design, technical training and business consulting services.

      Education. We provide a broad selection of educational programs designed to train customers and partners on our applications. This curriculum addresses the educational needs of developers, technical managers, business managers, and system administrators. ATG Education also offers an online learning program that complements our instructor-led training. Developers can become certified on our base product or our commerce product by taking a certification exam in a proctored environment. We also measure partner quality using a partner accreditation program that ensures ATG partners have the skills necessary to effectively assist our clients with implementations. We provide a full range of instructor-led solutions to assist clients with these key initiatives.

      Customer Support Services. We offer five levels of customer support ranging from our evaluation support program, which is available for 30 days, to our Premium Support Program, which includes access to technical support engineers 24 hours a day, seven days per week, for customers deploying mission critical applications. For an annual maintenance fee, customers are entitled to receive software updates, maintenance releases, online documentation and eServices including bug reports and unlimited technical support.

      Our services revenues were $45.3 million, or 63% of total revenues, in 2003, $52.7 million, or 52% of total revenues, in 2002 and $63.7 million, or 45% of total revenues, in 2001.

Markets

      Our principal target markets are Global 2000 companies, government organizations, and other businesses that have large number of online users and utilize the Internet as a primary business channel. Our clients represent a broad spectrum of enterprises within diverse industry sectors. The following is a partial list:

Consumer Retail

Best Buy Companies, Inc
Cabela’s
Eastman Kodak
J. Crew
Martha Stewart Living Omnimedia
Neiman Marcus
Restoration Hardware
Target Corporation
The Finish Line
Walgreens

Financial Services

A.G. Edwards
John Hancock Funds
KeyBank
Citibank
Deutsche Bank
Ford Motor Credit
Charles Schwab & Co., Inc.
HSBC
Barclays Global Investors
MFS Investment Management
Dreyfus Services Corporation
Merrill Lynch
Pioneer Investments

International

Benetton
Kingfisher
Direkt Anlage Bank
Pirelli
BBC Technology Service
Philips
Heidelberger Druckmaschinen
Lavazza
Hoffman la Roche
Premier Farnell
Royal Mail
Vodafone
France Telecom
Telefonica
Deutsche Post
LVMH
Manufacturing
Alcatel
Abbott Laboratories
Eastman Kodak
General Motors
Newell Rubbermaid
Procter & Gamble

Communications & Technology

Adobe
Alcatel
BellSouth
EMC
Handspring
Hewlett Packard
Intuit
Sun Microsystems

Travel Media and Entertainment

American Airlines
BMG Direct
Hilton Hotels
Hyatt
Intercontinental Hotels
Meredith Corporation
Nintendo
Reader’s Digest
Sega.com
The MTVi Group

Research and Development

      Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the Professional Services group. Our research and development expenses were $17.9 million in 2003, $22.0 million in 2002 and $30.5 million in 2001.

      Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products, which extend and enhance competitive product features. In 2003, we began to focus our efforts on developing new and innovative applications, as well as integrating our products with external enterprise data sources. In line with these efforts, we have developed several new applications and aligned our research and development resources accordingly.

Sales Coverage Model

      Our principal target markets are leading organizations with large constituencies who use the Internet as a primary business channel. We target these potential customers through our direct sales force and through channel partners, including systems integrators and other technology partners. We currently have approximately 100 business alliances throughout the world.

      We employ one group of sales professionals who are compensated based on product and services sales made directly to end-users and through business partners, and another group of sales professionals who are dedicated to recruiting, training, developing business plans and joint selling and marketing with business alliances such as system integrators and value added resellers. We train and assist our business partners in promoting, selling, deploying, extending and supporting our products. The objectives of this strategy are to establish close product relationships directly with our clients and to motivate systems integrators to adopt our suite of products for commerce and self-service projects for their customers.

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

      Set forth below is a partial list of organizations with which we have selling and marketing relationships:

North America

Accenture
Allstream
Analysts International
Bell Canada
Blast Radius
Cap Gemini Ernst & Young
Critical Mass
EDS
GTSI (federal government)
IBM
Immix Technology (federal government)
McFayden Consulting
Meritage
Professional Access
RTGX (federal government)
SAIC (federal government)
SBI & Company
Unisys (federal government)
WhittmanHart
International
Europe, Middle East and Africa
     Accenture
     Avinci AG
     Cap Gemini Ernst & Young
     CSC Computer Sciences Limited
     Conexus
     Degetel
     Develon
     Dimension Data
     EDS
     E-Tree ETC
     GFI Informatica
     Inferentia Dnm
     Kora
     Materna
     Progiweb
     SDG Consulting
     Sequenza SPA
     Thales IS
     Unilog
     Valoris

Asia and Pacific Rim
     HP Japan
     Rikei Corporation (Japan)
     XM Sydney

      As of December 31, 2003, in addition to offices throughout the United States, we had offices located in the United Kingdom, France, Germany and Italy and sales personnel located in Spain. Our revenues from sources outside the United States were $25.3 million, or 35% of total revenue, in 2003, $30.1 million, or 30% of total revenue, in 2002 and $47.6 million, or 34% of total revenue, in 2001. During the past year, we have established relationships with new international partners and have added key international accounts.

Competition

      The market for online sales, marketing and self-service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We currently have five primary sources of competition:

•	platform vendors such as BEA Systems and IBM, who are also our partners;

•	Microsoft, with whom we compete in commerce applications and, less directly, in the platform arena;

•	commerce-oriented vendors, such as Blue Martini and BroadVision, which compete on various levels including portals and e-commerce;

•	marketing and customer-service vendors such as Chordiant, E.piphany and Kana, which may or may not have a vertical industry focus; and

•	in-house development efforts by potential customers or partners.

      We compete against these alternative solutions by focusing on an integrated customer experience for online sales, marketing and self-service applications for consumer-facing businesses. We believe our solutions provide our clients with a rapid time to return on investment, attractive long-term total cost of ownership, a way to present a single view of themselves to their customers, the ability to improve the productivity and effectiveness of customer interactions, and the flexibility to adapt to rapidly changing and often unpredictable market needs.

      We seek to provide our clients with a rapid time to return on investment through strong out-of-the-box functionality for online sales, marketing and self-service built on a flexible, component architecture that is practical and cost-effective to customize. These capabilities can enable our clients to get to market quickly in a manner that exploits their competitive advantages — which helps drive their return on investment.

      Our products allow companies to present a single view of themselves to their customers through our repository integration. This integration technology allows companies to easily access and utilize data in the enterprise regardless of the data storage format or location. The data can be leveraged in their native form without having to move, duplicate or convert them. By enabling these capabilities in a cost-effective manner, we believe our products can help companies protect their brand and keep their customers from becoming confused or frustrated — all of which positively impact customer satisfaction and loyalty.

      Our adaptive scenario capability is designed to help companies make each interaction with their customers more productive and effective. These personalization capabilities help ensure that consumers are presented with the most relevant information. By avoiding information overload, consumers are more likely to have their needs met through the low cost online channel — increasing the speed at which customer needs are met and decreasing the likelihood the consumer will use a more expensive channel such as a call center. Adaptive scenario capabilities can also make interactions with consumers more effective for our clients. It allows a business user to visually design a sequence of behaviors that our customer would like to encourage a consumer to undertake — which can lead to a specific goal such as a site registration or transaction. Our capabilities automatically monitor and encourage consumers to follow these pre-defined behavior patterns — enabling our customer to maximize the effectiveness of each interaction with the consumer.

      Finally, we believe the combination of our out-of-the-box functionality, our component architecture and our repository integration helps companies that use our products to adapt quickly and economically to rapidly changing and unanticipated market needs.

      We support the adoption of open application server infrastructure by our old and new customers and plan to work closely with other platform vendors to increase the value customers receive from our products regardless of the platform they select. We intend to focus our future development and marketing efforts on applications rather than on our platform, and as a result we expect our business and operating results will be less affected by competition with platform vendors such as BEA Systems and IBM.

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

Employees

      As of December 31, 2003, we had a total of 361 employees. Of our employees, 118 were in research and development, 92 in sales and marketing, 98 in services and 53 in general and administrative. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Internet Address and SEC Reports

      We maintain a website with the address www.atg.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also include on our website our corporate governance guidelines and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and Nasdaq.

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

Risks Related To Our Business

We may not be able to sustain or increase our revenue or attain profitability on a quarterly or annual basis, which could lead to a material decrease in the price of our common stock.

      We incurred a loss in the first and third quarters of 2003 and in each quarter of fiscal 2002. As of December 31, 2003, we had an accumulated deficit of $195.7 million. Our revenues decreased 29% to $72.5 million for 2003 compared with $101.5 million for 2002. We believe the recent economic downturn within the software industry could continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, in recent years the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.

We expect our revenues and operating results to continue to fluctuate for the foreseeable future, and the price of our common stock is likely to fall if quarterly results are lower than the expectations of securities analysts.

      Our revenues and operating results have varied from quarter to quarter in the past, and are likely to vary significantly from quarter to quarter in the foreseeable future. If our quarterly results fall below our expectations and those of securities analysts, the price of our common stock is likely to fall. A number of factors are likely to cause variations in our operating results, including:

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

      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The results of one quarter or a series of quarters should not be relied upon as an indication of our future performance.

Turnover in our management, sales and engineering personnel may impair our ability to develop and implement a business strategy, which could have a material adverse effect on our operating results and common stock price.

      Members of our senior management team, including our two founders, our former Chief Executive Officer and President, and several senior managers, have left us during the past three years for a variety of reasons, and we cannot assure you that there will not be additional departures. As a result of this management turnover, our current management team has had limited experience working together and may be unsuccessful in developing or executing a business strategy for us. These changes in management, and any future similar changes, may be disruptive to our operations. In addition, equity incentives such as stock options constitute an important part of our total compensation program for management, and the volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain our management team.

      We rely heavily on our direct sales force. We have recently restructured and reduced the size of our sales force. Changes in the structure of the sales force have generally resulted in temporary lack of focus and reduced productivity.

      In addition, we recently restructured our research and development group, which could result in interruptions in product development and reduced productivity.

Our lengthy sales cycle makes it difficult to predict our quarterly results and causes variability in our operating results.

      Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. In addition, we believe the recent economic downturn in the United States has contributed to an increased in the average length of our sales cycle as customers deferred implementing new e-commerce solutions.

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

      Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and professional services revenues from existing customers. While the list price for our software generally has been maintained over the past three years, competitive pressures could require us to reduce the price of our software products. In either case, our business, operating results and financial condition would be materially and adversely affected.

We face intense competition in the market for Internet online marketing, sales and service applications, and we expect competition to intensify in the future. This competition could cause our revenues to fall short of expectations, which could adversely affect our future operating results and our ability to grow our business.

      The market for online marketing, sales and services applications is intensely competitive, and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with Internet application software vendors such as BroadVision and commerce, marketing and self-service vendors such as Chordiant, E.piphany and Kana. We also compete with platform application server products and vendors such as BEA Systems IBM, and Microsoft, among others. In addition, we compete indirectly with portal software vendors such as Vignette (through its acquisition of Epicentric), SAP Portals, a subsidiary of SAP, and Plumtree and customer relationship management vendors such as Siebel and PeopleSoft.

      Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that they can use to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

If systems integrators reduce their support and implementation of our products, our revenues may fail to meet expectations and our operating results would suffer.

      Since our potential customers often rely on third-party systems integrators to develop, deploy and manage Web sites for conducting commerce on the Internet, we cultivate relationships with systems integrators to encourage them to support our products. We do not, however, have written agreements with our systems integrators, and they are not required to implement solutions that include our products or to maintain minimum sales levels of our products. Our revenues would be reduced if we fail to train a sufficient number of systems integrators adequately or if systems integrators devote their efforts to integrating or co-selling products of other companies. Any such reduction in revenue would not be accompanied by a significant offset in our expenses. As a result, our operating results would suffer and the price of our common stock probably would fall.

If value added resellers are unwilling to service and support our products, our revenues may fail to meet expectations and our operating results would suffer.

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

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. In February 2000, we settled a lawsuit filed by BroadVision, which alleged that we were infringing on a patent for a method of conducting e-commerce. As part of the settlement, we paid BroadVision a total of $15.0 million in license fees over a three-year period ending in 2002.

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

      The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, coalescence of product differentiators, product commoditization and evolving industry standards. We may not be able to develop and market or acquire new products or product enhancements that comply with present or emerging Internet technology standards and to differentiate our products based on functionality and performance. In addition, we may not be able to establish strategic alliances with operating system and infrastructure vendors that will permit migration opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. For example, functionality that once differentiated our products over time has been incorporated into products offered by the major operating system and infrastructure providers.

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

If we fail to address the challenges associated with international operations, revenues from our products and services may decline or the costs of providing our products or services may increase.

      As of December 31, 2003 we had offices in the United Kingdom, France, Germany and Italy, and additionally had sales personnel in Spain. We derived 35% of our total revenues in 2003 from customers outside the United States. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003. Our operations outside North America are subject to additional risks, including:

•	changes in regulatory requirements, exchange rates, tariffs and other barriers;

•	longer payment cycles and problems in collecting accounts receivable in Western Europe and the Far East;

•	difficulties in managing systems integrators and technology partners;

•	difficulties in staffing and managing foreign subsidiary operations;

•	differing technology standards;

•	difficulties and delays in translating products and product documentation into foreign languages to the extent that our products are sold in countries that do not have English as their primary language;

•	reduced protection for intellectual property rights in some of the countries in which we operate or plan to operate;

•	potentially adverse tax consequences; and

•	political and economic instability.

      The impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. We may increase the extent to which we denominate arrangements with international customers in the currencies of the countries in which the software or services are provided. From time to time we may engage in hedges of a significant portion of contracts denominated in foreign currencies. Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results. Our software products may contain errors or defects that could result in lost revenues, delayed or limited market acceptance or product liability claims with substantial litigation costs.

      Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping the latest version of the ATG 6.2 suite of products in the fourth quarter of 2003. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

      During the second and third quarters of 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions resulted in recording a net restructuring benefit of $5.4 million. In January 2003, we publicly announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.1 million in the fourth quarter of 2002. In addition, we recorded a restructuring charge of $75.6 million in 2001. These restructuring activities require that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff has been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate.

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

      We write our software in the Java computer programming language developed by Sun Microsystems and we incorporate J2EE, Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our ATG 6.2 Relationship Management Platform has been designed to support Sun’s J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source, (b) rewrite the technology ourselves or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

      While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new ATG 6.2

Relationship Management Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

Risks Related To the Internet Industry

Our performance will depend on the growth of e-commerce and self-service.

      Our success will depend heavily on the continued use of the Internet for e-commerce. The recent United States economic downturn reduced demand for our products as customers and potential customers delayed or cancelled the implementation of online marketing, sales and service applications. If the market for our products and services fails to mature, we will be unable to execute our business plan. Adoption of electronic commerce and online marketing, sales and service applications, particularly by those companies that have historically relied upon traditional means of commerce, will require a broad acceptance of different methods of conducting business. Our future revenues and profits will substantially depend on the Internet being accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability.

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

      Businesses use our ATG Adaptive Scenario Engine product to develop and maintain profiles to tailor the content to be provided to Web site visitors. When a visitor first arrives at a Web site, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor’s identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Adaptive Scenario Engine product tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user’s behavior on the Web site. Privacy concerns may cause visitors to resist providing the personal data or to avoid Web sites that track the Web behavioral information necessary to support our profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

      We currently are the subject of securities class action litigation. If a court awards damages to the plaintiffs, the total amount could exceed the limit of our existing insurance. This litigation also may divert management’s attention and resources. For a further description of the pending litigation, see “Part II, Item 1. Legal Proceedings.” We may be the target of similar litigation in the future if the market for our stock becomes volatile. While we believe that we have an appropriate amount of insurance for class action lawsuits, we cannot be certain that the insurance coverage will be available or, if available, sufficient to cover our liability with respect to a specific future action that may be brought.

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

      Our principal administrative, research and development, sales, consulting, training and support facilities occupy approximately 60,000 square feet in Cambridge, Massachusetts, pursuant to a lease expiring in 2006. Our west coast headquarters occupy approximately 13,000 square feet in San Francisco, California pursuant to a lease expiring in 2007. Our European headquarters are located in Apex Plaza, Reading, United Kingdom where we lease approximately 16,000 square feet pursuant to a lease expiring in 2009.

      At December 31, 2003, we also had offices in France, Germany and Italy. During 2003, we reached several lease settlement agreements with landlords that significantly reduced our lease obligations. For further information concerning our lease restructuring activities and concerning our obligations under all operating leases, see Note 12 and Note 7, respectively, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

      We and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against us and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, we filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by an officer of the Company. While management believes the remaining claim against us is without merit, and intends to defend the action vigorously, the litigation is still in the preliminary stage.

      A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GmbH, a subsidiary of the Company, on July 18, 2002. The suit alleged that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG and found in favor of the plaintiff in the approximate amount of 1.4 million euros plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros. We filed an appeal to the suit on February 6, 2003. On August 18, 2003, ATG and DIFA settled the lawsuit and all remaining lease obligations for 5.75 million euros (approximately $6.4 million on August 18, 2003) plus 16% VAT (approximately $1.0 million on August 18, 2003 which we recovered in October 2003) in exchange for dismissal of the lawsuit and a complete release from all liability related to the claim.

      We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock trades on the Nasdaq National Market under the symbol “ARTG.” The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

	High	Low

Year ending December 31, 2002
First quarter	$5.15	$1.85
Second quarter	2.30	0.78
Third quarter	1.30	0.85
Fourth quarter	1.84	0.86
Year ending December 31, 2003
First quarter	$1.38	$0.81
Second quarter	1.96	0.75
Third quarter	2.84	1.57
Fourth quarter	2.13	1.34

      On March 11, 2004 the last reported sale price on the Nasdaq National Market for our common stock was $1.43 per share. On March 11, 2004, there were approximately 20,000 holders of record of our common stock.

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

Item 6.	Selected Consolidated Financial Data

Consolidated Statements of Operations Data:

	Year Ended December 31,

	1999(1)(2)	2000(2)	2001(2)(3)	2002(2)	2003(2)

	(In thousands, except per share data)
Revenues:
Product license	$18,590	$121,525	$76,631	$48,796	$27,159
Services	13,487	42,917	63,707	52,697	45,333

Total revenues	32,077	164,442	140,338	101,493	72,492
Cost of Revenues:
Product licenses	8,160	3,426	5,981	4,278	2,118
Services	10,470	36,221	47,827	33,745	19,808

Total cost of revenues	18,630	39,647	53,808	38,023	21,926

Gross profit	13,447	124,795	86,530	63,470	50,566
Operating Expenses:
Research and development	6,800	19,390	30,518	22,046	17,928
Sales and marketing	16,170	73,535	93,437	43,122	31,174
General and administrative	5,506	22,984	24,116	11,087	9,538
Restructuring (benefit) charges	—	—	75,580	19,005	(10,476)

Total operating expenses	28,476	115,909	223,651	95,260	48,164
Income (loss) from operations	(15,029)	8,886	(137,121)	(31,790)	2,402
Interest and other income, net	1,897	8,979	4,967	2,300	1,521

Net income (loss) before (benefit) provision for income taxes	(13,132)	17,865	(132,154)	(29,490)	3,923
(Benefit) provision for income taxes	—	3,378	23,851	—	(255)

Net income (loss)	(13,132)	14,487	(156,005)	(29,490)	4,178
Accretion of dividends, discount and offering costs on preferred stock	(4,395)	—	—	—	—

Net income (loss) available for common stockholders	$(17,527)	$14,487	$(156,005)	$(29,490)	4,178

Net income (loss) per share:
Basic	$(0.45)	$0.22	$(2.27)	$(0.42)	$0.06

Diluted	$(0.45)	$0.20	$(2.27)	$(0.42)	$0.06

Weighted average common shares outstanding:
Basic	38,777	66,932	68,603	69,921	71,798

Diluted	38,777	73,138	68,603	69,921	73,768

(1)	Reimbursement of out-of-pocket expenses for 1999 have not been reclassified and included in revenue and cost of services as required by EITF 01-14 because we cannot readily obtain the appropriate information. We do not expect the reclass of these amounts to be material.

(2)	In 2003, the Company reclassified stock-based compensation for all years presented, which previously had been reported as a separate line-item, to cost of revenues, research and development, sales and marketing and general and administrative expenses.

(3)	In 2001, the Company reclassified an impairment charge for purchased software, which previously had been reported in 2001 restructuring, to cost of product license.

Consolidated Balance Sheet Data:

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Cash, cash equivalents and short term marketable securities	$129,848	$126,473	$63,550	$68,558	$42,353
Working capital	117,727	122,422	37,993	39,993	21,046
Restricted cash	—	—	16,757	—	—
Long-term marketable securities	19,394	17,734	—	—	—
Total assets	177,735	259,515	137,488	104,835	67,360
Long-term obligations, less current maturities	4,000	2,000	—	—	—
Total stockholders’ equity	$146,385	$191,973	$42,909	$16,023	$20,937

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      We derive our revenues from the sale of software product licenses and related services. Product license revenues are derived from the sale of software licenses of our products. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training and software maintenance and support. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided.

      As of December 31, 2003 we had offices in the United Kingdom, France, Germany, Italy, and the United States and sales personnel located in Spain. Revenues from customers outside the United States accounted for 35% of our total revenues in 2003, 30% in 2002 and 34% in 2001.

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

Revenue Recognition

      Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists via a signed license agreement; (2) physical or electronic delivery has occurred including the availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable. In addition, revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.

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

      Revenues from professional service arrangements are recognized as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Unbilled services represent service revenues that have been earned by us in advance of billings. Deferred revenue primarily consists of advance payments related to support and maintenance and service agreements.

      We principally recognize professional services revenues on a time-and-material basis. From time to time we enter into fixed-price service arrangements. In those circumstances in which services are essential to the functionality of the software, we apply the percentage-of-completion method, and in those situations when only professional services are provided, we apply the proportional performance method. Both of these methods require that we track the effort expended and the effort expected to complete a project. The most significant assumption by management in accounting for this type of arrangement is the estimated time to complete the project. Significant deviations in actual results from management’s estimates with respect to one or more projects could significantly impact the timing of revenue recognition and could result in significant losses on these projects. To date, our actual results in completing projects have not deviated significantly from management’s estimates of the time to complete those projects.

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

Research and Development Costs

      We account for research and development costs in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs (FAS 2), and FAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (FAS 86), which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Restructuring Expenses

      During 2003, 2002 and 2001, we recorded net restructuring (benefits)/ charges of $(10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin, and SAB, 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), FAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At December 31, 2003, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we terminate our lease obligations prior to the scheduled termination dates. Such changes had a material impact to our operating results in 2003 and could have a material impact on our operating results in the future.

      In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to charges for excess facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The most significant of these estimates related to the timing and extent of future sublease income that would reduce our lease obligations. Included in our accrued restructuring balance at December 31, 2003 was estimated sublease income of $.8 million, net of adjustments. We based our estimates of sublease income on, among other things, (a) opinions of independent real estate experts, (b) current market conditions and rental rates, (c) an assessment of the time period over which reasonable estimates could be made, (d) the status of negotiations with potential subtenants and (e) the locations of the facilities. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, the actual results will depend on our success in negotiating with lessors, the time periods required for us to locate and contract suitable subleases and the market rental rates at the time of such subleases. Adjustments to the facilities reserve may be required if actual lease settlement costs or sublease income differ from the amounts previously estimated. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in our financial statements for such quarter based on management’s then-current estimates.

Impairment or Disposal of Long Lived Assets

      We review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceed their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges.

      As a result of our restructuring activities in 2003, 2002 and 2001, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2003 and 2002, we determined that $78,000 and $1.7 million, respectively, of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2003, 2002 and 2001 restructuring plans. These assets are no longer being used or will not be used in the future upon completion of the restructuring activities. In addition, in 2003 and 2002 we deemed $232,000 and $909,000, respectively, of leasehold improvements to be impaired due to exiting certain office locations, and the estimated sublease income was not sufficient to recover the assets carrying value. In 2001, we determined that $7.7 million of leasehold improvements and $2.2 million of furniture, fixtures and equipment were impaired as a result of these restructured operating leases. In addition we determined that approximately $169,000 and $1.4 million in 2003 and 2001, respectively, of purchased software was impaired due to our revised product development strategy. Lastly we wrote-off the remaining unamortized goodwill of $4.0 million due to the closure and abandonment of two professional service acquisitions completed in fiscal year 2000.

Accounting for Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. At December 31, 2003 and 2002, we have provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability.

      In addition, we have provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. In the fourth quarter of 2003 we reversed previously accrued taxes of $332,000 for foreign locations due to a change in our estimates of potential amounts due in those locations.

Results of Operations

      The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

Revenues:
Product license	37%	48%	55%
Services	63	52	45

Total revenues	100	100	100
Cost of revenues:
Product license	3	4	4
Services	27	33	34

Total cost of revenues	30	37	38

Gross margin	70	63	62

Operating expenses:
Research and development	25	22	22
Sales and marketing	43	42	67
General and administrative	13	11	17
Restructuring (benefit) charges	(14)	19	54

Total operating expenses	66	94	159

Income (loss) from operations	3	(31)	(98)
Interest and other income, net	2	2	4

Income (loss) before (benefit) provision for income taxes	5	(29)	(94)
(Benefit) provision for income taxes	—	—	17

Net income (loss)	6%	(29)%	(111)%

      The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Year Ended December 31,

	2003	2002	2001

Cost of product license revenues	8%	9%	8%
Gross margin on product license revenues	92	91	92
Cost of services revenues	44	64	75
Gross margin on services revenues	56	36	25

Years ended December 31, 2003, 2002 and 2001

Revenues

      Total revenues decreased 29% to $72.5 million in 2003 from $101.5 million in 2002. The decrease was primarily attributable to a shift in our business focus during 2003 from infrastructure products to application products, particularly in the e-commerce and self service area. As a result, we experienced a decrease in product license revenues and services revenues relating to our infrastructure products business. Further, in 2003 we began developing several new application products that did not generate any revenues in 2003. Our focus going forward is principally on e-commerce and self service applications that are expected to generate revenues beginning in 2004. Revenues generated from international customers decreased to $25.3 million, or

35% of total revenues, in 2003, from $30.1 million, or 30% of total revenues, in 2002. We expect total revenues to increase in 2004 as we launch new products and we expect international revenues as a percentage of total revenues to remain at approximately 30-35%.

      Total revenues decreased 28% to $101.5 million in 2002 from $140.3 million in 2001. The decrease was primarily attributable to the slowing economy, uncertainty of the recovery of the global economy, reduced information technology spending among our customer base and the lengthening of the sales cycle. Revenues generated from international customers decreased to $30.1 million, or 30% of total revenues, in 2002 from $47.6 million, or 34% of total revenues, in 2001.

      No individual customer accounted for more than 10% of total revenues in 2003, 2002 or 2001.

Product License Revenues

      Product license revenues decreased 44% to $27.2 million in 2003 from $48.8 million in 2002. The decrease was primarily attributable to a shift in our business focus during 2003 from infrastructure products, to application products particularly in the e-commerce and self service area. As a result, we experienced a decrease in our infrastructure products business. Further, in 2003 we began developing several new application products that did not generate any revenues in 2003. Our focus going forward is principally on e-commerce and self service applications that are expected to generate revenues beginning in 2004. The decline in product license revenues in 2003 as compared to 2002 is attributable to reduced sales volume in terms of both the number and size of transactions with customers. Product license revenues generated from international customers decreased to $11.6 million in 2003 from $15.4 million in 2002. We expect product license revenues to increase slightly in 2004 and to remain about the same as a percentage of total revenues.

      Product license revenues decreased 36% to $48.8 million in 2002 from $76.6 million in 2001. The decrease was primarily attributable to the slowing economy, reduced information technology spending among our customer base and the lengthening of the sales cycle. Product license revenues generated from international customers decreased to $15.4 million in 2002 from $26.4 million in 2001.

      Product license revenues as a percentage of total revenues for 2003, 2002 and 2001 were 37%, 48% and 55%, respectively. We expect this percentage to increase to between 40% and 50% in 2004.

      Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach end users directly. We have approximately 50 active resellers. No single reseller generates a significant amount of our total revenues.

      The table below sets forth product revenues recognized from reseller arrangements for the years ended 2003, 2002 and 2001:

	2003	2002	2001

Reseller revenues	$6,537	$9,154	$7,261
% of product revenues	24%	19%	9%

Services Revenues

      Services revenues decreased 14% to $45.3 million in 2003 from $52.7 million in 2002. The decrease was attributable to decreased services volume associated with decreased software license revenues as well as a reduction in our services capacity as we reduced headcount in professional services. We expect services revenues to be flat to slightly higher in 2004 and to remain about the same as a percentage of total revenues.

      Support and maintenance revenues were 69% of total services revenues in 2003 as compared to 61% in 2002. Support revenues, in absolute dollars, were slightly lower during 2003 due primarily to declining product revenues, partially offset by successful maintenance renewal and reinstatement efforts during 2003. We expect support and maintenance revenues to remain flat in 2004. This is due to increases from new maintenance revenues associated with expected increased 2004 product revenues offset by a portion of existing customers terminating their support coverage.

      Services revenues decreased 17% to $52.7 million in 2002 from $63.7 million in 2001. The decrease was primarily attributable to the slowing economy, reduced information technology spending, declining product revenues and a reduction in our services capacity as we increased our use of system integrators on service engagements. Additionally, as a result of lower product sales, support and maintenance revenues have decreased.

      Support and maintenance revenues were 61% of total service revenues in 2002 as compared to 51% in 2001. However, the increase in absolute dollars from 2001 to 2002 was only $700,000. Support revenues were higher during 2002 due to additional support required by customers migrating to newer versions of ATG products.

      Services revenues as a percentage of total revenues for 2003, 2002 and 2001 were 63%, 52% and 45%, respectively.

Cost of Product License Revenues

      Cost of product license revenues includes salary and related benefits costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in the Company’s products and royalties paid to vendors whose technology is incorporated into our products.

      Cost of product license revenues decreased 50% to $2.1 million in 2003 from $4.3 million in 2002. This decrease was primarily related to lower product revenues and a decline in amortization of $2.3 million related to the BroadVision settlement due to the expiration of amortization as of December 31, 2002. In February 2000, we settled a lawsuit filed by BroadVision in December 1998, which alleged that we were infringing on a patent for a method of conducting electronic commerce. In connection with the settlement agreement, we agreed to pay BroadVision a total of $15.0 million for a perpetual license. Of this amount, we recognized $8.0 million in 1999 in cost of product license revenues as a settlement for historical use of the technology, and we recorded the remaining $7.0 million as a perpetual license to use the patented technology in our products in the future. We amortized this asset over an estimated remaining useful life of three years. As a result, cost of product license revenues includes amortization expense of approximately $2.3 million in each of 2002 and 2001. The estimated useful life of the perpetual license ended on December 31, 2002, and we therefore did not record any cost of product license revenues related to the BroadVision settlement in 2003. The decline in cost of product license revenues was partially offset by an increase in royalty fees of approximately $143,000 payable to original equipment manufacturers and $169,000 to reduce the carrying value of third-party software embedded into one of our products based on expected net future cash flows to be generated from this software. We expect cost of product license revenues to remain flat or decrease slightly in 2004 as compared with 2003.

      In 2003, we recorded a charge in cost of product license of $169,000 to reduce the carrying value of third-party software embedded into one of our products, which is a minor component of our suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. We have discontinued marketing of this software and have ceased future development work specifically related to this third-party software. However, we have not changed our overall product strategy for the purpose for which the software was acquired. We are in discussions with other vendors, but do not expect this change to impact our future product offering.

      Cost of product license revenues decreased 28% to $4.3 million in 2002 from $6.0 million in 2001. This decrease is primarily related to an impairment charge of approximately $1.4 million recorded in 2001 related to purchased software to write the asset down to its net realizable value of zero. The write-down was due to a change in our product development strategy. The software had no alternative future use. The remainder of the decrease in cost of product license revenues was primarily attributable to lower product revenues. For 2002, approximately half of our cost of product license revenues related to the BroadVision settlement that was fully paid as of December 31, 2002.

      For 2003, 2002 and 2001, cost of product license revenues as a percentage of total revenues was 3%, 4% and 4%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 2% and 4% in 2004.

Gross Margin on Product License Revenues

      For 2003, 2002 and 2001, gross margin on product license revenues were 92%, or $25.0 million, 91%, or $44.5 million, and 92%, or $70.7 million. The increase in gross margin percentage from 2002 to 2003 was attributed to the expiration of amortization related to the Broadvision perpetual license, which was fully amortized by the end of 2002. The decrease in gross margin from 2001 to 2002 was related primarily to the impairment charge to write-down purchased software of approximately $1.4 million and lower product revenues.

Cost of Services Revenues

      Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Cost of services revenues will vary significantly from year to year depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors and the level of third-party contractor fees.

      Cost of services revenues decreased 41% to $19.8 million in 2003 from $33.7 million in 2002. The decrease was primarily attributable to a reduction in our professional services workforce as a result of lower product license and services revenues. Approximately 60% of the decrease was attributable to decreased compensation costs due to a reduction in our work force. The remaining 40% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost-containment initiatives.

      Cost of services revenues decreased 29% to $33.7 million in 2002 from $47.8 million in 2001. The decrease was primarily attributable to a reduction in our professional services workforce. Approximately 45% of the decrease was attributable to decreased compensation costs due to a reduction in our workforce. The remaining 55% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost containment initiatives.

      For 2003, 2002 and 2001, cost of services revenues as a percentage of total revenues were 27%, 33% and 34%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be in the 24% to 27% range in 2004.

Gross Margin on Services Revenues

      For 2003, 2002 and 2001, gross margin on services revenues were 56%, or $25.5 million, 36%, or $19.0 million and 25%, or $15.9 million. The increase in gross margin is attributed primarily to the increase in support and maintenance revenue as a percentage of total services revenue, increased utilization rates and a decrease in our professional services workforce and operating expenses.

Research and Development Expenses

      Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

      Research and development expenses decreased 19% to $17.9 million in 2003 from $22.0 million in 2002. The decrease was primarily attributable to reductions in our workforce. Approximately 55% of the decrease is related to workforce-related expenditures. Approximately 10% of the decrease was due to a reduction in the use of third-party contractors. The remaining 35% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost-containment initiatives.

      Research and development expenses decreased 28% to $22.0 million in 2002 from $30.5 million in 2001. The decrease was primarily attributable to reductions in our workforce. Approximately 51% of the decrease is related to decreased salaries and related benefits. Approximately 12% of the decrease was due to a reduction in the use of third party contractors. The remaining 37% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts and cost-containment initiatives.

      For 2003, 2002 and 2001, research and development expenses as a percentage of total revenues were 25%, 22% and 22%, respectively. Due to cost-reduction initiatives we anticipate that research and development expenses will trend lower as a percentage of total revenues and in absolute dollars in 2004.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

      Sales and marketing expenses decreased 28% to $31.2 million in 2003 from $43.1 million in 2002. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction of our sales and marketing group. Approximately 63% of the decrease was related to a decrease in compensation and benefits costs, and 9% of the decrease was related to a reduction in our marketing and promotional expenses. The remaining 28% was due to a decrease in operating expenses as a result of our restructuring efforts and cost-containment initiatives.

      Sales and marketing expenses decreased 54% to $43.1 million in 2002 from $93.4 million in 2001. The decrease is primarily attributable to cost-saving initiatives that resulted from a reduction of our sales and marketing group. Approximately 37% of the decrease was related to a decrease in compensation and benefit costs, and 27% of the decrease was related to a reduction in our marketing and promotional expenses. The remaining 36% was due to a decrease in operating expenses as a result of our restructuring efforts and cost-containment initiatives.

      For 2003, 2002 and 2001, sales and marketing expenses as a percentage of total revenues were 43%, 42% and 67%, respectively. We expect that sales and marketing expenses in 2004 will be in the range of 37% to 40% as a percentage of total revenues. However sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

      General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

      General and administrative expenses decreased 14% to $9.5 million in 2003 from $11.1 million in 2002. Approximately 84% of the decrease was related to a decrease in headcount and related expenses, with the remainder related to a decrease in professional services partially offset by an increase in recruiting, hiring and training. We expect general and administrative expenses to decline as a percent of revenues in 2004.

      General and administrative expenses decreased 54% to $11.1 million in 2002 from $24.1 million in 2001. Approximately 38% of the decrease was related to decreases in compensation and benefit costs, and 12% of the decrease was related to a reduction in our professional fees. Approximately 26% of the decrease was attributed to a decrease in recruiting, hiring, travel, training and direct office expenses while approximately 24% of the decrease was related to a decrease in our provision for doubtful accounts due to favorable collections experience resulting in changes in our estimates of required reserves.

      For 2003, 2002 and 2001, general and administrative expenses as a percentage of total revenues were 13%, 11% and 17%, respectively. Due to cost-reduction initiatives we anticipate that general and administrative expenses will trend lower as a percentage of total revenues and in absolute dollars in 2004.

Restructuring (Benefit) Charges

      As of December 31, 2003, we had an accrued restructuring liability of $18.0 million, of which $10.4 million related to 2001 restructuring charges, $5.9 million related to 2002 restructuring charges, and $1.7 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $8.6 million.

      We believe our restructuring efforts have resulted in a cost structure that aligns us with current market opportunities and reflects changes in our product and geographic focus. We expect to fund the payments for our restructuring accruals by use of our current cash and marketable securities and from resources generated from our future operations. We do not believe that the restructuring actions have impaired our ability to produce competitive products in a timely fashion. All of our restructuring actions were completed by December 31, 2003. We expect the 2003 activities to result in aggregate annual reductions in cost of revenues, sales and marketing, research and development and general and administrative expenses of $4.0 to $5.0 million.

      During the years ended 2003, 2002 and 2001, we recorded net restructuring charges/(benefits) of $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The charges primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits and settling of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88) and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, FAS 88 and SAB 100.

2001 Actions

      Actions taken by us in 2001 included the consolidation and closure of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and the settlement of certain obligations that had no future benefit. In the second quarter of 2001 we recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001 we recorded a restructuring charge of $31.4 million. In connection with these actions, we also recorded an impairment charge in cost of product licenses for purchased software of $1.4 million. Total restructuring charges for 2001 totaled $75.6 million.

      A summary of the charges and subsequent adjustments of the restructuring accruals is as follows (in thousands):

		2001	2001
		Adjustments in	Adjustments		Accrued
		Estimates	in Estimates		Restructuring
		Resulting in	Resulting in	Write-offs and	Balance as of
	2001 Charges	Additional Charges	Credits	Payments	December 31, 2001

Facilities-related costs and impairments	$59,418	$9,700	$(8,200)	$16,208	$44,710
Employee severance, benefits and related costs	7,938	—	—	6,748	1,190
Asset impairments	4,205	—	—	4,205	—
Exchangeable share settlement	1,263	—	—	1,263	—
Marketing costs	851	—	—	851	—
Legal and accounting	405	—	—	232	173

Total	$74,080	$9,700	$(8,200)	$29,507	$46,073

		2002	2002
	Accrued	Adjustments in	Adjustments		Accrued
	Restructuring	Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in	Write-offs and	Balance as of
	December 31, 2001	Additional Charges	Credits	Payments	December 31, 2002

Facilities-related costs and impairments	$44,710	$2,207	$(853)	$9,016	$37,048
Employee severance, benefits and related costs	1,190	—	—	920	270
Marketing costs	—	—	(536)	—	(536)
Legal and accounting	173	—	—	173	—

Total	$46,073	$2,207	$(1,389)	$10,109	$36,782

		2003	2003
	Accrued	Adjustments in	Adjustments		Accrued
	Restructuring	Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in	Write-offs and	Balance as of
	December 31, 2002	Additional Charges	Credits	Payments	December 31, 2003

Facilities-related costs and impairments	$37,048	$2,769	$(11,466)	$18,143	$10,208
Employee severance, benefits and related costs	270	229	—	270	229
Marketing Costs	(536)	—	—	(536)	—

Total	$36,782	$2,998	$(11,466)	$17,877	$10,437

Facilities-Related Costs and Impairments

      During 2001, we recorded facility-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprise excess rental space for offices worldwide, net of estimates for vacancy periods and sublease income based on then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to the excess office facilities. The estimated sublease income was $25.9 million based on rental rates ranging from $18 to $40 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 10 to 15 months. During the fourth quarter of 2001, we recorded an adjustment to increase the facility-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. The sublease income was adjusted by decreasing anticipated sublease rates from the range of $18 to $40 to the range of $18 to $35 per square foot and extending the initial vacancy periods by approximately 9 months. In addition, we reduced our lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which is being paid ratably over 4.5 years.

      During 2002, we recorded an adjustment to increase the facilities-related portion of the 2001 charge by an additional $2.2 million for changes to sublease and vacancy assumptions due to the continued weakening in the real estate market. The sublease income was adjusted by decreasing two anticipated sublease rates to $18 from $25 per square foot and extending the initial vacancy periods by 7 months. These changes resulted in an estimated reduction of sublease income of $2.2 million. In addition, during 2002, we executed sublease agreements for two locations and recorded a reduction to our lease accruals of $853,000 due to favorable sublease terms compared to our original estimates.

      During 2003, we settled $51.1 million of future lease obligations and related operating expenses for five leases for aggregate payments of $17.1 million, resulting in an aggregate reduction to our lease accruals relating to our 2001 restructuring activities of $11.5 million, net of sublease and vacancy assumptions. We also recorded an additional charge of $2.8 million for facilities-related costs, comprising $2.3 million for updated management assumptions of probable settlement outcomes based on the then-current negotiations and $450,000 for updated sublease assumptions based on current real estate market conditions extending the vacancy period to 33 months from 12 months.

      The leaseholds improvements, which will continue to be in use, related to the facilities we vacated and are subleasing or attempting to sublease, were written down to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations is not and will not be sufficient to recover the carrying value of the assets. Furniture and fixtures were written down to their fair value based on the expected discounted cash flows they will generate over their remaining economic life. Because these assets ceased being used as of the end of the period in which the write-downs were recorded, the fair value of these assets was estimated to be zero. The assets were abandoned and disposed of at the time of the charge.

Employee Severance, Benefits and Related Costs and Exchangeable Shares

      As part of the 2001 restructuring actions, we recorded charges of $7.9 million for the employee severance cost component. We terminated the employment of 530 employees, or 46% of our workforce, none of whom remained employed as of June 30, 2002. Approximately 249 of these employees were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. In addition, we settled 11,762 exchangeable shares with a certain employee, who was terminated in connection with the restructuring action and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, we recorded additional charges of $229,000 for severance related to a specific employee terminated as part of the 2001 restructuring action.

Asset Impairments

      The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquisitions completed in 2000. We closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, we recorded an impairment charge of approximately $1.4 million in cost of product license revenues in the accompanying Consolidated Statements of Operations related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future utility to us.

Marketing Costs and Legal and Accounting

      We recorded charges of $851,000 to write-off certain prepaid costs for future marketing services to their fair value of zero due to changes in our product development strategy. As a result, the prepaid marketing cost had no future utility to us. During 2002, we unexpectedly were able to recoup $536,000 and record a credit for the amount received. During 2001, we also recorded $405,000 for legal and accounting services incurred in connection with the 2001 restructuring action.

      The 2001 actions were substantially completed by February 28, 2002.

2002 Actions

      Actions taken by us in 2002 included the consolidation and closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets. In the fourth quarter of 2002, we recorded a restructuring charge $18.2 million.

      A summary of the charges and subsequent adjustments of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

			Accrued
			Restructuring
		Write-offs and	Balance as of
	2002 Charges	Payments	December 31, 2002

Facilities-related costs and impairments	$14,634	$2,613	$12,021
Employee severance, benefits and related costs	3,553	—	3,553

Total	$18,187	$2,613	$15,574

		2003	2003
	Accrued	Adjustments in	Adjustments		Accrued
	Restructuring	Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in	Write-offs and	Balance as of
	December 31, 2002	Additional Charges	Credits	Payments	December 31, 2003

Facilities-related costs and impairments	$12,021	$4,094	$(7,235)	$2,993	$5,887
Employee severance, benefits and related costs	3,553	327	(86)	3,794	$—

Total	$15,574	$4,421	$(7,321)	$6,787	$5,887

Facilities-Related Costs and Impairments

      During 2002, we recorded facilities-related charges of $14.6 million. These charges included $12.0 million for operating lease obligations, net of assumptions for vacancy periods and sublease income based on then-current real estate market data, for office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included the write-off of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1,158,000. The lease charge was for office space we vacated and intend to sublease. The estimated sublease income was $4.8 million and was based on rental rates ranging from $23 to $35 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 12 to 21 months.

      During 2003, we recorded an adjustment of $1.9 million primarily to increase our lease obligation accrual at two locations for changes in the assumptions of the vacancy period and sublease income. The sublease income was adjusted by decreasing anticipated sublease rates to $18 from $23 per square foot for one facility and from $35 to $30 per square foot at the other location. We also extended the initial vacancy periods from 12 to 21 months to 24 to 42 months.. These changes resulted in an estimated reduction of sublease income of $1.8 million. In addition, principally due to a favorable lease settlement relating to our 2002 restructuring activities, we reduced our lease obligations by $7.2 million. The settlement resulted in us terminating $10.9 million of future lease obligations and related operating expenses for an aggregate payment of $3.3 million, which was paid in January, 2004. As a result of this transaction, we recorded prepaid rent of $2.2 million increasing the accrual adjustments to $4.1 million.

      As a result of this action and the actions taken in 2001, we wrote-off certain computer equipment and software, aggregating $1,158,000, and furniture and fixtures, aggregating $507,000, which were no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, we wrote-off leasehold improvements, which will continue to be in use, related to the facilities we are attempting to sublease to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.

Employee Severance, Benefits and Related Costs

      As part of the 2002 restructuring action, we recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of our workforce, none of whom remained employed at June 30, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. We accrued employee benefits pursuant to ongoing benefits plans and statutory minimum requirements in foreign locations. We began the termination process on January 6, 2003 and all employees had been terminated by June 30, 2003. During the second quarter of 2003, we recorded an adjustment to increase the severance accrual by $327,000 based on final severance settlements with certain employees at our foreign locations. During the fourth quarter of 2003, we reduced certain severance accruals by $86,000, primarily at our foreign locations, primarily as a result of amounts being settled below the recorded amounts due to the impact of movements in foreign currency.

2003 Actions

      As a result of several reorganization decisions, we undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by us included the closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets.

      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

			2003
		Three	Adjustments	2003
	Three Months	Months	in Estimates	Adjustments
	Ended	Ended	Resulting in	in Estimates
	June 30,	September 30,	Additional	Resulting in	Write-offs and	Balance at
	2003	2003	Charges	Credits	Payments	December 31, 2003

Facilities-related costs and impairments	$1,071	$393	425	—	$275	$1,614
Employee severance, benefits and related costs	927	309	69	(84)	1,160	61

Total	$1,998	$702	$494	$(84)	$1,435	$1,675

Second Quarter 2003 Action

      During the second quarter of 2003, we recorded a restructuring charge of $2.0 million. We also recorded an impairment charge in cost of product license revenues of $169,000 related to certain purchased software.

Facilities-Related Costs and Impairments

      During the second quarter of 2003, we recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value and $61,000 for various office equipment leases. The lease charge was for office space we vacated and intend to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter, as a result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with FAS 146, we recorded the present value of the net lease obligation.

      As a result of a reduction of employees and closure of an office location, we wrote-down computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used by June 30, 2003 and were disposed of by September 30, 2003. In addition, we wrote off leasehold improvements, which continue to be in use, related to the facility we are attempting to sublease, to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

Employee Severance, Benefits and Related Costs

      As part of the second quarter 2003 restructuring action, we recorded a charge of $927,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 32 employees, or 7.4% of our workforce, consisting of 11 employees from sales and marketing, 3 from services, 3 from general and administrative and 15 from research and development. We accrued employee benefits pursuant to our ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of June 30, 2003. The termination process was completed during the fourth quarter of 2003. During the third quarter of 2003, we accrued an additional $69,000 for employees at our foreign locations based on management’s best estimate of the final payments for severance. During the fourth quarter of 2003, we reduced certain severance accruals by $84,000 at our international locations as a result of final settlements.

Third quarter 2003 Action

      During the third quarter of 2003, we recorded a restructuring charge of approximately $771,000.

Facilities-Related Costs and Impairments

      We recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space we vacated and intend to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 and based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, we determined that it is unlikely we will sublet this space before the lease expires resulting in an additional charge of $198,000. In accordance with FAS 146, we have recorded the present value of the net lease obligation.

      As a result of a reduction of employees and the closure of one office location, we wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used prior to September 30, 2003. In addition, we wrote-down leasehold improvements to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

Employee Severance, Benefits and Related Costs

      We recorded a charge of $309,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 16 employees, or 4.3% of our workforce, consisting of 7 employees from sales and marketing, 4 from services and 5 from research and development. We accrued employee benefits pursuant to our ongoing benefit plans. All employees were notified of their termination as of September 30, 2003, and the termination process was completed during the fourth quarter.

Lease Obligations Accrued as part of the 2001, 2002 and 2003 restructuring activities:

	2004	2005	2006	2007	2008	2009

	(In millions)
Assumed net cash requirements	$8.7	$4.5	$2.6	$0.9	$0.8	$0.2
Assumed sublease income	$0.0	$0.0	$0.2	$0.3	$0.2	$0.1

      Rental rates vary from $15.00 per square foot to $30.00 per square foot depending upon local market rates. Remaining vacancy periods as of December 31, 2003 vary from 18 months to 33 months depending upon rentable square feet in the local market and recent vacancy histories.

      Rental assumptions or sublease start dates may vary considerably from the above assumptions, which could cause us to take an additional charge. If the estimated sublease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $138,000 in our statement of operations for restructuring and other related charges. In addition, we have a history of settling lease obligations favorably as compared with the amounts we have accrued, which could result in a benefit.

Interest and Other Income, Net

      Interest and other income, net decreased 34% to $1.5 million in 2003 from $2.3 million in 2002. The decrease was primarily due to a decrease in our average cash and marketable securities balances in 2003 as compared to 2002, coupled with lower earned interest rates. Included in interest and other income, net in 2003 were gains of $785,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries. Foreign currency related gains in 2003 decreased $165,000 from $950,000 in 2002.

      Interest and other income, net decreased 54% to $2.3 million in 2002 from $5.0 million in 2001. The decrease was primarily due to a decrease in our average cash and marketable securities balances in 2002 as compared to 2001, coupled with lower earned interest rates. Offsetting the decrease in interest income in 2002 were gains of $950,000 from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of various subsidiaries. Foreign currency related gains in 2002 increased $892,000 from $58,000 in 2001.

Provision for Income Taxes

      As a result of net operating losses incurred in 2003, 2002 and 2001, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance. The provision in 2001 includes a $54.9 million charge recorded in the fourth quarter to reverse income tax benefits recognized in the first three quarters of 2001 and to establish a valuation allowance against our net deferred tax assets due to a change in our assessment of the realizability of these assets. In the fourth quarter of 2003 we reversed previously accrued taxes of $332,000 for foreign locations due to a change in our estimates of potential amounts due in those locations. In addition, we accrued $77,000 for estimated current period foreign taxes.

Liquidity and Capital Resources

      Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, commercial credit facilities and capital leases. For the past three years, we also funded our cash requirements in part from operations. At February 29, 2004, we had $16.5 million in cash and cash equivalents and $15.1 million in marketable securities.

      Cash used in operating activities was $25.8 million in 2003. This consisted primarily of net income of $4.2 million, depreciation and amortization of $3.9 million, non-cash restructuring charges of $1.1 million, and a decrease in accounts receivable of $9.9 million, offset by a decrease in accrued restructuring of $34.4 million, accrued expenses of $5.9 million, accounts payable of $1.4 million and an increase in deferred rent of $3.8 million related to lease settlements.

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

      Our investing activities for 2003 consisted primarily of capital expenditures of $1.0 million and net proceeds from maturities of marketable securities of $13.1 million. Our investing activities for 2002 consisted primarily of capital expenditures of $945,000, net purchases of marketable securities of $8.7 million offset by a reduction in restricted cash of $16.8 million, and a reduction in other assets of $3.1 million. Assets acquired in both 2003 and 2002 consisted principally of leasehold improvements, computer hardware and software. We expect that capital expenditures will total approximately $2.0 million over the next twelve months.

      Net cash provided by financing activities was $1.8 million in 2003, consisting of proceeds from stock option exercises and our employee stock purchase plan. Net cash provided by financing activities was $933,000 in 2002, principally representing proceeds from stock option exercises and the employee stock purchase plan, offset in part by payments on long-term obligations to BroadVision. Additionally, $1.1 million was received in the Tudor settlement, related to preferred stock litigation that was settled in May 2002.

Accounts Receivable and Days Sales Outstanding

      Our accounts receivable balance and days sales outstanding, or DSO, as of December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

	(In thousands (except DSO data))
DSO	77	91	79
Revenue	72,492	101,493	140,338
Accounts Receivable	15,364	25,221	30,532

      We note that our DSO has generally improved or trended lower over the last 3 years due to improved internal processes and economic changes in our customer base, both as discussed below. The increase for December, 2002 was due to a large payment that was due in the fourth quarter of 2002 not being received until January 2003.

      Beginning in January 2002, we reorganized our collections process globally with centralized management in the United States. Three employees were added to the collections function principally to focus on collections. In addition, bi-weekly global collections and credit evaluation meetings were implemented by management. Finally, our customer base has grown stronger in overall quality because much of our customer base prior to 2002 included smaller, early-stage companies, while in 2002 and 2003 our overall customer base includes a greater percentage of larger, well-established companies.

      Effective June 13, 2002, we entered into a $15.0 million revolving line of credit with Silicon Valley Bank, or the Bank, which provided for borrowings of up to the lesser of $15.0 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate. Effective December 24, 2002 the revolving line of credit increased to $20.0 million. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability.

      Effective November 25, 2003, we modified our existing working capital facility with the Bank. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates we maintain $25.0 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed; $3.5 million for the fourth quarter of 2003, $3.0 million for the first quarter of 2004, $2.0 million for the second and third quarters of 2004, and $1.0 million for the fourth quarter of 2004. We are required to maintain $25.0 million in unrestricted cash at the Bank. In the event our cash balances at the Bank fall below $25.0 million, we will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2003, we were in compliance with all related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or we default on any of its provisions, the Bank’s significant remedies include (1) declaring all obligations immediately due and payable; (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires or is not extended, the Bank will require outstanding Letters of Credit, or LC’s, at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on November 25, 2004.

      While there were no outstanding borrowings under the facility at December 31, 2003, we have LC’s totaling $12.0 million, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under our facility leases pursuant to lease expiring from August, 2004 through August, 2009. The line of credit bears interest at the Bank’s prime rate, which was 4.00% at December 31, 2003. As of December 31, 2003, approximately $8.0 million was available under the facility.

      We lease our facilities and a small amount of equipment under operating leases that expire between 2004 and 2009. The aggregate minimum annual payments under these leases is $23.5 million, which includes approximately $7.3 million payable in 2004. Of the $23.5 million, $15.2 million is for leases that are included in restructuring. In accrued restructuring at December 31, 2003, the $15.2 million was reduced to $12.7 million after taking into consideration estimated operating costs, estimated sublease income, contracted sublease income, and vacancy periods. Of the $23.5 million in lease payments, $22.9 million is for facility leases and $0.6 million is for equipment leases. For additional information relating to our commercial and contractual commitments, see Notes 7 and 11 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

      At December 31, 2003, our contractual cash obligations, which consist solely of operating leases, were as follows (in thousands):

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Lease Commitments	$23,523	$7,337	$11,580	$4,145	$461

      In addition to these lease commitments, at December 31, 2003, we had commitments to pay $4.5 million related to negotiated real estate lease settlements, primarily for the Cambridge, Massachusetts location. Of that total, $4.2 million has been paid in 2004 and a final payment of $300,000 is scheduled to be made on April 1, 2004. We believe that there will not be any material real estate lease settlements beyond those completed to date. As such, we believe that our balance of $42.4 million in cash and cash equivalents and marketable securities at December 31, 2003, along with other working capital and cash generated by our operations will allow us to meet our liquidity needs over the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company is not aware of any guarantees that require disclosure as of December 31, 2003 or 2002.

      In November 2002, the FASB Emerging Issue Task Force, or EITF, reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance for determining whether an arrangement involving multiple elements contains more than one unit of accounting. EITF 00-21 does not, however, apply to elements that are subject to other accounting literature that provides guidance on whether and/or how to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting, including software licensing arrangements and related services agreements subject to SOP 97-2. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, or FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not to be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, if certain criteria are met. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 as it relates to variable interest entities created before February 1, 2003 is not expected to have a material effect on our financial condition or results of operations.

      In April 2003, the FASB released FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the accounting for derivatives, amending the previously issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS 149 did not have a material impact on our financial position or results of operations.

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

      In August 2003, the EITF reached a consensus on Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on our consolidated financial results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We maintain an investment portfolio consisting mainly of investment grade money market funds and corporate and government obligations with a weighted average maturity of less than one year. Marketable securities are classified as “held-to-maturity” and are recorded on the balance sheet at amortized cost, which approximates fair market value. These securities are subject to interest rate risk; however, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity.

      The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Relative to foreign currency exposures existing at December 31, 2003, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. At December 31, 2003, we did not hold any foreign currency derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF ERNST YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Art Technology Group, Inc.

      We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Art Technology Group, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 22, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments and disclosures described in Note 1.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1(s), effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed above, the consolidated financial statements of Art Technology Group, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1(u), these consolidated financial statements have been revised to reflect restricted cash in the cash flow statement for the year ended December 31, 2001, and the statement of operations for the year ended December 31, 2001 has been revised to (a) conform to the 2003 and 2002 presentation of reclassifying reimbursed expenses in revenue and cost of services revenues in accordance with Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, (b) include stock-based compensation expense, previously reported as a separate line item in the statement of operations, in cost of services revenues, research and development expenses, sales and marketing expenses and general and administrative expenses, and (c) reclassify an impairment charge for purchased software, previously recorded in restructuring (benefit) charges, in cost of product license revenues. We audited the reclassifications that were applied to revise the statement of cash flows and the statement of operations for the year ended December 31, 2001. Our procedures included (a) agreeing the adjusted amounts for restricted cash, revenue, cost of services revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, restructuring (benefit) charges and cost of product license revenues to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy in computing the restated consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. Further, as described in Note 1(s), these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1(s) with respect to 2001 included (a) agreeing the previously reported net loss in 2001 to the previously issued financial statements and the adjustments to reported net loss in 2001 representing amortization expense (including any tax effects)

recognized in that period related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss in 2001 to reported net loss in 2001, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 1(s) are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

January 26, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JANUARY 22, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK REMEDIES AGAINST ANDERSEN MAY BE IMPAIRED.

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

/S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 22, 2002

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share information)

	December 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$32,703	$45,829
Marketable securities	9,650	22,729
Accounts receivable, net of reserves of $799 ($1,941 in 2002)	15,364	25,221
Prepaid expenses and other current assets	1,180	2,489

Total current assets	58,897	96,268
Property and equipment, net	3,751	6,998
Other assets	4,712	1,569

	$67,360	$104,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,146	$2,563
Accrued expenses	12,363	18,219
Deferred revenue	14,915	15,674
Accrued restructuring, short-term	9,427	19,819

Total current liabilities	37,851	56,275
Accrued restructuring, less current portion	8,572	32,537
Commitments and contingencies (Notes 3 and 7) Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized — 10,000,000 shares Issued and outstanding — no shares	—	—
Common stock, $0.01 par value Authorized — 200,000,000 shares Issued and outstanding — 72,936,165 shares and 70,941,478 shares at December 31, 2003 and 2002, respectively	729	709
Additional paid-in capital	218,927	217,288
Deferred compensation	(11)	(394)
Accumulated deficit	(195,691)	(199,869)
Accumulated other comprehensive loss	(3,017)	(1,711)

Total Stockholders’ Equity	20,937	16,023

	$67,360	$104,835

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share information)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Product license	$27,159	$48,796	$76,631
Services	45,333	52,697	63,707

Total revenues	72,492	101,493	140,338

Cost of Revenues:
Product license	2,118	4,278	5,981
Services	19,808	33,745	47,827

Total cost of revenues	21,926	38,023	53,808

Gross profit	50,566	63,470	86,530

Operating Expenses:
Research and development	17,928	22,046	30,518
Sales and marketing	31,174	43,122	93,437
General and administrative	9,538	11,087	24,116
Restructuring (benefit) charges	(10,476)	19,005	75,580

Total operating expenses	48,164	95,260	223,651

Income (loss) from operations	2,402	(31,790)	(137,121)
Interest and other income, net	1,521	2,300	4,967

Income (loss) before (benefit) provision for income taxes	3,923	(29,490)	(132,154)
(Benefit) provision for income taxes	(255)	—	23,851

Net income (loss)	$4,178	$(29,490)	$(156,005)

Basic net income (loss) per share	$0.06	$(0.42)	$(2.27)

Diluted net income (loss) per share	$0.06	$(0.42)	$(2.27)

Basic weighted average common shares outstanding	71,798	69,921	68,603

Diluted weighted average common shares outstanding	73,768	69,921	68,603

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per-share information)

	Common Stock					Accumulated
			Additional			Other	Total	Comprehensive
	Number	Par	Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’	Income
	of Shares	Value	Capital	Compensation	Deficit	Loss	Equity	(Loss)

Balance, December 31, 2000	67,894,357	$679	$209,338	$(3,670)	$(14,374)	—	$191,973
Exercise of stock options	937,220	9	1,162	—	—	—	1,171
Issuance of common stock in connection with employee stock purchase plan	131,708	1	1,534	—	—	—	1,535
Shares and options issued in connection with the acquisition of Toronto Technology Group, Inc	18,745	—	2,132	—	—	—	2,132
Settlement of exchangeable shares	—	—	1,263	—	—	—	1,263
Amortization of deferred compensation	—	—	—	1,280	—	—	1,280
Reversal of deferred compensation	—	—	(832)	832	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	(156,005)	—	(156,005)	$(156,005)
Foreign currency translation adjustments	—	—	—	—	—	$(440)	(440)	(440)

Comprehensive loss	—	—	—	—	—	—	—	$(156,445)

Balance, December 31, 2001	68,982,030	689	214,597	(1,558)	(170,379)	(440)	42,909
Exercise of stock options	343,006	3	109	—	—	—	112
Issuance of common stock in connection with employee stock purchase plan	1,616,442	17	1,754	—	—	—	1,771
Tudor Settlement (Note 12)	—	—	1,050	—	—	—	1,050
Amortization of deferred compensation	—	—	—	942	—	—	942
Reversal of deferred compensation	—	—	(222)	222	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	(29,490)	—	(29,490)	$(29,490)
Foreign currency translation adjustments	—	—	—	—	—	(1,271)	(1,271)	(1,271)

Comprehensive loss	—	—	—	—	—	—	—	$(30,761)

Balance, December 31, 2002	70,941,478	709	217,288	(394)	(199,869)	(1,711)	16,023
Exercise of stock options	786,020	8	744	—	—	—	752
Issuance of common stock in connection with employee stock purchase plan	1,208,667	12	1,083	—	—	—	1,095
Amortization of deferred compensation	—	—	—	136	—	—	136
Reversal of deferred compensation	—	—	(188)	247	—	(70)	(11)
Comprehensive Loss:
Net income (loss)	—	—	—	—	4,178	—	4,178	$4,178
Foreign currency translation adjustments	—	—	—	—	—	(1,236)	(1,236)	(1,236)

Comprehensive loss	—	—	—	—	—	—	—	$(2,942)

Balance, December 31, 2003	72,936,165	$729	$218,927	$(11)	$(195,691)	$(3,017)	$20,937

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$4,178	$(29,490)	$(156,005)
Adjustments to reconcile net income (loss) to net used in operating activities —
Stock-based compensation	136	942	1,280
Depreciation and amortization	3,897	7,147	9,414
Non-cash restructuring charge	1,144	2,613	16,733
Loss on disposal of fixed assets, net	121	198	801
Changes in operating assets and liabilities —
Accounts receivable, net	9,857	5,311	21,907
Unbilled services	—	269	998
Prepaid expenses and other current assets	1,140	3,057	(1,318)
Deferred tax assets	—	—	23,851
Deferred rent	(3,772)	—	—
Accounts payable	(1,417)	(1,597)	(7,417)
Accrued expenses	(5,856)	(6,499)	(2,358)
Deferred revenue	(759)	(1,954)	(5,136)
Accrued restructuring	(34,446)	6,779	42,689

Net cash used in operating activities	(25,777)	(13,224)	(54,561)
Cash Flows from Investing Activities:
Proceeds from maturities (purchases) of marketable securities, net	13,079	(8,672)	76,895
Restricted cash	—	16,757	(16,757)
Purchases of property and equipment	(993)	(945)	(12,616)
Proceeds from sales of equipment	91	—	—
(Increase) decrease in other assets	98	3,094	2,789

Net cash provided by investing activities	12,275	10,234	50,311
Cash Flows from Financing Activities:
Tudor settlement	—	1,050	—
Proceeds from exercise of stock options	752	112	1,171
Proceeds from employee stock purchase plan	1,095	1,771	1,535
Payments on long-term obligations	—	(2,000)	(2,000)

Net cash provided by financing activities	1,847	933	706
Effects of Foreign Exchange Rate Changes On Cash and Cash Equivalents	(1,471)	(1,607)	(218)

Net Decrease in Cash and Cash Equivalents	(13,126)	(3,664)	(3,762)
Cash and Cash Equivalents, Beginning of Period	45,829	49,493	53,255

Cash and Cash Equivalents, End of Period	$32,703	$45,829	$49,493

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$—	$135

Cash paid during the period for income taxes	$140	$447	$330

Supplemental Disclosure of Noncash Investing and Financing Activities:
Reversal of deferred compensation	$247	$222	$832

Reversal of provision for income taxes	$332	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, Business and Summary of Significant Accounting Policies

      Art Technology Group, Inc. (ATG or the Company) develops and markets software that enables consumer, retail and financial services companies to dynamically market, sell and provide services to their customers online. The Company offers proven, flexible online marketing, sales and self-service software applications for consumer facing e-commerce sites. ATG also offers its clients related professional services including support, education and implementation services.

      The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.

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

     (c) Revenue Recognition

      ATG recognizes product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers which govern the terms and conditions of its software license, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition (SOP 97-2) and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9).

      ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection.

      Revenues from professional service arrangements are recognized on either a time-and-materials, proportional performance method or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. From time to time the Company enters into fixed price service arrangements. In those circumstances in which services are essential to the functionality of the software, the Company applies the percentage-of-completion method, and in those situations when only professional services are provided, the Company applies the proportional performance method. Both of these methods require that the Company track the effort expended and the effort expected to complete a project. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily consists of advance payments related to support and maintenance and service agreements.

     (d) Cost of Product License Revenues

      Cost of product license revenues includes salary and related benefits costs of fulfillment, external shipping costs, and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in the Company’s products and royalties paid to vendors whose technology is incorporated into the Company’s products.

     (e) Cost of Services Revenues

      Cost of services revenues includes salary and related benefits costs and other costs for the Company’s professional services and technical support staff, as well as third-party contractor expenses.

     (f) Net Income (Loss) Per Share

      Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(In thousands, except
	per share amounts)
Net income (loss)	$4,178	$(29,490)	$(156,005)

Weighted average common shares outstanding used in computing basic net income (loss) per share	71,798	69,921	68,603
Weighted average common equivalent shares outstanding:
Employee common stock options	1,970	—	—

Total weighted average common and common equivalent shares outstanding used in computing diluted net income (loss) per share	73,768	69,921	68,603

Basic net income (loss) per share	$0.06	$(0.42)	$(2.27)

Diluted net income (loss) per share	$0.06	$(0.42)	$(2.27)

Anti-dilutive common stock equivalents	5,489	11,571	13,038

     (g) Cash, Cash Equivalents and Marketable Securities

      ATG accounts for investments in marketable securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under FAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At December 31, 2003 and 2002, all of ATG’s marketable securities were classified as held-to-maturity and have maturities that are less than one year. The average maturity of ATG’s marketable securities was approximately 3.5 months and 3.6 months at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the difference between the amortized cost and market value of ATG’s marketable securities were gains of approximately $4,000 and $21,000, respectively. There were no realized gains or losses recorded during the years ended December 31, 2003, 2002 or 2001. At December 31, 2003 and 2002, ATG’s cash, cash equivalents and marketable securities consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Cash and cash equivalents —
Cash	$12,536	$39,130
Money market accounts	$20,167	$6,699

Total cash and cash equivalents	$32,703	$45,829

Marketable securities —
U.S. Treasury and U.S. Government Agency securities	$1,008	$—
Corporate debt securities	$8,642	$22,729

Total marketable securities	$9,650	$22,729

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (h) Other Assets

      Included in Other Assets is deferred rent expense related to two lease settlements reached with landlords during 2003. These settlement agreements involved both reaching a settlement on abandoned space and renegotiating a reduction in the rate for continuing operating space. In these cases, a portion of the settlement payment was accounted for as prepaid rent expense. The prepaid rent will be amortized over the remaining lease term, which will have the effect of maintaining the effective rent expense per square foot on the existing operating space equal to the effective rent expense per square foot per the original lease (See Note 10).

     (i) Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG provides for depreciation and amortization using the straight-line method.

      Property and equipment at December 31, 2003 and 2002, consisted of the following:

		December 31,
	Estimated
Asset Classification	Useful Life	2003	2002

		(In thousands)
Computer equipment	3 years	$10,154	$12,231
Leasehold improvements	Lesser of useful life or life of lease	4,407	5,124
Furniture and fixtures	5 years	2,687	3,656
Computer software	3 years	4,207	3,893

		21,455	24,904
Less — accumulated depreciation and amortization		17,704	17,906

		$3,751	$6,998

      Depreciation expense included in the accompanying statements of operations was approximately $3.9 million, $7.1 million and $8.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     (j) Research and Development Expenses for Software Products

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

     (k) Income Taxes

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

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized (see Note 4).

     (l) Stock-Based Compensation

      ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, and follows the disclosure-only alternative under FAS 123, Accounting for Stock Based Compensation (FAS 123) (see Note 5).

      Had compensation expense for ATG’s stock plans been determined consistent with FAS 123, the pro forma net loss per share would have been as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except
	per-share information)
Net income (loss) as reported	$4,178	$(29,490)	$(156,005)
Add: Stock-based employee compensation expense included in reported net income (loss)	136	942	1,280
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(40,184)	(39,913)	(49,978)

Pro forma net loss	$(35,870)	$(68,461)	$(204,703)

Basic and diluted net income (loss) per share —
As reported	$0.06	$(0.42)	$(2.27)
Pro forma	$(0.50)	$(0.98)	$(2.98)

     (m) Comprehensive Income (Loss)

      FAS 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income (loss) comprises net (income) loss and foreign currency translation adjustments.

     (n) Fair Value of Financial Instruments

      Financial instruments mainly consist of cash and cash equivalents, marketable securities and accounts receivable. The carrying amounts of these instruments approximate their fair values.

     (o) Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers through continuing credit evaluations and generally does not require collateral. ATG maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

      As of December 31, 2003 and 2002, no customers accounted for greater than 10% of accounts receivable.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (p) Long-Lived Assets

      In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. The Company has recorded impairment charges as discussed in Note 12.

     (q) Hedging Activities

      A portion of the Company’s revenues, earnings and cash flows are exposed to changes in foreign exchange rates. On September 18, 2002, the Company’s Board of Directors formally approved a foreign currency-hedging program to mitigate the risk of foreign currency fluctuations on earnings and cash flows. Under this program, the Company may at times seek to manage its foreign exchange risk through the use of foreign currency forward-exchange contracts. ATG may use these contracts to offset the potential foreign currency impact to earnings and cash flows from short-term foreign currency assets and liabilities that arise from operations. FAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative contracts and hedging activities be recorded at fair value in the financial statements. Such contracts are marked to market in each reporting period with the resulting change in fair value recognized immediately in Other Income in the Consolidated Statement of Operations as unrealized gains and losses up through their maturity, at which time the gains or losses become realized. These gains and losses offset the changes in fair value of the asset or liability being hedged. Realized gains and losses were not material in 2003, 2002 or 2001. As of December 31, 2003 and 2002, there were no foreign currency-hedging contracts or other option or derivative contracts outstanding.

     (r) Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries are translated in accordance with FAS 52, Foreign Currency Translation (FAS 52). In 2000, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar. Accordingly, all assets and liabilities of the foreign subsidiaries were translated using the exchange rate at the balance sheet date, except for property and equipment, other assets and stockholders’ equity, which were translated at historical rates. Revenues and expenses were translated at average rates during the period. In 2001, the Company determined the functional currency of its foreign subsidiaries was the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Consolidated Statement of Operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to Accumulated other comprehensive loss included in Stockholders’ Equity in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2003, 2002, and 2001, the Company recorded net gains of $785,000, $950,000, and $58,000, respectively, from realized foreign currency transactions gains and the re-measurement of foreign currency denominated assets and liabilities, which are included in Interest and Other Income, Net in the accompanying Consolidated Statements of Operations.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (s) Goodwill

      The Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations (FAS 141) and FAS 142, Goodwill and Other Intangible Assets (FAS 142) in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. FAS 142 requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events which may indicate that an impairment has occurred. Intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible asset obtained is through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with determinable lives will continue to be amortized over their useful lives. The adoption of FAS 141 and FAS 142 effective January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

      During fiscal 2001, the Company determined that the remaining unamortized goodwill of $4.0 million associated with two professional services acquisitions was impaired, and accordingly recorded an impairment charge which was included in the restructuring charge recorded in the fourth quarter of fiscal 2001 (see Note 12). The effect of no longer amortizing goodwill in accordance with FAS 142 for the year ended December 31, 2001 is as follows:

For the Twelve Months
Ended December 31, 2001

(in thousands, except per
share information)
Reported net income (loss)	$(156,005)
Add back: Goodwill amortization (net of taxes)	2,217

Adjusted net income (loss)	$(153,788)

Basic earnings per share:
Reported net income (loss)	$(2.27)
Goodwill amortization	0.03

Adjusted net income (loss)	$(2.24)

Diluted earnings per share:
Reported net income (loss)	$(2.27)
Goodwill amortization	0.03

Adjusted net income (loss)	$(2.24)

     (t) Recent Accounting Pronouncements

      In November 2001, the FASB Emerging Issues Task Force (EITF) issued EITF 01-14, Income Statement Characterization of Reimbursement Received for “Out-of-Pocket” Expenses Incurred, relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company historically had accounted for such reimbursements as a reduction of the cost of revenues. The Company adopted EITF 01-14 effective January 1, 2002. Comparative consolidated financial statements for prior periods have been reclassified to comply with the guidance in EITF 01-14. The impact of the reclassification was to increase revenues by 2% for the year ended December 31, 2002, and 1% for the year ended December 31, 2001.

      In November 2002, EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance for determining whether an arrangement involving multiple

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements contains more than one unit of accounting. EITF 00-21 does not, however, apply to elements that are subject to other accounting literature that provides guidance on whether and/or how to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting, including software licensing arrangements and related services agreements subject to SOP 97-2. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not to be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 as it relates to variable interest entities created before February 1, 2003 did not have a material effect on our financial condition or results of operations.

      In April 2003, the FASB released FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, clarifies the accounting for derivatives, amending the previously issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s financial position or results of operations.

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

      In August 2003, the EITF reached a consensus on Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on the Company’s consolidated financial results.

     (u) Financial Statement Reclassifications

      During 2003 and 2002, ATG made certain reclassifications to the Consolidated Financial Statements and related Notes. In 2003, the Company reclassified stock-based compensation recorded in 2001, which

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously had been reported as a separate line item in the Consolidated Statement of Operations, to cost of revenues, research and development, sales and marketing and general and administrative expenses. The Company also reclassified an impairment charge recorded in restructuring in 2001 for purchased software to cost of product license. In 2002, in accordance with EITF 01-14, the Company reclassified reimbursements received for out-of-pocket expenses as revenue and a reduction of the cost of revenues for the year 2001. Changes in restricted cash have been separately disclosed in the 2001 Consolidated Statements of Cash Flows related to the outstanding letters of credit in favor of various landlords to secure obligations under the Company’s facility leases. In addition, the Company adopted FAS 142, effective January 1, 2001, and has provided the required transitional disclosures in Note 1(s).

(2)	Disclosures About Segments of an Enterprise

      FAS 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. FAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker, as defined under FAS 131, is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

      Revenues from sources outside of the United States were approximately $25.3 million, $30.1 million and $47.6 million in 2003, 2002 and 2001, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and Asia/ Pacific. All of ATG’s product sales for the years ended December 31, 2003, 2002 and 2001, were delivered from its headquarters located in the United States.

      The following table represents the percentage of total revenues by geographic region from customers for 2003, 2002 and 2001:

	Years Ended
	December 31,

	2003	2002	2001

United States	65%	70%	66%
Europe, Middle East and Africa (excluding UK)	17	6	18
United Kingdom (UK)	13	18	10
Asia Pacific	3	3	2
Other	2	3	4

	100%	100%	100%

(3)	Credit Facility

      Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate. Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit is secured by all of the Company’s tangible and

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability.

      Effective November 25, 2003, ATG modified its existing working capital facility with the Bank. The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $25.0 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed: $3.5 million for the fourth quarter of 2003, $3.0 million for the first quarter of 2004, and $2.0 million for the second and third quarters of 2004 and $1.0 million for the fourth quarter of 2004. ATG is required to maintain $25 million in unrestricted cash at the Bank. In the event ATG’s cash balances at the Bank fall below $25 million, ATG will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2003, ATG was in compliance with all related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable; (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding Letters of Credit (LC’s) at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on November 25, 2004.

      While there were no outstanding borrowings under the facility at December 31, 2003, ATG has issued LC’s totaling $12.0 million, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring from August 2004 through August 2009. The line of credit bears interest at the Bank’s prime rate (4.00% at December 31, 2003). As of December 31, 2003, approximately $8.0 million was available under the facility.

(4)	Income Taxes

      Income (loss) before provision for income taxes consists of the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Domestic	$13,539	$(22,197)	$(128,885)
Foreign	(9,616)	(7,293)	(3,269)

Total	$3,923	$(29,490)	$(132,154)

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The (benefit) provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Federal
Current	$—	$—	$—
Deferred	—	—	19,140
State
Current	—	—	53
Deferred	—	—	3,200
Foreign
Current	(255)	—	2,457
Deferred	—	—	(999)

	$(255)	$—	$23,851

      The provision for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,

	2003	2002	2001

Federal tax at statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	11.5	(2.4)	(3.1)
Meals and entertainment	4.3	0.3	1.0
Reversal of previously accrued taxes	(8.5)	—	—
Other	0.8	1.4	2.0

Provision before valuation allowance	43.1	(35.7)	(35.1)

Change in valuation allowance	(49.6)	35.7	53.1

	(6.5)%	—%	18.0%

      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	December 31,

	2003	2002

Cumulative temporary differences:
Restructuring	6,727	20,355
Depreciation & Amortization	1,183	855
Reserves and Accruals	460	1,180
Other	12	741
US Income tax credits	1,037	1,037
Net operating losses	79,200	71,694
Valuation-allowance	(88,619)	(95,862)

	$—	$—

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, ATG had net operating loss carryforwards of approximately $198 million for federal income tax purposes and approximately $18.5 million for non-US income tax purposes. Approximately $90.4 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal and state income tax purposes. Approximately $56.0 million of this amount was tax benefited through additional paid-in capital in 2000. ATG also has available federal tax credit carryforwards of approximately $1.0 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2023. If substantial changes in ATG’s ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. ATG has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on the Company’s ability to utilize these tax credit and operating loss carryforwards.

      As of December 31, 2003, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. The valuation allowance decreased $7.2 million to $88.6 million in 2003 from $95.9 million in 2002 due to the utilization of previously reserved net operating losses.

      As of December 31, 2002, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. In order to record the full valuation allowance against previously recognized tax assets, the Company recorded a realized charge of $23.9 million in 2001.

      The Company has provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. For the year ended December 31, 2003 the Company reversed previously accrued taxes of $332,000 for foreign locations due to a change in our estimates of potential amounts due in those locations.

(5)	Stockholders’ Equity

(a)	Stock Plans

1996 Stock Option Plan

      In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of options to be granted, the time at which options are exercisable, the method of payment and any other terms or conditions of the options. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. On May 14, 2001, the 1996 Plan was amended to increase the total shares of common stock that have been

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserved for options to be granted to 25,600,000. As of December 31, 2003, there are 7,718,846 shares available for future grant under the 1996 Plan.

      Additionally, in May 1999, ATG granted 150,000 options outside ATG’s stock option plans to an executive of ATG. As of December 31, 2003, these options have not been exercised.

     1999 Outside Director Stock Option Plan

      The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. A total of 800,000 shares of common stock have been reserved under the Director Plan.

      Under the terms of the Director Plan, each non-employee director on the effective date of the initial public offering received an option to purchase 10,000 shares of common stock on the effective date of the Company’s initial public offering at the public offering price. As of December 31, 2003, there are 550,000 shares available for future grant under the Director Plan.

      The following table summarizes ATG’s option activity under the Company’s 1996 Plan and Director Plan:

			Weighted
			Average
	Number		Exercise
	of Shares	Exercise Price	Price

	(In thousands except per share data)
Outstanding, December 31, 2000	10,542	$0.06-120.00	$36.42
Granted	8,532	0.07- 40.25	8.81
Exercised	(937)	0.06- 75.56	12.36
Canceled	(5,099)	0.06-120.00	35.47

Outstanding, December 31, 2001	13,038	$0.06-120.00	$21.25
Granted	4,288	0.90- 4.31	2.39
Exercised	(343)	0.06- 2.13	0.33
Canceled	(5,412)	0.06-120.00	36.16

Outstanding, December 31, 2002	11,571	$.06-120.00	$7.91

Granted	4,807	0.84- 2.82	1.26
Exercised	(786)	0.06- 2.13	0.96
Canceled	(4,212)	0.06-120.00	9.94

Outstanding, December 31, 2003	11,380	$0.06-120.00	$4.56

Exercisable, December 31, 2003	6,018	$0.06-120.00	$6.53

Exercisable, December 31, 2002	5,523	$.06-120.00	$9.78

Exercisable, December 31, 2001	4,370	$.06-120.00	$23.76

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2003:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual Life	Average		Average
Range of	Number of	Outstanding	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

	(In thousands, except per-share information)
$.06-$.07	14	2.9	$0.07	14	$0.07
.25	358	4.3	$0.25	358	$0.25
.70-1.04	3,021	8.8	$0.93	1,024	$0.94
1.05-1.55	2,089	7.5	$1.35	840	$1.32
1.58-2.37	2,255	8.3	$1.97	1,007	$2.13
2.54-3.56	182	7.8	$3.04	77	$3.07
3.90-5.82	2,458	6.2	$4.53	1,806	$4.67
6.19-8.27	40	6.9	$7.80	37	$7.92
9.31-13.41	427	6.5	$10.05	402	$10.00
14.00-20.00	84	6.3	$18.79	69	$18.77
22.94-34.25	74	7.1	$29.43	52	$29.49
34.75-51.69	169	6.1	$47.80	151	$48.05
52.50-78.00	171	6.1	$64.56	151	$63.83
80.56-120.00	38	6.6	$94.63	30	$94.88

	11,380	7.5	$4.56	6,018	$6.53

      Through the fourth quarter of 1998, ATG recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of the Company’s common stock, as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. ATG recorded compensation expense of $136,000, $942,000 and $1,280,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related to these options.

     1999 Employee Stock Purchase Plan

      The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 5,000,000 shares of ATG’s common stock to participating employees. All ATG employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company’s stock are not eligible to participate. During each designated quarterly offering period, each eligible employee may deduct between 1% to 10% of base pay to purchase shares of the Company’s common stock. The purchase price is 85% of the closing market price of ATG’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower.

      During the years ended 2003, 2002 and 2001, 1,208,667, 1,616,442 and 131,708 shares, respectively, were issued under the 1999 Employee Stock Purchase Plan. As of December 31, 2003, there were 1,868,735 shares remaining unissued in the plan.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation

      As permitted under FAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

      Pro forma financial measures regarding net income (loss) and earnings per share is required by FAS 123 for stock-based awards as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions.

	Years Ended
	December 31,

	2003	2002	2001

Risk-free interest rate	2.51%	3.43%	4.43%
Expected dividend yield	—	—	—
Expected life (years)	4	4	4
Expected volatility	117%	125%	135%

      The weighted average grant date fair values per share generated by application of the Black-Scholes option valuation model utilizing the assumptions noted above for the years ended December 31, 2003, 2002 and 2001 were $0.97, $1.97 and $7.40, respectively, resulting in total compensation expense of $5,061,000, $8,549,000 and $62,197,000 for stock-based awards granted in 2003, 2002 and 2001, respectively. Total compensation expense is recognized over the vesting period of the underlying stock options period adjusted for forfeitures. As required under FAS 123, the reported net (loss) income and basic and diluted earnings (loss) per share have been presented to reflect the impact had the Company been required to account for stock-based awards using the fair value method under FAS 123. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. See Note 1(l) for the disclosure of pro forma net loss and net loss per share.

     Adoption of Shareholders’ Rights Plan

      On September 26, 2001, ATG’s Board of Directors adopted a Shareholder Rights Plan (the Shareholder Rights Plan) pursuant to which preferred stock purchase rights were distributed to shareholders as a dividend at the rate of one Right for each share of common stock held of record as of the close of business on October 9, 2001. The Shareholder Rights Plan was adopted to enable the Board of Directors to protect the Company against any takeover attempt that the Board considers not to be in the best interests of shareholders.

      When exercisable, each Right will entitle shareholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $15 per Right. Subject to certain exceptions, the Rights will be exercisable after a person or group (except for certain excluded persons) acquires beneficial ownership of 15% or more of ATG’s outstanding common stock or undertakes a tender or exchange offer which, if consummated, would result in that person or group beneficially owning 15% or more of ATG’s outstanding common stock. The Rights will be redeemable by the Board at any time before a person or group

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquires 15% or more of ATG’s outstanding common stock and under certain other circumstances at a redemption price of $.001 per Right.

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

      On June 1, 2000, ATG completed the acquisition of Petronio Technology Group, a Boston-based provider of educational training and consulting services. ATG acquired Petronio Technology Group for $1,200,000, consisting of an initial payment of $600,000 at the closing and two annual contingent payments of $300,000 each. The acquisition was accounted for under the purchase method of accounting, and the results of operations for Petronio Technology Group were included in ATG’s results from the acquisition date. ATG recorded $600,000 in goodwill that was being amortized over two years. The contingent payments were recognized as compensation expense ratably over the two-year vesting period. For the year ended December 31, 2000, ATG recorded amortization expense of $188,000 and compensation expense of $188,000. For the year ended December 31, 2001, ATG recorded amortization expense of $241,000 and compensation expense of $300,000. Due to the Company’s restructuring of its business operations in 2001, the Company determined the goodwill related to this acquisition was permanently impaired. As a result, the Company wrote off $171,000 of the remaining unamortized goodwill in the fourth quarter of 2001. This amount is included in the Company’s 2001 restructuring charge (see Note 12).

      On July 17, 2000, ATG completed the acquisition of The Toronto Technology Group, Inc., a privately held 30-person consulting and educational services company based in Toronto, Canada, for approximately $12.0 million in cash, options and shares of common stock. The acquisition was accounted for under the purchase method of accounting. Upon the closing of the transaction, ATG paid $5.2 million in cash, issued 19,634 employee stock options and also issued 56,237 exchangeable shares of ATG’s subsidiary Art Technology Group (Canada), Inc. The exchangeable shares were exchangeable for 56,237 shares of ATG’s common stock, subject to a three-year vesting schedule. During 2001, 18,745 shares were exchanged for ATG common shares. The Company recorded approximately $2.1 million in compensation expense ratably from July 18, 2000 to July 17, 2001 related to the exchanged shares. Additionally, the Company settled 11,762 exchangeable shares with a certain employee. Upon settlement, ATG recorded $1.3 million as a component of restructuring expense (see Note 12). This expense included both the cash paid to settle the award and unamortized deferred compensation at the time of settlement. Additionally, the final 25,712 shares were forfeited when the remainder of the employees ceased being employed by the Company. Also, as part of the

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 restructuring charge, ATG incurred charges relating to headcount reductions, excess office space, and the write-off of the remaining goodwill of $3.8 million all relating to the Toronto Technology Group Inc. acquisitions. This charge was included as part of the 2001 restructuring charge (see Note 12).

(7) Commitments and Contingencies

Leases

      ATG has offices, primarily for sales and support personnel, in eight domestic locations as well as four foreign countries. At December 31, 2003, ATG had issued $12.0 million of LC’s under its line of credit in favor of various landlords to secure obligations under its facility leases, which expire from 2004 through 2009.

      The future minimum payments of ATG’s facility leases and certain operating equipment leases as of December 31, 2003, were as follows:

Years Ending December 31,	Operating Leases

(In thousands)
2004	$7,337
2005	6,482
2006	5,098
2007	2,299
2008	1,846
Thereafter	461

Total future minimum lease payments	$23,523

      Of the $23.5 million in future minimum lease payments, $15.2 million was included in the Company’s 2003, 2002 and 2001 restructuring charges. The $15.2 million was reduced to a $12.7 million restructuring charge after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (see Note 12).

      Rent expense included in the accompanying statements of operations was approximately $5,472,000, $9,434,000 and $15,076,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Indemnifications

      The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

      With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2003.

      With respect to real estate lease agreements or settlement agreements with landlords, these indemnifications typically apply to claims asserted against the landlord relating to personal injury and property damage at the leased premises or to certain breaches of the Company’s contractual obligations or representations and

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranties included in the settlement agreements. These indemnification provisions generally survive the termination of the respective agreements, although the provision generally has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces its monetary exposure for landlord indemnifications. The Company has never paid any amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

BroadVision Settlement

      In connection with a settlement of the patent infringement claim by BroadVision Inc. (BroadVision), ATG acquired a perpetual, paid-up license for BroadVision’s patented technology. ATG paid $2.0 million in each of 2002 and 2001, and $11.0 million in 2000. ATG expensed $2.3 million of the settlement as cost of product revenues in the each of 2002 and 2001.

(8)	Employee Benefit Plan

      Effective January 1, 1997, ATG adopted the Art Technology Group 401(k) Plan (the 401(k) Plan). All employees, as defined, are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. ATG may contribute to the 401(k) Plan at its discretion. For the years ended December 31, 2003, 2002 and 2001, ATG made a discretionary contribution to the 401(k) Plan of approximately $0, $1,216,000 and $1,008,000, respectively.

(9)	Accrued Expenses

      Accrued expenses at December 31, 2003 and 2002 consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Payroll and related costs	$3,894	$6,943
Accrued accounts payable	1,190	1,295
Taxes	3,796	4,102
Other	3,483	5,879

	$12,363	$18,219

(10)	Other Assets

      Other assets at December 31, 2003 consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Prepaid rent resulting from lease settlements (see Note 12)	$3,772	$—
Other assets	940	1,569

	$4,712	$1,569

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Valuation and Qualifying Accounts

      The following is a rollforward of ATG’s allowance for doubtful accounts:

		Additions/
	Beginning of	Charges to	Deductions/	Balance at End
	Period	Expense	Write-offs	of Period

	(In thousands)
Year Ended December 31, 2001	$2,655	$4,900	$(4,016)	$3,539

Year Ended December 31, 2002	$3,539	$694	$(2,292)	$1,941

Year Ended December 31, 2003	$1,941	$210	$(1,352)	$799

(12)	Restructuring

      During the years ended 2003, 2002 and 2001, the Company recorded net restructuring charges/ (benefits) of $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The charges primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88) and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, FAS 88 and SAB 100.

2001 Actions

      Actions taken by the Company in 2001 included the consolidation and closure of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, the Company recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, the Company recorded a restructuring charge of $31.4 million. In connection with these actions, the Company also recorded an impairment charge in cost of product licenses for purchased software of $1.4 million. Total restructuring charges for 2001 totaled $75.6 million.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2001	2001
		Adjustments	Adjustments		Accrued
		in Estimates	in Estimates		Restructuring
	2001	Resulting in	Resulting in	Write-offs and	Balance as of
	Charges	Additional Charges	Credits	Payments	December 31, 2001

Facilities-related costs and impairments	$59,418	$9,700	$(8,200)	$16,208	$44,710
Employee severance, benefits and related costs	7,938	—	—	6,748	1,190
Asset impairments	4,205	—	—	4,205	—
Exchangeable share settlement	1,263	—	—	1,263	—
Marketing costs	851	—	—	851	—
Legal and accounting	405	—	—	232	173

Total	$74,080	$9,700	$(8,200)	$29,507	$46,073

		2002	2002
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in	Write-offs and	Balance as of
	December 31, 2001	Additional Charges	Credits	Payments	December 31, 2002

Facilities-related costs and impairments	$44,710	$2,207	$(853)	$9,016	$37,048
Employee severance, benefits and related costs	1,190	—	—	920	270
Marketing costs	—	—	(536)	—	(536)
Legal and accounting	173	—	—	173	—

Total	$46,073	$2,207	$(1,389)	$10,109	$36,782

		2003	2003
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in	Write-offs and	Balance as of
	December 31, 2002	Additional Charges	Credits	Payments	December 31, 2003

Facilities-related costs and impairments	$37,048	$2,769	$(11,466)	$18,143	$10,208
Employee severance, benefits and related costs	270	229	—	270	229
Marketing costs	(536)	—	—	(536)	—

Total	$36,782	$2,998	$(11,466)	$17,877	$10,437

Facilities-Related Costs and Impairments

      During 2001, the Company recorded facility-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprise excess rental space for offices worldwide, net of estimates for vacancy periods and sublease

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to excess office facilities. The estimated sublease income was $25.9 million and based on rental rates ranging from $18 to $40 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 10 to 15 months. During the fourth quarter of 2001, the Company recorded an adjustment to increase the facility-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. The sublease income was adjusted by decreasing anticipated sublease rates from the range of $18 to $40 to the range of $18 to $35 per square foot and extending the initial vacancy periods by approximately 9 months. In addition, the Company reduced its lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which is being paid ratably over 4.5 years.

      During 2002, the Company recorded an adjustment to increase the facilities-related portion of the 2001 charge by an additional $2.2 million for changes to sublease and vacancy assumptions due to the continued weakening in the real estate market. The sublease income was adjusted by decreasing two anticipated sublease rates to $18 from $25 per square foot and extending the initial vacancy periods by 7 months. In addition, during 2002, the Company executed sublease agreements for two locations and recorded a reduction to its lease accruals of $853,000 due to favorable sublease terms compared to the Company’s original estimates.

      During 2003, the Company settled future lease obligations for five leases for aggregate payments of $17.1 million, resulting in an aggregate reduction to its lease accruals relating to its 2001 restructuring of $11.5 million, net of sublease and vacancy assumptions. The Company also recorded an additional charge of $2.8 million for facilities-related costs comprising $2.3 million for updated management assumptions of probable settlement outcomes based on the then-current negotiations and $450,000 for updated sublease assumptions based on current real estate market conditions extending the vacancy period to 33 months form 12 months.

      The leaseholds improvements, which will continue to be in use, related to the facilities the Company vacated and is subleasing or attempting to sublease, were written down to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations are not and will not be sufficient to recover the carrying value of the assets. Furniture and fixtures were written down to their fair value based on the expected discounted cash flows they will generate over their remaining economic life. Because these assets ceased being used as of the end of the period in which the write-downs were recorded, the fair value of these assets was estimated to be zero. The assets were abandoned and disposed of at the time of the charge.

Employee Severance, Benefits and Related Costs and Exchangeable Shares

      As part of the 2001 restructuring actions, the Company recorded charges of $7.9 million for employee severance. The Company terminated the employment of 530 employees, or 46% of the Company’s workforce, of which 249 of these employees were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. No employees remained employed as of June 30, 2002. In addition, the Company settled 11,762 exchangeable shares with a certain employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, the Company recorded additional charges of $229,000 for severance related to a specific employee terminated as part of the 2001 restructuring action.

Asset Impairments

      The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquisitions completed in 2000. The Company had closed these operations and terminated the employees as part of the 2001 restructuring action,

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and as a result, the unamortized goodwill was impaired and had no future value. In addition, the Company recorded an impairment charge of approximately $1.4 million in cost of product license revenues in the accompanying Consolidated Statements of Operations related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to the Company.

Marketing Costs and Legal & Accounting

      The Company recorded charges of $851,000 to write-off certain prepaid costs for future marketing services to their fair value of zero due to changes in the Company’s product development strategy. As a result, the prepaid marketing cost had no future utility to the Company. During 2002, the Company unexpectedly was able to recoup $536,000 and recorded a credit for the amount received. During 2001, the Company also recorded $405,000 for legal and accounting services incurred in connection with the 2001 restructuring action.

      The 2001 actions were substantially completed by February 28, 2002.

2002 Actions

      Actions taken by the Company in 2002 included the consolidation and closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets. In the fourth quarter of 2002, the Company recorded a restructuring charge $18.2 million.

      A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

			Accrued
			Restructuring
			Balance as of
		Write-offs and	December 31,
	2002 Charges	Payments	2002

Facilities-related costs and impairments	$14,634	$2,613	$12,021
Employee severance, benefits and related costs	3,553	—	3,553

Total	$18,187	$2,613	$15,574

	Accrued		2003		Accrued
	Restructuring		Adjustments		Restructuring
	Balance as of	2003	in Estimates		Balance as of
	December 31,	Adjustments	Resulting in	Write-offs and	December 31,
	2002	in Estimates	Credits	Payments	2003

Facilities-related costs and impairments	$12,021	$4,094	$(7,235)	$2,993	$5,887
Employee severance, benefits and related costs	3,553	327	(86)	3,794	$—

Total	$15,574	$4,421	$(7,321)	$6,787	$5,887

Facilities-Related Costs and Impairments

      During 2002, the Company recorded facilities-related charges of $14.6 million, which included $12.0 million for operating lease obligations, net of assumptions for vacancy periods and sublease income based on the then-current real estate market data, related to office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included write-offs of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1,158,000. The lease charge was for office space the

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company vacated and intends to sublease. The estimated sublease income was $4.8 million and based on rental rates ranging from $23 to $35 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 12 to 21 months.

      During 2003, the Company recorded an adjustment of $1.9 million primarily to increase its lease obligation accrual at two locations because of changes in the assumptions of the vacancy period and sublease income. The sublease income was adjusted by decreasing anticipated sublease rates to $18 from $23 per square foot for one facility and from $35 to $30 per square foot at the other location. The Company also extended the initial vacancy periods from 12 to 21 months to 24 to 42 months. These changes resulted in an estimated reduction of sublease income of $1.8 million. In addition, principally due to a favorable lease settlement relating to its 2002 restructuring activities, the Company reduced its lease obligations by $7.2 million. The settlement resulted in the Company terminating a future lease obligation for an aggregate payment of $3.3 million, which was paid in January 2004. As a result of this transaction, the Company recorded prepaid rent of $2.2 million increasing the accrual adjustments to $4.1 million.

      As a result of this action and the actions taken in 2001, the Company wrote-off certain computer equipment and software, aggregating $1,158,000, and furniture and fixtures, aggregating $507,000, which were no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, the Company wrote-off leasehold improvements, which will continue to be in use, related to the facilities it is attempting to sublease to their fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.

     Employee Severance, Benefits and Related Costs

      As part of the 2002 restructuring action, the Company recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of the Company’s workforce, none of whom remained employed at December 31, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. The Company accrued employee benefits pursuant to ongoing benefits plans and statutory minimum requirements in foreign locations. The Company began the termination process on January 6, 2003 and all employees had been terminated by June 30, 2003. During the second quarter of 2003, the Company recorded an adjustment to increase the severance accrual by $327,000 based on final severance settlements with certain employees at its foreign locations. During the fourth quarter of 2003, the Company reduced certain severance accruals by $86,000, primarily at its foreign locations, primarily as a result of amounts being settled at less than the amount recorded due to foreign currency exchange movements.

2003 Actions

      As a result of several reorganization decisions, the Company undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by the Company included the closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets.

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

			2003
	Three	Three	Adjustments	2003
	Months	Months	in Estimates	Adjustments
	Ended	Ended	Resulting in	in Estimates		Balance at
	June 30,	September 30,	Additional	Resulting in	Write-offs and	December 31,
	2003	2003	Charges	Credits	Payments	2003

Facilities-related costs and impairments	$1,071	$393	425	—	$275	$1,614
Employee severance, benefits and related costs	927	309	69	(84)	1,160	61

Total	$1,998	$702	$494	$(84)	$1,435	$1,675

Second Quarter 2003 Action

      During the quarter ended June 30, 2003, the Company recorded a restructuring charge of $2.0 million. The Company also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

     Facilities-Related Costs and Impairments

      During the second quarter of 2003, the Company recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter, as result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with FAS 146, the Company has recorded the present value of the net lease obligation.

      As a result of a reduction of employees and closure of an office location, the Company wrote-off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets were estimated to be zero. These assets ceased being used by June 30, 2003 and were disposed of by September 30, 2003. In addition, the Company wrote off leasehold improvements, which continue to be in use, related to the facility it is attempting to sublease to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

Employee Severance, Benefits and Related Costs

      As part of the second quarter 2003 restructuring action, the Company recorded a charge of $927,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 32 employees, or 7.4% of the Company’s workforce, consisting of 11 employees from sales and marketing, 3 from services, 3 from general and administrative and 15 from research and development. The Company accrued employee benefits pursuant to its ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of June 30, 2003. The termination process was completed during the fourth

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2003. During the third quarter of 2003, the Company accrued an additional $69,000 for employees at its foreign locations based on management’s best estimate of the final payments for severance. During the fourth quarter of 2003, the Company reduced certain severance accruals by $84,000 at its international locations as a result of final settlements.

     Asset Impairments

      The Company recorded a charge in cost of product license revenues of $169,000 to reduce the carrying value of third-party software embedded into one of its products, which is a minor component of our suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. The Company has discontinued marketing of this software and has ceased future development work specifically related to this third-party software. However, the Company has not changed its overall product strategy for the purpose for which the software was acquired. The Company is in the process of partnering with another vendor and do not expect this change in vendor to impact our future product offering.

Third Quarter 2003 Action

      During the third quarter of 2003, the Company recorded a restructuring charge of approximately $771,000.

Facilities-Related Costs and Impairments

      The Company recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 and based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, the Company determined that it is unlikely it will sublet this space before its lease expires resulting in an additional charge of $198,000. In accordance with FAS 146, the Company has recorded the present value of the net lease obligation.

      As a result of a reduction of employees and the closure of one office location, the Company wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used prior to September 30, 2003 and were disposed of by December 31, 2003. In addition, the Company wrote-down leasehold improvements to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

     Employee Severance, Benefits and Related Costs

      The Company recorded a charge of $309,000 for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 16 employees, or 4.3% of the Company’s workforce, consisting of 7 employees from sales and marketing, 4 from services and 5 from research and development. The Company accrued employee benefits pursuant to its ongoing benefit plans. All employees were notified of their termination as of September 30, 2003. The termination process was completed during the fourth quarter of 2003.

      As of December 31, 2003 the Company had an accrued restructuring liability of $18.0 million, of which $10.4 million related to 2001 restructuring charges, $5.9 million relates to 2002 restructuring charges, and

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.7 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $8.6 million.

(13)	Litigation

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

      The Company and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against the Company and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, we filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by a former officer of the Company. While management believes the remaining claim against the Company is without merit, and intends to defend the action vigorously, the litigation is still in the preliminary stage.

      A breach of contract claim was filed in Germany by DIFA Deutsche Immobilien Fonds AG against Art Technology Group GmbH (ATG GmbH), a subsidiary of the Company, on July 18, 2002. The suit alleged that ATG GmbH failed to pay rent on office space leased by the plaintiff and failed to deliver a bank guarantee, thereby breaching its lease obligations to plaintiff. The German court returned a ruling on January 22, 2003 adverse to ATG GmbH and found in favor of the plaintiff in the approximate amount of 1.4 million euros plus 8% interest and the delivery of a security deposit in the form of a bank guarantee in the amount of approximately 675,000 euros. ATG GmbH filed an appeal to the suit on February 6, 2003. On August 18, 2003, ATG and DIFA settled the lawsuit and all remaining lease obligations for 5.75 million euros (approximately $6.4 million on August 18, 2003) plus 16% VAT (approximately $1.0 million on August 18,

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 which we recovered in October 2003) in exchange for dismissal of the lawsuit against ATG GmbH and a complete release from all liability related to the claim.

      The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(14)	Quarterly Results of Operations (Unaudited)

      The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter(1)(2)	Quarter(1)	Quarter(1)

Total revenues	$19,425	$21,306	$16,009	$15,752
Gross profit	13,201	15,555	10,863	10,947
Net income (loss)	(2,754)	6,050	(3,195)	4,077
Net income (loss) per share
Basic	(0.04)	0.08	(0.04)	0.06
Diluted	(0.04)	0.08	(0.04)	0.05

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter(1)

Total revenues	$27,323	$25,152	$24,502	$24,516
Gross profit	17,210	15,128	15,196	15,936
Net loss	(2,849)	(2,750)	(3,057)	(20,834)
Net loss per share
Basic	(0.04)	(0.04)	(0.04)	(0.30)
Diluted	(0.04)	(0.04)	(0.04)	(0.30)

(1)	Restructuring charges (benefits) were taken during these quarters, see Note 12 for complete information.

(2)	The Company has reclassified an impairment charge for purchased software, which previously had been reported in restructuring, to cost of product license revenues.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 1, 2002, we filed a Current Report on Form 8-K reporting a change in our independent accountants from Arthur Andersen LLP to Ernst & Young LLP.

Item 9A.	Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 29, 2004 under the headings “Election of Class III Directors,” “Background Information About Directors Continuing in Office” and “Information About Executive Officers.”

      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://www.atg.com/ under the caption Company/ Legal Information.

      We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information

Item 11.	Information about Executive Compensation

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 29, 2004 under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 29, 2004 under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions

      The information, if any, required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 29, 2004 under the heading “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 29, 2004 under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The following are included in Item 8:

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedule

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

      (a)(3) Exhibits

      The following exhibits are included in Item 14(c)*:

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3	.2(2)	Amended and Restated By-Laws of the Registrant.
4	.1(3)	Rights Agreement between Registrant and Equiserve Trust Company, N.A., as rights Agent.
10	.1(4)	1996 Stock Option Plan of the Registrant, as amended.
10	.2(5)	1999 Outside Director Stock Option Plan of the Registrant, as amended.
10	.3(4)	1999 Employee Stock Purchase Plan of the Registrant.
10.4		Lease between the Registrant and Davenport Building Limited Partnership, as Landlord, dated January, 2004.
10.5		Lease Termination Agreement between the Registrant and Davenport Building Limited Partnership dated January, 2004
10	.6(9)	Lease between the Registrant and Pine Street Investors I, LLC, dated October 6, 1999.
10	.7(9)	First Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated December 30, 1999.

Exhibit
Number		Description

10	.8(9)	Second Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated August 28, 2000.
10	.9(9)	Third Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated December 22, 2000.
10.10		Fourth Amendment to Lease between the Registrant and 100 Pine Street LP, dated July 15, 2001.
10.11		Fifth Amendment to Lease between the Registrant and 100 Pine Street LP, dated March 31, 2003.
10	.12(9)	Lease between the Registrant and DIFA Deutsche Immobilien Fonds AG dated, March 19, 2001.
10.13		Lease Termination Agreement between the Registrant and DIFA Deutsche Immobilen Fonds AG.
10	.14(6)	Nonstatutory Option Agreement between Paul Shorthose and the Registrant dated October 23, 2001.
10	.15(6)	Promissory Note issued by Edward Terino to the Registrant dated November 21, 2001.
10	.16(6)	Letter of Credit Agreement between Silicon Valley Bank and the Registrant noting Amgen Cambridge Real Estate Holdings as beneficiary, dated December 21, 2001.
10	.17(6)	Termination of Lease Agreement between Amgen Cambridge Real Estate Holdings, Inc., and the Registrant dated January 2, 2002.
10	.18(7)	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated June 13, 2002.
10	.19(8)	First Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 30, 2002.
10	.20(8)	Amendment Agreement between the Registrant and Silicon Valley Bank dated October 4, 2002.
10	.21(9)	Edward Terino Executive Change-in-Control Agreement, dated December 1, 2002.
10	.22(9)	Robert Burke offer letter dated December 4, 2002.
10	.23(9)	Securities Account Control Agreement between Registrant and Silicon Valley Bank, dated December 20, 2002.
10	.24(9)	Second Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 20, 2002.
10.25		Fourth Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 2003.
10.26		Amended and Restated Intellectual Property Security Agreement.
21	.00(6)	Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
31.1		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Copies of the exhibits to this annual report on Form 10-K are available to stockholders at the SEC’s Web site at http://www.sec.gov. In addition, stockholders may obtain copies of the exhibits from us, without charge, by writing to Art Technology Group, Inc., 25 First Street, Cambridge, Massachusetts 02141, Attention: Secretary.

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-8 (File No. 333-106058)

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-64698).

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed on October 2, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-78333).

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-8 (File No. 333-106057).

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(9)	Incorporated by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2004.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE

Robert D. Burke
Chief Executive Officer
and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 15, 2004.

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