Form 10-Q
period 2004-03-31
ART TECHNOLOGY GROUP INC
filed 2004-05-10
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of May 7, 2004 there were 73,528,709 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31	December 31
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$22,937	$32,703
Marketable securities	5,321	9,650
Accounts receivable, net of reserves of $727 ($799 in 2003)	15,105	15,364
Prepaid expenses and other current assets	1,922	1,180

Total current assets	45,285	58,897
Property and equipment, net	3,444	3,751
Long term marketable securities	6,928	—
Other assets	4,635	4,712

	$60,292	$67,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,139	$1,146
Accrued expenses	10,948	12,363
Deferred revenue	15,098	14,915
Accrued restructuring, short-term	4,665	9,427

Total current liabilities	32,850	37,851
Accrued restructuring, less current portion	7,855	8,572
Commitments and contingencies (Notes 8 and 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized — 10,000,000 shares
Issued and outstanding — no shares	—	—
Common stock, $0.01 par value
Authorized — 200,000,000 shares
Issued and outstanding — 73,383,847 shares and 72,936,165 shares at March 31, 2004 and December 31, 2003, respectively	734	729
Additional paid-in capital	219,386	218,927
Deferred compensation	—	(11)
Accumulated deficit	(197,478)	(195,691)
Accumulated other comprehensive loss	(3,055)	(3,017)

Total Stockholders’ Equity	19,587	20,937

	$60,292	$67,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product licenses	$6,364	$7,505
Services	10,446	11,920

Total Revenues	16,810	19,425
Cost of Revenues:
Product licenses	399	485
Services	4,785	5,739

Total Cost of Revenues	5,184	6,224

Gross Profit	11,626	13,201
Operating Expenses:
Research and development	4,130	4,873
Sales and marketing	7,341	8,786
General and administrative	1,930	2,657

Total Operating Expenses	13,401	16,316

Loss from Operations	(1,775)	(3,115)
Interest and Other Income (Expense), Net	(47)	361

Net loss before provision for income taxes	(1,822)	(2,754)
Provision for Income Taxes	35	—

Net loss	$(1,787)	$(2,754)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	73,053	70,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,787)	$(2,754)
Adjustments to reconcile net loss to net cash used in operating activities–
Stock-based compensation	11	81
Depreciation and amortization	581	1,320
Loss on disposal of fixed assets, net	6	185
Changes in current assets and liabilities–
Accounts receivable, net	259	7,364
Unbilled services	—	(15)
Prepaid expenses and other current assets	(742)	(157)
Deferred Rent	101	—
Accounts payable	993	(397)
Accrued expenses	(1,415)	(3,565)
Deferred revenues	183	498
Accrued restructuring	(5,479)	(4,657)

Net cash used in operating activities	(7,289)	(2,097)

Cash Flows from Investing Activities:
Net proceeds from maturity (purchases of) marketable securities	(2,599)	5,112
Purchases of property and equipment	(258)	(46)
Proceeds on sale of fixed assets	—	41
(Increase) decrease in other assets	(24)	160

Net cash (used in) provided by investing activities	(2,881)	5,267

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	191	—
Proceeds from employee stock purchase plan	273	296

Net cash provided by financing activities	464	296

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(60)	(273)
Net Increase (Decrease) in Cash and Cash Equivalents	(9,766)	3,193
Cash and Cash Equivalents, Beginning of Period	32,703	45,829

Cash and Cash Equivalents, End of Period	$22,937	$49,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND BASIS OF PRESENTATION

     Art Technology Group, Inc. (ATG or the Company) offers an integrated suite of Internet online marketing, sales and service applications, as well as related application development, integration and support services.

     ATG delivers software solutions to help consumer-facing organizations create an interactive experience for their customers and partners via the Internet and other channels. The Company’s software helps its clients market, sell and provide self-service opportunities to their customers and partners, which can enhance clients’ revenues, reduce their costs and improve their customers’ satisfaction. The Company also offers related services, including support, education and professional services.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States, and while the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

     Had compensation expense for ATG’s Stock Plans been recorded consistent with FAS 123, the pro forma net loss and net loss per share would have been as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(1,787)	$(2,754)
Add: Stock-based employee compensation expense included in reported net loss	11	81
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,437)	(14,107)

Pro forma net loss	$(8,213)	$(16,780)

Basic and diluted net loss per share —
As reported	$(0.02)	$(0.04)
Pro forma	$(0.11)	$(0.24)

     Increase in shares available under option plans

     During 2003, the Company increased the number of shares of common stock available for issuance under the 1999 Outside Director Stock Option Plan and the 1999 Employee Stock Purchase Plan to 800,000 shares from 300,000 shares, and to 5,000,000 shares from 3,000,000 shares, respectively.

     Amendments to the Amended and Restated 1996 Stock Option Plan and the 1999 Outside Director Stock Option Plan

     During the three months ended March 31, 2004, the Company’s Board of Directors approved resolutions, subject to shareholder approval, to further amend the Amended and Restated 1996 Stock Option Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that are not provided for in the current plan and extend the term of the plan until December 31, 2013. Additionally, the Company’s Board of Directors approved resolutions, subject to shareholder approval, to further amend the Amended and Restated 1999 Outside Director Stock Option Plan to allow for the grant of restricted stock and extend the term of the Plan until December 31, 2013. If the resolutions are approved by shareholders, $2,500 of each director’s annual retainer will be paid in the form of restricted stock.

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

     The following table sets forth basic and diluted net income (loss) per share computational data for the three months ended March 31, 2004 and 2003 (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,787)	$(2,754)

Weighted average common shares outstanding used in computing basic net loss per share	73,053	70,982
Weighted average common equivalent shares outstanding:
Employee common stock options	—	—

Total weighted average common stock and common stock equivalents outstanding used in computing diluted net loss per share	73,053	70,982

Basic net loss per share	$(0.02)	$(0.04)

Diluted net loss per share	$(0.02)	$(0.04)

Antidilutive common stock equivalents	13,119	12,514

(4) REVENUE RECOGNITION

     ATG recognizes product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers which govern the terms and conditions of its software licenses, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition (SOP 97-2) and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9).

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

(5) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     ATG accounts for investments in marketable securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under FAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At March 31, 2004 and December 31, 2003, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 10.2 months and 3.5 months at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, the difference between the amortized cost and market value of ATG’s marketable securities were gains of approximately $10,000 and $4,000, respectively. At March 31, 2004 and December 31, 2003, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Cash and cash equivalents–
Cash	$9,307	$12,536
Money market accounts	12,433	20,167
Commercial Paper	1,197	—

Total cash and cash equivalents	$22,937	$32,703

Marketable securities–
Corporate securities	$11,245	$8,642
U.S. Government Agency Securities	1,004	1,008

Total marketable securities	$12,249	$9,650

(6) COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive loss (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,787)	$(2,754)
Foreign currency translation loss	(38)	(280)

Comprehensive loss	$(1,825)	$(3,034)

     The accumulated other comprehensive loss at March 31, 2004 and December 31, 2003, of $3.1 million and $3.0 million respectively, consisted entirely of the cumulative foreign currency translation adjustment.

(7) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, to assess performance and allocate resources. ATG’s chief operating decision-makers, as defined under SFAS No. 131, are the members of its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two major offerings: software licenses and services. ATG evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

     Revenues from sources outside of the United States were approximately $6.5 million and $4.8 million for the three months ended March 31, 2004 and 2003, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and Asia/Pacific. All of ATG’s software licenses for the three months ended March 31, 2004 and 2003 were delivered from its headquarters located in the United States.

     The following table represents the percentage of total revenues by geographic region from customers for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
United States	61%	75%
United Kingdom (UK)	16	17
Europe, Middle East and Africa (excluding UK)	16	4
Other	7	4

	100%	100%

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

     Effective November 25, 2003, ATG modified its existing working capital facility with the Bank. The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $25.0 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed: $3.0 million for the first quarter of 2004, and $2.0 million for the second and third quarters of 2004 and $1.0 million for the fourth quarter of 2004. ATG is required to maintain $25 million in unrestricted cash at the Bank. In the event ATG’s cash balances at the Bank fall below $25 million, ATG will be required to pay fees and expenses to compensate the Bank for lost income. At March 31, 2004, ATG was in compliance with all related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable; (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding Letters of Credit (LC’s) at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on November 25, 2004.

     While there were no outstanding borrowings under the facility at March 31, 2004, ATG has issued LC’s totaling $11.2 million, which are supported by this facility. The LC’s have been issued in favor of various landlords and equipment vendors to secure lease obligations pursuant to leases expiring from August 2004 through August 2009. The line of credit bears interest at the Bank’s prime rate (4.00% at March 31, 2004). As of March 31, 2004, approximately $8.8 million was available under the facility.

(9) COMMITMENTS AND CONTINGENCIES

     Leases

     ATG has offices, primarily for sales and support personnel, in 8 domestic locations as well as four foreign countries. At March 31, 2004, ATG has issued $11.2 million of LC’s under its line of credit in favor of various landlords and equipment vendors to secure lease obligations, which expire from 2004 through 2009.

     The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of March 31, 2004, are as follows (in thousands):

Operating
Leases
Remainder of 2004	$4,977
2005	6,563
2006	5,106
2007	2,299
2008	1,846
Thereafter	461

Total future minimum lease payments	$21,252

     Of the $21.3 million in future minimum lease payments, $13.6 million was included in the Company’s restructuring charges. The $13.6 million has been reduced to a $11.3 million restructuring accrual after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (Note 10).

     Rent expense included in the accompanying statements of operations was approximately $1.2 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively.

     Indemnifications

     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2004.

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

(10) RESTRUCTURING

     During the years ended 2003, 2002 and 2001, the Company recorded net restructuring charges/ (benefits) of ($10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The charges primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88) and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, FAS 88 and SAB 100.

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

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2003	Payments	March 31, 2004
Facilities-related costs and impairments	$10,208	$(891)	$9,317
Employee severance, benefits and related costs	229	—	229

Total	$10,437	$(891)	$9,546

     Facilities-Related Costs and Impairments

     During 2001, the Company recorded facility-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprise excess rental space for offices worldwide, net of estimates for vacancy periods and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to excess office facilities. The estimated sublease income was $25.9 million and based on rental rates ranging from $18 to $40 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 10 to 15 months. During the fourth quarter of 2001, the Company recorded an adjustment to increase the facility-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. The sublease income was adjusted by decreasing anticipated sublease rates from the range of $18 to $40 to the range of $18 to $35 per square foot and extending the initial vacancy periods by approximately 9 months. In addition, the Company reduced its lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which is being paid ratably over 4.5 years.

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

     Employee Severance, Benefits and Related Costs and Exchangeable Shares

     As part of the 2001 restructuring actions, the Company recorded charges of $7.9 million for employee severance. The Company terminated the employment of 530 employees, or 46% of the Company’s workforce, of which 249 of these employees were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. None of these employees remained employed as of June 30, 2002. In addition, the Company settled 11,762 exchangeable shares with a certain employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, the Company recorded additional charges of $229,000 for severance related to a specific employee terminated as part of the 2001 restructuring action.

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

     A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31,		March 31,
	2003	Payments	2004
Facilities-related costs and impairments	$5,887	$(4,188)	$1,699

Total	$5,887	$(4,188)	$1,699

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

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

	Balance at		Balance at
	December 31,		March 31,
	2003	Payments	2004
Facilities-related costs and impairments	$1,614	$(368)	$1,246
Employee severance, benefits and related costs	61	(32)	29

Total	$1,675	$(400)	$1,275

Second Quarter 2003 Action

     During the quarter ended June 30, 2003, the Company recorded a initial restructuring charge of $2.0 million. The Company also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

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

     As a result of a reduction of employees and closure of an office location, the Company wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets were estimated to be zero. These assets ceased being used by June 30, 2003 and were disposed of by September 30, 2003. In addition, the Company wrote off leasehold improvements, which continue to be in use, related to the facility it is attempting to sublease to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     Facilities -Related Costs and Impairments

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

     As a result of a reduction of employees and the closure of one office location, the Company wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used prior to September 30, 2003 and were disposed of by December 31, 2003. In addition, the Company wrote down leasehold improvements to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     As of March 31, 2004 the Company had an accrued restructuring liability of $12.5 million, of which $9. 5 million related to 2001 restructuring charges, $1.7 million relates to 2002 restructuring charges, and $1.3 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $7.9 million.

(11) LITIGATION

     The Company and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain former officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against the Company and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, we filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by a former officer of the Company. While management believes the remaining claim against the Company is without merit, and intends to defend the action vigorously, the litigation is still in the preliminary stage.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(12) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company’s foreign subsidiaries are translated in accordance with FAS 52, Foreign Currency Translation (FAS 52). The Company has determined that the functional currency of its foreign subsidiaries is the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at quarter-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Condensed Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to Accumulated Other Comprehensive Loss included in Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2004 and 2003, the Company recorded gains (losses) of ($123,000), and $157,000, respectively, from transactional gains and losses and re-measurement gains and losses.

(13) HEDGING ACTIVITIES

     A portion of the Company’s revenues, earnings and cash flows are exposed to changes in foreign exchange rates. On September 18, 2002, the Company’s Board of Directors formally approved a foreign currency-hedging program to mitigate the risk of foreign currency fluctuations on earnings and cash flows. Under this program, the Company may at times seek to manage its foreign exchange risk through the use of foreign currency forward-exchange contracts. ATG may use these contracts to offset the potential foreign currency impact to earnings and cash flows from short-term foreign currency assets and liabilities that arise from operations. FAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative contracts and hedging activities be recorded at fair value in the financial statements. Such contracts are marked to market in each reporting period with the resulting change in fair value recognized immediately in Other Income in the Consolidated Statements of Operations as unrealized gains and losses up through their maturity, at which time the gains or losses become realized. These gains and losses offset the changes in fair value of the asset or liability being hedged. As of March 31, 2004 and 2003, there were no foreign currency-hedging contracts or other option or derivative contracts outstanding.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

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

(15) FINANCIAL STATEMENT RECLASSIFICATIONS

     For the period ended March 31, 2003, the Company reclassified stock-based compensation, which previously had been reported as a separate line item in the Consolidated Statement of Operations, to cost of revenues, research and development, sales and marketing and general and administrative expenses.

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

     As of March 31, 2004 we had offices in France, Germany, Italy, the United Kingdom and the United States. Revenues from customers outside the United States accounted for 39% and 25% of our total revenues for the three months ended March 31, 2004 and 2003, respectively.

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

     In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements, which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically our software licenses do not include significant post-delivery obligations to be fulfilled by us and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales by the resellers. We do not grant our resellers the right of return or price protection.

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

Research and Development Costs

     We account for research and development costs in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs (FAS 2), and FAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Restructuring Expenses

     During 2003, 2002 and 2001, we recorded net restructuring (benefits)/ charges of ($10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin, and Staff Accounting Bulletin 100, (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), FAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At March 31, 2004, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we terminate our lease obligations prior to the scheduled termination dates. Such changes had a material impact to our operating results in 2003 and could have a material impact on our operating results in the future.

     In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to charges for excess facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The most significant of these estimates related to the timing and extent of future sublease income that would reduce our lease obligations. Included in our accrued restructuring balance at March 31, 2004 was estimated sublease income of $0.8 million, net of adjustments. We based our estimates of sublease income on, among other things, (a) opinions of independent real estate experts, (b) current market conditions and rental rates, (c) an assessment of the time period over which reasonable estimates could be made, (d) the status of negotiations with potential subtenants and (e) the locations of the facilities. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, the actual results will depend on our success in negotiating with lessors, the time periods required for us to locate and contract suitable subleases and the market rental rates at the time of such subleases. Adjustments to the facilities reserve may be required if actual lease settlement costs or sublease income differ from the amounts previously estimated. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in our financial statements for such quarter based on management’s then-current estimates.

     Assumed rental rates vary from $15.00 per square foot to $30.00 per square foot depending upon local market rates. Remaining vacancy periods as of March 31, 2004 vary from 15 months to 30 months depending upon rentable square feet in the local market and recent vacancy histories. Rental assumptions or sublease start dates may vary considerably from the above assumptions, which could cause us to take an additional charge. If the estimated sublease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $138,000 in our statement of operations for restructuring and other related charges. In addition, we have a history of settling lease obligations favorably as compared with the amounts we have accrued, which could result in a benefit.

     The assumed net cash requirements and assumed sublease income on lease obligations included in accrued restructuring at March 31, 2004 is as follows (in millions):

	2004	2005	2006	2007	2008	2009
Assumed net cash requirements	$3.0	$4.5	$2.6	$0.9	$0.8	$0.2
Assumed sublease income	$0.0	$0.0	$0.2	$0.3	$0.2	$0.1

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

     As a result of our restructuring activities in 2003 and 2002, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases. In 2003 and 2002, we determined that $479,000 and $2.6 million, respectively, of leasehold improvements, furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets due to the termination of employees and related office closures. These assets are no longer being used or will not be used in the future upon completion of the restructuring activities.

Accounting for Income Taxes

     We account for income taxes in accordance with FAS 109, Accounting for Income Taxes (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. At March 31, 2004 and December 31, 2003, we have provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability.

     In addition, we have provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. In the fourth quarter of 2003 we reversed previously accrued taxes of $332,000 for foreign locations due to a change in our estimates of potential amounts due in those locations. In the first quarter of 2004 we reversed previously accrued taxes of $105,000 also due to changes in estimates of potential amounts due.

Results of Operations

     The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product license	38%	39%
Services	62%	61%

Total revenues	100%	100%
Cost of revenues:
Product license	2%	2%
Services	29%	30%

Total cost of revenues	31%	32%

Gross margin	69%	68%

Operating expenses:
Research and development	25%	25%
Sales and marketing	44%	45%
General and administrative	11%	14%

Total operating expenses	80%	84%

Income (loss) from operations	(11%)	(16%)
Interest and other income (expense), net	—	2%

Income (loss) before provision for income taxes	(11%)	(14%)
Provision for income taxes	—	—

Net income (loss)	(11%)	(14%)

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues and the related gross margins:

	Three Months Ended
	March 31,
	2004	2003
Cost of product license revenues	6%	6%
Gross Margin on product license revenues	94%	94%
Cost of services revenues	46%	48%
Gross Margin on services revenues	54%	52%

Three Months ended March 31, 2004 and 2003

Revenues

     Total revenues decreased 13% to $16.8 million for the three months ended March 31, 2004 from $19.4 million for the three months ended March 31, 2003. The decrease was primarily attributable to a shift in our business focus from infrastructure products to application products, particularly in the e-commerce and self-service area. As a result we experienced a decrease in product license revenues and services revenues relating to our infrastructure products business. Our focus in the first quarter of 2004 was and going forward is expected to be principally on e-commerce and self-service applications. Revenues generated from international customers increased to $6.5 million, or 39% of total revenues, for the three months ended March 31, 2004, from $4.8 million, or 25% of total revenues, for the three months ended March 31, 2003. We expect total revenues to be flat to slightly higher in 2004 as compared to 2003 and the international revenues as a percentage of total revenues to be approximately 30% to 35% of total revenues for the remainder of 2004.

     One customer accounted for more than 10% of total revenues for the three months ended March 31, 2004. No customers accounted for more than 10% of total revenues for the three months ended March 31, 2003.

Product License Revenues

     Product license revenues decreased 15% to $6.4 million for the three months ended March 31, 2004 from $7.5 million for the three months ended March 31, 2003. The decrease was primarily attributable to a shift in our business focus from infrastructure products to application products particularly in the e-commerce and self-service area. As a result we experienced a decrease in our product license revenues from our infrastructure products. Our focus in the first quarter of 2004 was and going forward is expected to be principally on e-commerce and self-service applications. Product license revenues generated from international customers increased to $3.4 million for the three months ended March 31, 2004 from $1.2 million for the three months ended March 31, 2003 due primarily to one large product deal that represented over 10% of revenues for the quarter.

     Product license revenues as a percentage of total revenues for the three months ended March 31, 2004 and 2003 were 38% and 39%, respectively. We expect product license revenues to be flat to slightly higher in 2004 as compared to 2003 and to remain about the same as a percentage of total revenues.

     Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 50 active resellers. No single reseller generates a significant amount of our total revenues.

     The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Reseller revenues	$896	$696
% of product revenues	14%	9%

Services Revenues

     Services revenues decreased 12% to $10.4 million for the three months ended March 31, 2004 from $11.9 million for the three months ended March 31, 2003. The decrease was primarily attributable to decreased services volume associated with decreased product license revenues as well as a reduction in our services capacity due to reduced headcount in professional services. We expect services revenues to be flat to slightly higher in 2004 as compared to 2003 and to remain about the same as a percentage of total revenues.

     Support and maintenance revenues were 68% of total service revenues for the three months ended March 31, 2004 as compared to 64% for the three months ended March 31, 2003. Support and maintenance revenues, on a dollar value basis, were lower for the three months ended March 31, 2004 due to a decrease in product revenues and the fact that some customers have elected to decrease or terminate their support coverage.

Cost of Product License Revenues

     Cost of product license revenues decreased 18% to $399,000 for the three months ended March 31, 2004 from $485,000 for the three months ended March 31, 2003. This decrease is primarily related to lower product revenues during the first quarter of 2004 and lower royalties paid on third party software embedded into one of our products.

     For the three months ended March 31, 2004 and 2003, cost of product license revenues as a percentage of total revenues was 2%. We anticipate the cost of product license revenues, as a percentage of total revenues, to be about the same for the remainder of 2004.

Gross Margin on Product License Revenues

     For the three months ended March 31, 2004 and 2003, gross margin on product license revenues were 94%, or $6.0 million, and 94%, or $7.0 million, respectively. We expect this percentage to remain about the same for the remainder of 2004.

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

     Cost of services revenues decreased 17% to $4.8 million for the three months ended March 31, 2004 from $5.7 million for the three months ended March 31, 2003. The decrease was primarily attributable to a reduction in our professional services workforce. Approximately 28% of the decrease is the result of reduced compensation costs due to a reduction in our work force. Approximately 11% of the decrease results from a reduction in travel and entertainment costs also related to the reduction in our workforce. The remaining 61% of the decrease was due to a decrease in rent expense, operating costs and lower infrastructure expenses as a result of our restructuring efforts.

     For the three months ended March 31, 2004 and 2003, cost of services revenues as a percentage of total revenues were 29% and 30%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be in the 25% to 28% range for the remainder of 2004.

Gross Margin on Services Revenues

     For the three months ended March 31, 2004 and 2003, gross margin on services revenues were 54%, or $5.7 million, and 52%, or $6.2 million, respectively. The increase in gross margin percentage is attributed primarily to the increase in support and maintenance revenue as a percentage of total services revenue, increased utilization rates and a decrease in our professional services workforce and operating expenses.

Research and Development Expenses

     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

     Research and development expenses decreased 15% to $4.1 million for the three months ended March 31, 2004 from $4.9 million for the three months ended March 31, 2003. The decrease was primarily attributable to a reduction in our workforce. Approximately 67% of the decrease is related to decreased salaries and related benefits. The remaining 33% of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts.

     For the three months ended March 31, 2004 and 2003, research and development expenses as a percentage of total revenues were 25%, respectively. Based on cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will be about 22% to 24% for the remainder of 2004.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

     Sales and marketing expenses decreased 16% to $7.3 million for the three months ended March 31, 2004 from $8.8 million for the three months ended March 31, 2003. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction in the workforce of our sales and marketing group, a reduction in our spending on marketing programs and a reduction in commissions from decreased product revenues. Approximately 73% of the decrease was related to a decrease in compensation, commissions and benefits costs, and 10% of the decrease was related to a reduction in our marketing and promotional expenses. The remaining 17% was due to a decrease in operating expenses resulting from our restructuring efforts.

     For three months ended March 31, 2004 and 2003, sales and marketing expenses as a percentage of total revenues were 44% and 45%, respectively. We expect that the level of sales and marketing expenses for the remainder of 2004 will, as compared to the first quarter, increase slightly in absolute dollars and remain relatively flat as a percentage of total revenues. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

     General and administrative expenses decreased 27% to $1.9 million for the three months ended March 31, 2004 from $2.7 million for the three months ended March 31, 2003. Approximately 41% of the decrease was related to a decrease in rent expense and facilities related charges, with the remainder related to a decrease in insurance expense as well as other operating expenses resulting from our restructuring efforts and cost containment initiatives.

     For the three months ended March 31, 2004 and 2003, general and administrative expenses as a percentage of total revenues were 11% and 14%, respectively. Due to cost reduction initiatives we anticipate that the level of general and administrative expenses will, as compared to the first quarter, trend lower as a percentage of total revenues and in absolute dollars for the remainder of 2004.

Interest and Other Income (Expense), Net

     Interest and Other Income (Expense), Net decreased to ($47,000) for the three months ended March 31, 2004 from $361,000 for the three months ended March 31, 2003. The decrease was primarily due to a decrease in foreign currency related gains (losses) of $280,000. Interest income was also lower during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to a lower average balance of cash and cash equivalents and marketable securities.

Provision for Income Taxes

     As a result of net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance. In the first quarter of 2004 we reversed previously accrued taxes of $105,000 due to a one-time event while accruing an additional $70,000 for current period foreign taxes.

Liquidity and Capital Resources

     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At April 30, 2004, we had $18.0 million in cash and cash equivalents and $12.2 million in marketable securities.

     Cash used in operating activities was $7.3 million for the three months ended March 31, 2004. This consisted of operating losses of $1.8 million, depreciation and amortization of $581,000, a decrease in accounts receivable of $259,000, offset by a decrease in accrued restructuring of $5.5 million. Other changes in working capital items consisted primarily of $1.4 million in cash used for accrued expenses, an increase in prepaid expenses of $742,000, an increase in accounts payable of $993,000 and an increase in deferred revenues of $183,000. Cash used in operating activities was $2.1 million for the three months ended March 31, 2003. This consisted of operating losses of $2.8 million, depreciation and amortization of $1.3 million, a decrease in accounts receivable of $7.4 million, offset by a decrease in accrued restructuring of $4.7 million. Other changes in working capital items consisted primarily of $3.6 million in cash used for accrued expenses and an increase in deferred revenues of $498,000.

     Our investing activities for the three months ended March 31, 2004 used $2.9 million and consisted primarily of capital expenditures of $258,000, net purchases of marketable securities of $2.6 million, and a decrease in other assets of $24,000. We expect that capital expenditures will total approximately $1.5 million for the year ended December 31, 2004. Our investing activities for the three months ended March 31, 2003 provided $5.3 million and consisted primarily of capital expenditures of $46,000, net maturity of marketable securities of $5.1 million and a decrease in other assets of $160,000.

     Net cash provided by financing activities was $464,000 for the three months ended March 31, 2004, representing proceeds from the employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $296,000 for the three months ended March 31, 2003 representing proceeds from the employee stock purchase plan.

Accounts Receivable and Days Sales Outstanding

          Our accounts receivable balance and days sales outstanding, or DSO, as of March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003
	(dollars in thousands)
DSO	81	88
Accounts Receivable	$15,105	$15,364

     We note that as of March 31, 2004 the DSO had decreased from the DSO at December 31, 2003 due to collections on support and maintenance renewals as well as collections during the quarter on certain product license deals that closed early in the quarter.

     Effective June 13, 2002, we entered into a $15 million revolving line of credit with Silicon Valley Bank, or the Bank, which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate. Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability.

     Effective November 25, 2003, we modified our existing working capital facility with the Bank. Our line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates we maintain $25.0 million in cash at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed: $3.0 million for the first quarter of 2004, and $2.0 million for the second and third quarters of 2004 and $1.0 million for the fourth quarter of 2004. We are required to maintain $25 million in unrestricted cash at the Bank. In the event our cash balances at the Bank fall below $25 million, we will be required to pay fees and expenses to compensate the Bank for lost income. At March 31, 2004, we were in compliance with all related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include:

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

     While there were no outstanding borrowings under the facility at March 31, 2004, we have issued LC’s totaling $11.2 million, which are supported by this facility. The LC’s have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from August 2004 through August 2009. The line of credit bears interest at the Bank’s prime rate (4.00% at March 31, 2004). As of March 31, 2004, approximately $8.8 million was available under the facility.

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

Contractual Obligations

     On March 31, 2004, our contractual cash obligations, which consist solely of operating leases, were as follows (in thousands):

	Payments Due by Period
					After
Contractual Obligations	Total	Remainder of 2004	1-3 years	4-5 years	5 years
Lease Commitments	$21,252	$4,977	$11,669	$4,145	$461

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact upon our financial position, cash flows or results of operations.

     In April 2003, the FASB released FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or FAS 149, clarifies the accounting for derivatives, amending the previously issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133. FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS 149 did not have a material impact on our financial position or results of operations.

     In May 2003 the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or FAS 150. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on our financial position or results of operations.

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

     We incurred losses in the first quarter of 2004, in the first and third quarters of 2003 and in each quarter of 2002. As of March 31, 2004, we had an accumulated deficit of $197.5 million. Our revenues decreased 13% to $16.8 million for the three months ended March 31, 2004 compared with $19.4 million for the three months ended March 31, 2003. We believe the recent economic downturn within the software industry could continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, in recent years the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.

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

     Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. In addition, we believe the recent economic downturn in the United States has contributed to an increase in the average length of our sales cycle as customers deferred implementing new e-commerce solutions.

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

     Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and professional services revenues from existing customers. While the list price for our software generally has been maintained over the past three years, in the first quarter of 2004, we reduced our list prices on purchases exceeding certain volumes. Additional volume based reductions in our list price could adversely affect our business, operating results and financial condition.

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

     The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, coalescence of product differentiators, product commoditization and evolving industry standards. We may not be able to develop and market or acquire new products or product enhancements that comply with present or emerging Internet technology standards and to differentiate our products based on functionality and performance. In particular, there can be no assurance that our current or potential clients will adopt the e-commerce and self-service applications that we began focusing on in 2003. In addition, we may not be able to establish strategic alliances with operating system and infrastructure vendors that will permit migration opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. For example, functionality that once differentiated our products over time has been incorporated into products offered by the major operating system and infrastructure providers.

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

     As of March 31, 2004 we had offices in the United Kingdom, France, Germany and Italy, and additionally had sales personnel in Spain. We derived 39% of our total revenues in quarter ended March 31, 2004 from customers outside the United States. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003. Our operations outside North America are subject to additional risks, including:

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

     Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping the latest version of the ATG 6.3 suite of products in the first quarter of 2004. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

     Since our customers use our products for critical business applications such as e-commerce, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time consuming and costly.

Our software offerings under our recent agreement with IBM may not achieve market acceptance, which may harm our business and operating results.

     On June 27, 2003, we entered into an original equipment manufacturer, or OEM, agreement with IBM under which we agreed to offer IBM’s WebSphere Internet infrastructure software as part of our packaged software offerings. Market acceptance of our relationship with IBM is important to our future success and is subject to a number of significant risks, many of which are outside our control. These risks include:

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

     If our relationship with IBM does not achieve market acceptance, our business and operating results may be harmed.

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

     During 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions resulted in recording a net restructuring benefit of $5.4 million. In January 2003, we publicly announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.1 million in the fourth quarter of 2002. In addition, we recorded a restructuring charge of $75.6 million in 2001. These restructuring activities require that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff has been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate.

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

     We write our software in the Java computer programming language developed by Sun Microsystems and we incorporate J2EE, Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our ATG 6.3 Relationship Management Platform has been designed to support Sun’s J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source, (b) rewrite the technology ourselves or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

     While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new ATG 6.3 Relationship Management Platform is designed to support Sun’s Java 2 Platform, Enterprise Edition, or J2EE, standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since March 31, 2004.

     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Relative to foreign currency exposures existing at March 31, 2004, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at March 31, 2004, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     32.2 Certifications of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ART TECHNOLOGY GROUP, INC. (Registrant)

By: /s/ ROBERT D. BURKE Robert D. Burke President and Chief Executive Officer (principal executive officer)

By: /s/ EDWARD TERINO Edward Terino Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

Date: May 10, 2004