Form 10-K/A
period 2003-12-31
ART TECHNOLOGY GROUP INC
filed 2004-07-13
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on

Form 10-K/A

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

      This Amendment No. 1 on Form 10-K/A amends Items 1, 7, 8 and 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is being filed principally to expand the description of our sales coverage model, to clarify the description of our working capital facility, to present purchases and maturities of marketable securities separately on our Consolidated Statements of Cash Flows and to provide additional information regarding our restructuring activities. Except as set forth above, no other items in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 are amended or restated by this Amendment No. 1.

      Our expanded description of our sales coverage model is set forth under the headings “Item 1. Business – Sales Coverage Model” and “Item 1. Business – Risk Factors – If systems integrators or value added resellers reduce their support and implementation of our products, our revenues may fail to meet expectations and our operating results would suffer.” The changes relating to our working capital facility are set forth under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8. Art Technology Group, Inc. Notes to Consolidated Financial Statements – Note 3.” The separate presentation of purchases and maturities of marketable securities is set forth under the headings “Item 8. Consolidated Statements of Cash Flows” and “Item 8. Art Technology Group, Inc. Notes to Consolidated Financial Statements — Note 1(u).” The additional information regarding our restructuring activities is set forth under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring (Benefit) Charges” and “Item 8. Art Technology Group, Inc. Notes to Consolidated Financial Statements – Note 12.”

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

      We employ two groups of sales professionals. Our direct sales force is compensated based on product and services sales made directly to end-users and through business partners. These employees generally attend centralized internal or external training every quarter.

      The second group of sales professionals is dedicated to recruiting, training, developing business plans, and joint selling and marketing with business alliances such as systems integrators and value added resellers. The objective of the second group is to motivate systems integrators to adopt our suite of products for commerce and self-service projects for their customers. We derive two classes of revenue from the efforts of the second group of sales professionals: co-sale revenues, which are generated through our relationships with systems integrators and consulting firms that serve the market for information system products and services, and resale revenues, which are generated when we license our products directly to our business partners who then resell our software to end-user customers.

      We provide our channel partners with sales and technical training in order to encourage them to create demand for our products and to extend our presence globally and regionally. Our sales training includes an introduction to our company and an overview of our products’ functionality, competitive advantages, packaging and pricing. We provide this training to business development personnel, project managers, alliance managers and sales representatives employed by our channel partners. We typically provide an initial sales training program at a channel partner’s premises within 60 days of the execution of an agreement establishing the relationship. We provide supplemental sales training to our channel partners on a quarterly basis and upon new product launches.

      We provide technical training to developers, architects and project managers at our learning centers or on-site at channel partners’ premises. This training typically extends for a minimum of two-weeks. During 2003, the Company trained over 1,000 third-party developers. In addition, we encourage our channel partners to enroll in our accreditation and certification programs:

•	Our ATG Certified Professional Program consists of two exams. The first tests the developers’ expertise on our Adaptive Scenario Engine, including Dynamo Application Framework and ATG Scenario Personalization. The second exam assesses a developer’s proficiency with ATG Commerce, including consumer and business-to-business tools and concepts. Certification can provide a developer with a competitive advantage, since it offers evidence of the developer’s capabilities using our software.

•	ATG Accredited Partner Program is intended to identify our most qualified partners. In order to become an accredited partner, a channel partner must complete sales training, obtain certifications and complete implementations of our software. This program helps our clients identify channel partners that are highly qualified to perform successful implementations of our software. As of December 31, 2003, we had five accredited partners and several more in the process of becoming accredited.

      Set forth below is a partial list of organizations with which we have selling and marketing relationships:

North America

Accenture
Allstream
Analysts International
Bell Canada
Blast Radius
Cap Gemini Ernst & Young
Critical Mass
EDS
GTSI (federal government)
IBM
Immix Technology (federal government)
McFayden Consulting
Meritage
Professional Access
RTGX (federal government)
SAIC (federal government)
SBI & Company
Unisys (federal government)
WhittmanHart
International
Europe, Middle East and Africa
     Accenture
     Avinci AG
     Cap Gemini Ernst & Young
     CSC Computer Sciences Limited
     Conexus
     Degetel
     Develon
     Dimension Data
     EDS
     E-Tree ETC
     GFI Informatica
     Inferentia Dnm
     Kora
     Materna
     Progiweb
     SDG Consulting
     Sequenza SPA
     Thales IS
     Unilog
     Valoris

Asia and Pacific Rim

     HP Japan
     Rikei Corporation (Japan)
     XM Sydney

      We design our existing products and our products in development to operate on leading application server platforms from BEA and IBM, in addition to our proprietary server software. In certain instances we may work with companies that sell products that compete with our proprietary server software, including BEA and IBM, to sell our software as part of a larger solution being implemented by a customer utilizing our competitors’ server software. The products that we attempt to sell that utilize our competitors’ server software include our commerce software, which allows companies to transact business over the internet, our relationship management software, which allows companies to enable online marketing, sales and service solutions, and our self service software, which allows customers to develop, deploy and manage business relationships.

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

If systems integrators or value added resellers reduce their support and implementation of our products, our revenues may fail to meet expectations and our operating results would suffer.

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

      In 2003, approximately 50% of our product license revenues related to our relationships with systems integrators and value added resellers. Since a substantial portion of our product license revenues are related to our relationships with systems integrators and our potential customers often rely on third-parties to develop, deploy and manage Web sites for conducting commerce on the Internet, we cultivate relationships with systems integrators and value added resellers to encourage them to create demand for and support our products.

      Our systems integrators and value added resellers are not required to implement solutions that include our products or to maintain minimum sales levels of our products. If we fail to train our systems integrators or value added resellers, including a sufficient number of accredited partners and certified professionals, we believe that the product license revenues resulting from our relationships with these channel partners will decrease. In addition, if systems integrators or value added resellers devote their efforts to integrating or reselling competitors’ products our product revenues would decline. Any such reduction in revenue would not be accompanied by a significant offset in our expenses. As a result, our operating results would suffer and the price of our common stock probably would fall.

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

      During the years ended 2003, 2002 and 2001, we recorded net restructuring charges/(benefits) of $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused us to significantly scale back our prior growth plans, resulting in a significant reduction in our workforce and consolidation of our facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused us to further evaluate our marketing, sales and service resource capabilities as well as our overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as we continued to refine our business strategy and to consider future revenue opportunities, we took further restructuring actions to reduce costs, including product development costs, in order to help move us towards profitability. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits and settling of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88) and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, FAS 88 and SAB 100.

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

Lease Obligations Accrued as part of the 2001, 2002 and 2003 restructuring activities:

		2004	2005	2006	2007	2008	2009

	(In millions)
Cambridge, MA	*	$2,069	$2,069	$1,035

Cambridge, MA	*	4,215

Cambridge, MA		137	137	91

Waltham, MA		1,466	1,466	1,466	$1,466	$1,466	$366

Chicago, IL		524	524	393

San Francisco, CA		111	111	111	111

Mountain View, CA	*	869

Reading, UK		579	579	579	579	579	181

Facility obligations, gross		9,970	4,886	3,675	2,156	2,045	547

Contracted and assumed sublet income		(1,221)	(435)	(1,104)	(1,263)	(1,218)	(304)

Net cash obligations		$8,749	$4,451	$2,571	$893	$827	$243

Assumed sub-lease income		$0.0	$0.0	$0.2	$0.3	$0.2	$0.1

*	Represents a location for which we have executed a lease settlement agreement.

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

Accounts Receivable and Days Sales Outstanding

      Our accounts receivable balance and days sales outstanding, or DSO, as of December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

	(In thousands (except DSO data))
DSO	77	91	79
Revenue	$72,492	$101,493	$140,338
Accounts Receivable	$15,364	$25,221	$30,532

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

      Effective November 25, 2003, we modified our existing working capital facility with the Bank. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates we maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed; $3.5 million for the fourth quarter of 2003, $3.0 million for the first quarter of 2004, $2.0 million for the second and third quarters of 2004, and $1.0 million for the fourth quarter of 2004. We are required to maintain $25.0 million in unrestricted cash, which includes cash equivalents and marketable securities, at the Bank. In the event our cash balances at the Bank fall below $25.0 million, we will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2003, we were in compliance with all related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or we default on any of its provisions, the Bank’s significant remedies include (1) declaring all obligations immediately due and payable; (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires or is not extended, the Bank will require outstanding Letters of Credit, or LC’s, at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on November 25, 2004.

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

      We lease our facilities and a small amount of equipment under operating leases that expire between 2004 and 2009. The aggregate minimum annual payments under these leases is $23.5 million, which includes approximately $7.3 million payable in 2004. Of the $23.5 million, $15.2 million is for leases that are included in restructuring. In accrued restructuring at December 31, 2003, the $15.2 million, which excludes settlements due in less than one year, was reduced to $12.7 million after taking into consideration estimated operating costs, estimated sublease income, contracted sublease income, and vacancy periods. Of the $23.5 million in lease payments, $22.9 million is for facility leases and $0.6 million is for equipment leases. For additional information relating to our commercial and contractual commitments, see Notes 7 and 11 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 1(s), effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed above, the consolidated financial statements of Art Technology Group, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1(u), these consolidated financial statements have been revised to reflect restricted cash and gross cash flows from maturities and purchases of marketable securities classified as held-to-maturity in the statement of cash flows for the year ended December 31, 2001, and the statement of operations for the year ended December 31, 2001 has been revised to (a) conform to the 2003 and 2002 presentation of reclassifying reimbursed expenses in revenue and cost of services revenues in accordance with Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, (b) include stock-based compensation expense, previously reported as a separate line item in the statement of operations, in cost of services revenues, research and development expenses, sales and marketing expenses and general and administrative expenses, and (c) reclassify an impairment charge for purchased software, previously recorded in restructuring (benefit) charges, in cost of product license revenues. We audited the reclassifications that were applied to revise the statement of cash flows and the statement of operations for the year ended December 31, 2001. Our procedures included (a) agreeing the adjusted amounts for restricted cash, gross maturities and purchases of marketable securities classified as held-to-maturity, revenue, cost of services revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, restructuring (benefit) charges and cost of product license revenues to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy in computing the restated consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied in all material respects. Further, as described in Note 1(s), these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1(s) with respect to 2001 included (a) agreeing the previously reported net loss in 2001 to the previously issued financial statements and the adjustments to reported net loss in 2001 representing amortization expense (including any tax effects) recognized in that period related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss in 2001 to reported net loss in 2001, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 1(s) are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

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

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$4,178	$(29,490)	$(156,005)
Adjustments to reconcile net income (loss) to net used in operating activities —
Stock-based compensation	136	942	1,280
Depreciation and amortization	3,897	7,147	9,414
Non-cash restructuring charge	1,144	2,613	16,733
Loss on disposal of fixed assets, net	121	198	801
Changes in operating assets and liabilities —
Accounts receivable, net	9,857	5,311	21,907
Unbilled services	—	269	998
Prepaid expenses and other current assets	1,140	3,057	(1,318)
Deferred tax assets	—	—	23,851
Deferred rent	(3,772)	—	—
Accounts payable	(1,417)	(1,597)	(7,417)
Accrued expenses	(5,856)	(6,499)	(2,358)
Deferred revenue	(759)	(1,954)	(5,136)
Accrued restructuring	(34,446)	6,779	42,689

Net cash used in operating activities	(25,777)	(13,224)	(54,561)
Cash Flows from Investing Activities:
Purchases of marketable securities	(12,138)	(41,360)	(35,055)
Maturities of marketable securities	25,217	32,688	111,950
Restricted cash	—	16,757	(16,757)
Purchases of property and equipment	(993)	(945)	(12,616)
Proceeds from sales of equipment	91	—	—
(Increase) decrease in other assets	98	3,094	2,789

Net cash provided by investing activities	12,275	10,234	50,311
Cash Flows from Financing Activities:
Tudor settlement	—	1,050	—
Proceeds from exercise of stock options	752	112	1,171
Proceeds from employee stock purchase plan	1,095	1,771	1,535
Payments on long-term obligations	—	(2,000)	(2,000)

Net cash provided by financing activities	1,847	933	706
Effects of Foreign Exchange Rate Changes On Cash and Cash Equivalents	(1,471)	(1,607)	(218)

Net Decrease in Cash and Cash Equivalents	(13,126)	(3,664)	(3,762)
Cash and Cash Equivalents, Beginning of Period	45,829	49,493	53,255

Cash and Cash Equivalents, End of Period	$32,703	$45,829	$49,493

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$—	$135

Cash paid during the period for income taxes	$140	$447	$330

Supplemental Disclosure of Noncash Investing and Financing Activities:
Reversal of deferred compensation	$247	$222	$832

Reversal of provision for income taxes	$332	$—	$—

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

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     (u) Financial Statement Reclassifications

      During 2003 and 2002, ATG made certain reclassifications to the Consolidated Financial Statements and related Notes. In 2003, the Company reclassified stock-based compensation recorded in 2001, which previously had been reported as a separate line item in the Consolidated Statement of Operations, to cost of

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues, research and development, sales and marketing and general and administrative expenses. The Company also reclassified an impairment charge recorded in restructuring in 2001 for purchased software to cost of product license. In addition, the Company reclassified net proceeds from maturities (purchases) of marketable securities in the 2001 Consolidated Statement of Cash Flows to reflect the gross cash flows from maturities and purchases in separate line items. In 2002, in accordance with EITF 01-14, the Company reclassified reimbursements received for out-of-pocket expenses as revenue and a reduction of the cost of revenues for the year 2001. Changes in restricted cash have been separately disclosed in the 2001 Consolidated Statements of Cash Flows related to the outstanding letters of credit in favor of various landlords to secure obligations under the Company’s facility leases. In addition, the Company adopted FAS 142, effective January 1, 2001, and has provided the required transitional disclosures in Note 1(s).

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

      Effective November 25, 2003, ATG modified its existing working capital facility with the Bank. The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. The profitability covenant allows for net losses not to exceed: $3.5 million for the fourth quarter of 2003, $3.0 million for the first quarter of 2004, and $2.0 million for the second and third quarters of 2004 and $1.0 million for the fourth quarter of 2004. ATG is required to maintain $25 million in unrestricted cash, which includes cash equivalents and marketable securities, at the Bank. In the event ATG’s cash balances at the Bank fall below $25 million, ATG will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2003, ATG was in compliance with all related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable; (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding Letters of Credit (LC’s) at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on November 25, 2004.

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

      Of the $23.5 million in future minimum lease payments, $15.2 million was included in the Company’s 2003, 2002 and 2001 restructuring charges. The $15.2 million, which excludes settlements due in less than one year, was reduced to a $12.7 million restructuring charge after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (see Note 12).

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

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the years ended 2003, 2002 and 2001, the Company recorded net restructuring charges/ (benefits) of $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, in order to help move the Company towards profitability. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88) and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, FAS 88 and SAB 100.

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

Abandoned Facilities Obligations

      At December 31, 2003, the Company had lease arrangements related to eight abandoned facilities. The lease arrangements with respect to five of these facilities are ongoing, and the other three facilities are the subject of lease settlement arrangements under which the Company is obligated to make payments through 2006. All locations for which the Company has recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

Lease Locations		2004	2005	2006	2007	2008	2009

Cambridge, MA	*	$2,069	$2,069	$1,035
Cambridge, MA	*	4,215
Cambridge, MA		137	137	91
Waltham, MA		1,466	1,466	1,466	$1,466	$1,466	$366
Chicago, IL		524	524	393
San Francisco, CA		111	111	111	111
Mountain View, CA	*	869
Reading, UK		579	579	579	579	579	181

Facility obligations, gross		9,970	4,886	3,675	2,156	2,045	547
Contracted and assumed sublet income		(1,221)	(435)	(1,104)	(1,263)	(1,218)	(304)

Net cash obligations		$8,749	$4,451	$2,571	$893	$827	$243

*	Represents a location for which the Company has executed a lease settlement agreement.

(13)	Litigation

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

ART TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      (a)(3) Exhibits

      The following exhibits are included in Item 14(c)*:

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3	.2(2)	Amended and Restated By-Laws of the Registrant.
4	.1(3)	Rights Agreement between Registrant and Equiserve Trust Company, N.A., as rights Agent.
10	.1(4)	1996 Stock Option Plan of the Registrant, as amended.
10	.2(5)	1999 Outside Director Stock Option Plan of the Registrant, as amended.
10	.3(4)	1999 Employee Stock Purchase Plan of the Registrant.
10.4		Lease between the Registrant and Davenport Building Limited Partnership, as Landlord, dated January, 2004.
10.5		Lease Termination Agreement between the Registrant and Davenport Building Limited Partnership dated January, 2004
10	.6(9)	Lease between the Registrant and Pine Street Investors I, LLC, dated October 6, 1999.
10	.7(9)	First Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated December 30, 1999.
10	.8(9)	Second Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated August 28, 2000.
10	.9(9)	Third Amendment to Lease between the Registrant and Pine Street Investors I, LLC, dated December 22, 2000.
10.10		Fourth Amendment to Lease between the Registrant and 100 Pine Street LP, dated July 15, 2001.
10.11		Fifth Amendment to Lease between the Registrant and 100 Pine Street LP, dated March 31, 2003.
10	.12(9)	Lease between the Registrant and DIFA Deutsche Immobilien Fonds AG dated, March 19, 2001.
10.13		Lease Termination Agreement between the Registrant and DIFA Deutsche Immobilen Fonds AG.

Exhibit
Number		Description

10	.14(6)	Nonstatutory Option Agreement between Paul Shorthose and the Registrant dated October 23, 2001.
10	.15(6)	Promissory Note issued by Edward Terino to the Registrant dated November 21, 2001.
10	.16(6)	Letter of Credit Agreement between Silicon Valley Bank and the Registrant noting Amgen Cambridge Real Estate Holdings as beneficiary, dated December 21, 2001.
10	.17(6)	Termination of Lease Agreement between Amgen Cambridge Real Estate Holdings, Inc., and the Registrant dated January 2, 2002.
10	.18(7)	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated June 13, 2002.
10	.19(8)	First Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 30, 2002.
10	.20(8)	Amendment Agreement between the Registrant and Silicon Valley Bank dated October 4, 2002.
10	.21(9)	Edward Terino Executive Change-in-Control Agreement, dated December 1, 2002.
10	.22(9)	Robert Burke offer letter dated December 4, 2002.
10	.23(9)	Securities Account Control Agreement between Registrant and Silicon Valley Bank, dated December 20, 2002.
10	.24(9)	Second Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 20, 2002.
10.25		Fourth Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 2003.
10.26		Amended and Restated Intellectual Property Security Agreement.
21	.00(6)	Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
31.1		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Copies of the exhibits to this annual report on Form 10-K/A are available to stockholders at the SEC’s Web site at http://www.sec.gov. In addition, stockholders may obtain copies of the exhibits from us, without charge, by writing to Art Technology Group, Inc., 25 First Street, Cambridge, Massachusetts 02141, Attention: Secretary.

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-8 (File No. 333-106058)

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-64698).

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed on October 2, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-78333).

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement on Form S-8 (File No. 333-106057).

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(9)	Incorporated by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of July 12, 2004.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE

Robert D. Burke
Chief Executive Officer
and President