Form 10-Q
period 2004-06-30
ART TECHNOLOGY GROUP INC
filed 2004-08-09
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes☒ No☐

     As of August 6, 2004 there were 73,887,620 shares of the Registrant’s common stock outstanding.

1

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$22,533	$31,934
Marketable securities	2,832	9,650
Accounts receivable, net of reserves of $770 ($799 in 2003)	10,897	15,364
Prepaid expenses and other current assets	2,633	1,949

Total current assets	38,895	58,897
Property and equipment, net	3,013	3,751
Long term marketable securities	7,390	—
Other assets	4,304	4,712

	$53,602	$67,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,933	$1,146
Accrued expenses	10,383	12,363
Deferred revenue	14,196	14,915
Accrued restructuring, short-term	4,149	9,427

Total current liabilities	30,661	37,851
Accrued restructuring, less current portion	7,150	8,572
Commitments and contingencies (Notes 8 and 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized — 10,000,000 shares
Issued and outstanding — no shares	—	—
Common stock, $0.01 par value
Authorized — 200,000,000 shares
Issued and outstanding — 73,828,622 shares and 72,936,165 shares at June 30, 2004 and December 31, 2003, respectively	738	729
Additional paid-in capital	219,765	218,927
Deferred compensation	—	(11)
Accumulated deficit	(201,725)	(195,691)
Accumulated other comprehensive loss	(2,987)	(3,017)

Total Stockholders’ Equity	15,791	20,937

	$53,602	$67,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product license	$3,144	$9,464	$9,508	$16,970
Services	11,188	11,842	21,634	23,761

Total Revenues	14,332	21,306	31,142	40,731
Cost of Revenues:
Product license	331	647	730	1,131
Services	5,125	5,104	9,910	10,844

Total Cost of Revenues	5,456	5,751	10,640	11,975

Gross Profit	8,876	15,555	20,502	28,756
Operating Expenses:
Research and development	4,150	4,967	8,280	9,841
Sales and marketing	7,231	8,096	14,572	16,882
General and administrative	1,739	2,374	3,669	5,030
Restructuring benefit	—	(5,442)	—	(5,442)

Total Operating Expenses	13,120	9,995	26,521	26,311

Income (Loss) from Operations	(4,244)	5,560	(6,019)	2,445
Interest and Other Income, Net	64	490	17	851

Income (loss) before provision for income taxes	(4,180)	6,050	(6,002)	3,296
Provision for Income Taxes	67	—	32	—

Net income (loss)	$(4,247)	$6,050	$(6,034)	$3,296

Basic net income (loss) per share	$(0.06)	$0.08	$(0.08)	$0.05

Diluted net income (loss) per share	$(0.06)	$0.08	$(0.08)	$0.05

Basic weighted average common shares outstanding	73,193	71,475	73,289	71,228

Diluted weighted average common shares outstanding	73,193	73,141	73,289	72,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(6,034)	$3,296
Adjustments to reconcile net income (loss) to net cash used in operating activities– Stock-based compensation	11	99
Depreciation and amortization	1,039	2,373
Non-cash restructuring charge	—	847
Loss on disposal of fixed assets, net	100	60
Changes in current assets and liabilities–
Accounts receivable, net	4,467	8,651
Prepaid expenses and other current assets	(684)	50
Other assets	404	(1,365)
Accounts payable	787	(419)
Accrued expenses	(1,980)	(3,004)
Deferred revenues	(719)	(83)
Accrued restructuring	(6,700)	(21,146)

Net cash used in operating activities	(9,309)	(10,641)

Cash Flows from Investing Activities:
Maturities of marketable securities	8,743	17,778
Purchases of marketable securities	(9,313)	(9,049)
Purchases of property and equipment	(345)	(775)
Proceeds from sale of equipment	—	45
Decrease in other assets	4	153

Net cash provided by (used in) investing activities	(911)	8,152

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	332	70
Proceeds from employee stock purchase plan	515	543

Net cash provided by financing activities	847	613

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(28)	(857)
Net Decrease in Cash and Cash Equivalents	(9,401)	(2,733)
Cash and Cash Equivalents, Beginning of Period	31,934	45,829

Cash and Cash Equivalents, End of Period	$22,533	$43,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States, and while the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

     The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

     Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Such reclassifications were not material.

(2) STOCKHOLDERS’ EQUITY

     Stock-Based Compensation

     ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations, and follows the disclosure-only alternative under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation (SFAS 123).

     Had compensation expense for ATG’s Stock Plans been recorded consistent with the fair value method under FAS 123, the pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(4,247)	$6,050	$(6,034)	$3,296
Add: Stock-based compensation expense included in reported income (loss)	—	18	11	99
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,522)	(10,909)	(10,958)	(25,016)

Pro forma net loss	$(8,769)	$(4,841)	$(16,981)	$(21,621)

Basic and diluted net income (loss) per share —
As reported	$(0.06)	$0.08	$(0.08)	$0.05
Pro forma	$(0.12)	$(0.07)	$(0.23)	$(0.30)

     Amendments to the Amended and Restated 1996 Stock Option Plan and the 1999 Outside Director Stock Option Plan

     During the three months ended June 30, 2004, shareholders approved resolutions to further amend the Amended and Restated 1996 Stock Option Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and extend the term of the plan until December 31, 2013. Additionally, shareholders approved resolutions to further amend the Amended and Restated 1999 Outside Director Stock Option Plan (the Director Plan) to allow for the grant of restricted stock and extend the term of the Director Plan until December 31, 2013. Pursuant to the amendments to the Director Plan, $2,500 of each outside director’s annual retainer will be paid in the form of restricted stock.

(3) NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed under SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(4,247)	$6,050	$(6,034)	$3,296

Weighted average common shares outstanding	73,194	71,475	73,289	71,228
Weighted average common stock equivalents outstanding:
Employee stock options	—	1,666	—	1,096

Total weighted average common stock and common stock equivalents	73,193	73,141	73,289	72,324

Basic net income (loss) per share	$(0.06)	$0.08	$(0.08)	$0.05

Diluted net income (loss) per share	$(0.06)	$0.08	$(0.08)	$0.05

(4) REVENUE RECOGNITION

     ATG recognizes product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers that govern the terms and conditions of its software licenses, consulting and support and maintenance services. These separate agreements, along with ATG’s price list and business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to appropriately allocate fair value among the multiple elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition (SOP 97-2) and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9).

     ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from the date of delivery. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales by the resellers. ATG does not grant its resellers the right of return or price protection.

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

(5) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     ATG accounts for investments in marketable securities under FAS 115, Accounting for Certain Investments in Debt and Equity

Securities (FAS 115). Under FAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At June 30, 2004 and December 31, 2003, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 9.2 months and 3.5 months at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 the average maturity of the marketable securities classified as long-term was 17.5 months. At June 30, 2004 and December 31, 2003, the difference between the amortized cost and market value of ATG’s marketable securities were gains (losses) of approximately ($87,000) and $4,000, respectively. At June 30, 2004 and December 31, 2003, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Cash and cash equivalents–
Cash	$7,395	$11,767
Money market accounts	12,716	20,167
U.S. Government Agency	2,022	—
Commercial Paper	400	—

Total cash and cash equivalents	$22,533	$31,934

Marketable securities–
Corporate securities	$9,221	$8,642
U.S. Government Agency	1,001	1,008

Total marketable securities	$10,222	$9,650

(6) COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(4,247)	$6,050	$(6,034)	$3,296
Foreign currency translation income (loss)	68	(522)	30	(802)

Comprehensive income (loss)	$(4,179)	$5,528	$(6,004)	$2,494

     The accumulated other comprehensive loss at June 30, 2004 and December 31, 2003, of $3.0 million consisted entirely of the cumulative foreign currency translation adjustment.

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

     Revenues from sources outside of the United States were approximately $4.3 million and $9.9 million for the three months ended June 30, 2004 and 2003, respectively, and $10.8 million and $14.7 million for the six months ended June 30, 2004 and 2003, respectively. ATG’s revenue from international sources was primarily generated from customers located in Europe and Asia/Pacific. All of ATG’s software licenses for the three and six months ended June 30, 2004 and 2003 were delivered from its headquarters located in the United States.

     The following table represents the percentage of total revenues by geographic region from customers for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	70%	53%	65%	64%
United Kingdom (UK)	8	27	17	17
Europe, Middle East and Africa (excluding UK)	20	17	13	15
Other	2	3	5	4

	100%	100%	100%	100%

(8) LONG-TERM OBLIGATIONS

     Credit Facility

     Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million.

     Effective November 25, 2003, ATG modified its existing revolving line of credit with the Bank. This $20 million line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates ATG maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. The profitability covenant, which was modified in June 2004 pursuant to the Fifth Loan Modification Agreement, allows for net losses not to exceed: $5.0 million for the second quarter of 2004, $2.0 million for the third quarter of 2004 and $1.0 million for the fourth quarter of 2004. ATG is required to maintain $25 million in unrestricted cash, which includes cash equivalents and marketable securities, at the Bank. In the event ATG’s cash balances at the Bank fall below $25 million, ATG will be required to pay fees and expenses to compensate the Bank for lost income. At June 30, 2004, ATG was in compliance with all amended related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable; (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding Letters of Credit (LC’s) at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on November 25, 2004.

     While there were no outstanding borrowings under the facility at June 30, 2004, ATG has issued LC’s totaling $10.6 million, which are supported by this facility. The LC’s have been issued in favor of various landlords and equipment vendors to secure lease obligations pursuant to leases expiring from August 2004 through August 2009. The line of credit bears interest at the Bank’s prime rate (4.25% at June 30, 2004). As of June 30, 2004, approximately $9.4 million was available under the facility.

(9) COMMITMENTS AND CONTINGENCIES

     Leases

     ATG has offices, primarily for sales and support personnel, in 8 domestic locations as well as four foreign countries. At June 30, 2004, ATG has issued $10.6 million of LC’s under its line of credit in favor of various landlords and equipment vendors to secure lease obligations, which expire from 2004 through 2009.

     The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases as of June 30, 2004, are as follows (in thousands):

Operating
Leases
Remainder of 2004	$3,317
2005	6,693
2006	5,106
2007	2,299
2008	1,846
Thereafter	461

Total future minimum lease payments	$19,722

     The $19.7 million in future minimum lease payments includes $12.6 million of obligations on facilities that are included in the Company’s restructuring accrual. The $12.6 million was reduced to an $11.0 million restructuring accrual after taking into consideration contracted and estimated sublease income, vacancy periods and operating costs of the various subleased properties (Note 10).

     Rent expense included in the accompanying statements of operations was $1.2 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively, and $2.4 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively. Rent expense does not include $1.5 million and $2.7 million for the three months ended June 30, 2004 and 2003 and $2.5 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively, in rent charged to the restructuring accrual.

     Indemnifications

     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2004.

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

(10) RESTRUCTURING

     During the years ended 2003, 2002 and 2001, the Company recorded net restructuring charges/(benefits) of ($10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, in order to help move the Company towards profitability. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2003 charges were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and

Curtailments of Defined Benefit Pension Plans and for Termination Benefits (FAS 88) and Staff Accounting Bulletin (SAB) 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), FAS 88 and SAB 100.

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

     A summary of the restructuring accrual activity in 2004 is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2003	Payments	June 30, 2004
Facilities-related costs and impairments	$10,208	$2,178	$8,030
Employee severance, benefits and related costs	229	—	229

Total	$10,437	$2,178	$8,259

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

     The leaseholds improvements, which will continue to be in use, related to the facilities the Company vacated and is subleasing or attempting to sublease, were written down to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations are not and will not be sufficient to recover the carrying value of the assets. Furniture and fixtures were written down to their fair value based on the expected discounted cash flows they will generate over their remaining economic lives. Because these assets ceased being used as of the end of the period in which the write-downs were recorded, the fair value of these assets was estimated to be zero. The assets were abandoned and disposed of at the time of the charge.

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

     Asset Impairments

     The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organization acquisitions completed in 2000. The Company closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, the Company recorded an impairment charge of approximately $1.4 million in cost of product license revenues in the accompanying Consolidated Statements of Operations related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to the Company.

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

     A summary of the restructuring accruals activity in 2004 related to the 2002 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31,		June 30,
	2003	Payments	2004
Facilities-related costs and impairments	$5,887	$4,418	$1,469

Total	$5,887	$4,418	$1,469

     Facilities-Related Costs and Impairments

     During 2002, the Company recorded facilities-related charges of $14.6 million, which included $12.0 million for operating lease obligations, net of assumptions for vacancy periods and sublease income based on the then-current real estate market data, related to office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included write-offs of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1.2 million. The lease charge was for office space the Company vacated and intended to sublease. The estimated sublease income was $4.8 million and based on rental rates ranging from $23 to $35 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 12 to 21 months.

     During 2003, the Company recorded an adjustment of $1.9 million primarily to increase its lease obligation accrual at two locations because of changes in the assumptions of the vacancy period and sublease income. The sublease income was adjusted by decreasing anticipated sublease rates to $18 from $23 per square foot for one facility and from $35 to $30 per square foot at the other location. The Company also extended the initial vacancy periods from 12 to 21 months to 24 to 42 months. These changes resulted in an estimated reduction of sublease income of $1.8 million. In addition, principally due to a favorable lease settlement relating to its 2002 restructuring activities, the Company reduced its lease obligations by $7.2 million. The settlement resulted in the Company terminating a future lease obligation for an aggregate payment of $3.3 million, which was paid in January 2004. As a result of this transaction, the Company recorded prepaid rent of $2.2 million increasing the accrual adjustments in 2003 to $4.1 million.

     As a result of this action and the actions taken in 2001, the Company wrote-off certain computer equipment and software, aggregating $1.2 million, and furniture and fixtures, aggregating $507,000, which were no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic lives and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, the Company wrote-off leasehold improvements, which will continue to be in use, related to the facilities it is attempting to sublease, to their fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.

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

     A summary of the restructuring accruals activity in 2004 is as follows (in thousands):

	Balance at		Balance at
	December 31,		June 30,
	2003	Payments	2004
Facilities-related costs and impairments	$1,614	$58	$1,556
Employee severance, benefits and related costs	61	46	15

Total	$1,675	$104	$1,571

Second Quarter 2003 Action

     During the quarter ended June 30, 2003, the Company recorded an initial restructuring charge of $2.0 million. The Company also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

     Facilities-Related Costs and Impairments

     During the second quarter of 2003, the Company recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter, as a result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with FAS 146, the Company recorded the present value of the net lease obligation.

     As a result of a reduction of employees and closure of an office location, the Company wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used by June 30, 2003 and were disposed of by September 30, 2003. In addition, the Company wrote off leasehold improvements, which continue to be in use, related to the facility it is attempting to sublease to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     Asset Impairments

     The Company recorded a charge in cost of product license revenues of $169,000 to reduce the carrying value of third-party software embedded into one of its products, which was a minor component of the Company’s suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. The Company had discontinued marketing of this software and ceased future development work specifically related to this third-party software. However, the Company has not changed its overall product strategy for the purpose for which the software was acquired.

Third Quarter 2003 Action

     During the third quarter of 2003, the Company recorded a restructuring charge of approximately $771,000.

     Facilities -Related Costs and Impairments

     The Company recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 and based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, the Company determined that it was unlikely it will sublet this space before its lease expires resulting in an additional charge of $198,000. In accordance with FAS 146, the Company recorded the present value of the net lease obligation.

     As a result of a reduction of employees and the closure of one office location, the Company wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used prior to September 30, 2003 and were disposed of by December 31, 2003. In addition, the Company wrote down leasehold improvements to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     As of June 30, 2004 the Company had an accrued restructuring liability of $11.3 million, of which $8.3 million related to 2001 restructuring charges, $1.5 million relates to 2002 restructuring charges, and $1.5 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $7.2 million.

     Abandoned Facilities Obligations

     At June 30, 2004, the Company had lease arrangements related to six abandoned facilities. The lease arrangements with respect to five of these facilities are ongoing, and the other facility is the subject of a lease settlement arrangement under which the Company is obligated to make payments through 2006. All locations for which the Company has recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations		2004	2005	2006	2007	2008	2009	Total
Cambridge, MA	*	$1,035	$2,069	$1,035				4,139
Cambridge, MA		69	137	91				297
Waltham, MA		733	1,466	1,466	1,466	1,466	366	6,963
Chicago, IL		262	524	393				1,179
San Francisco, CA		55	111	111	111			388
Reading, UK		290	579	579	579	579	181	2,787

Facility obligations, gross		$2,444	$4,886	$3,675	$2,156	$2,045	$547	15,753
Contracted and assumed sub-let income		(593)	(435)	(1,104)	(1,263)	(1,218)	(304)	(4,917)

Net cash obligations		$1,851	$4,451	$2,571	$893	$827	$243	10,836

Assumed sub-lease income		$0.0	$0.0	$200	$300	$200	$100	800

*	Represents a location for which the Company has executed a lease settlement agreement.

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

(12) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company’s foreign subsidiaries are translated in accordance with FAS 52, Foreign Currency Translation (FAS 52). The Company has determined that the functional currency of its foreign subsidiaries is the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at quarter-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Condensed Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates in effect during each respective reporting period. Gains and losses from foreign currency translation are credited or charged to Accumulated Other Comprehensive Loss included in Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets. The Company recorded foreign currency related gains(losses) of $31,000 and $296,000, respectively, for the three months ended June 30, 2004 and 2003, and $(91,000) and $453,000, respectively, for the six months ended June 30, 2004 and 2003.

(13) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact upon our financial position, cash flows or results of operations.

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

     As of June 30, 2004 we had offices in France, Germany, Italy, the United Kingdom and the United States. Revenues from customers outside the United States accounted for 30% and 47% of our total revenues for the three months ended June 30, 2004 and 2003, respectively, and 35% and 36% for the six months ended June 30, 2004 and 2003, respectively.

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

Revenue Recognition

     Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In recognizing revenues, we follow the specific guidelines of SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists via a signed license agreement; (2) physical or electronic delivery has occurred including the availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable. In addition, revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.

     In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements, which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically our software licenses do not include significant post-delivery obligations to be fulfilled by us and payments are due within a three-month period from the date of delivery. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales by the resellers. We do not grant our resellers the right of return or price protection.

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

Restructuring Expenses

     During 2003, 2002 and 2001, we recorded net restructuring (benefits)/ charges of ($10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin, and Staff Accounting Bulletin 100, (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), FAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At June 30, 2004, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we terminate our lease obligations prior to the scheduled termination dates. Such changes had a material impact to our operating results in 2003 and could have a material impact on our operating results in the future.

     In order to estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to charges for excess facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The most significant of these estimates related to the timing and extent of future sublease income that would reduce our lease obligations. Included in our accrued restructuring balance at June 30, 2004 was estimated sublease income of $0.8 million, net of adjustments. We based our estimates of sublease income on, among other things, (a) opinions of independent real estate experts, (b) current market conditions and rental rates, (c) an assessment of the time period over which reasonable estimates could be made, (d) the status of negotiations with potential subtenants and (e) the locations of the facilities. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, the actual results will depend on our success in negotiating with lessors, the time periods required for us to locate and contract suitable subleases and the market rental rates at the time of such subleases. Adjustments to the facilities reserve may be required if actual lease settlement costs or sublease income differ from the amounts previously estimated. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in our financial statements for such quarter based on management’s then-current estimates.

Impairment or Disposal of Long Lived Assets

     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges.

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

Accounting for Income Taxes

     We account for income taxes in accordance with FAS 109, Accounting for Income Taxes (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. At June 30, 2004 and December 31, 2003, we have provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability.

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

Results of Operations

     The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Product license	22%	44%	31%	42%
Services	78	56	69	58

Total revenues	100	100	100	100
Cost of revenues:
Product license	2	3	2	3
Services	36	24	32	26

Total cost of revenues	38	27	34	29
Gross margin	62	73	66	71

OPERATING EXPENSES:
Research and development	29	23	26	24
Sales and marketing	51	38	47	41
General and administrative	12	11	12	13
Restructuring costs	—	(25)	—	(13)

Total operating expenses	92	47	85	65

INCOME (LOSS) FROM OPERATIONS	(30)	26	(19)	6
Interest and Other Income, Net	—	2	—	2

Income (loss) before benefit from income taxes	(30)	28	(19)	8

PROVISION FOR INCOME TAXES	—	—	—	—

Net income (loss)	(30)%	28%	(19)%	8%

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of product license revenues	11%	7%	8%	7%
Gross Margin on product license revenues	89%	93%	92%	3%
Cost of services revenues	46%	43%	46%	46%
Gross Margin on services revenues	54%	57%	54%	54%

Three and Six Months Ended June 30, 2004 and 2003

Revenues

     Total revenues decreased 33% to $14.3 million for the three months ended June 30, 2004 from $21.3 million for the three months ended June 30, 2003 and decreased 24% to $31.1 million for the six months ended June 30, 2004 from $40.7 million for the six months ended June 30, 2003. The decreases were primarily attributable to longer sales cycles and delayed purchasing decisions by our customers, along with a shift in our business focus from infrastructure products to application products, particularly in the e-commerce and self-service area. Several deals that we anticipated closing during the quarter ended June 30, 2004, including a multi-million dollar government contract, were delayed at the end of June, 2004. We anticipate closing these delayed deals during the second half of 2004; however, we cannot assure you that we can complete these deals when we expect or at all. As a result we experienced decreases in product license revenues and services revenues relating to both our infrastructure products business and our application products business. Our focus in 2004 has been principally on e-commerce and self-service applications. We expect revenues to increase in the second half of 2004 as compared to the first half of 2004.

     Revenues generated from international customers decreased to $4.3 million, or 30% of total revenues, for the three months ended June 30, 2004, from $9.9 million, or 47% of total revenues, for the three months ended June 30, 2003, and decreased to $10.8 million, or 35% of total revenues, for the six months ended June 30, 2004, from $14.7 million, or 36% of total revenues for the six months ended June 30, 2003. We expect international revenues to be approximately 30% to 35% of total revenues for the remainder of 2004.

     No individual customer accounted for more than 10% of total revenues for the three or six months ended June 30, 2004 or 2003, respectively.

Product License Revenues

     Product license revenues decreased 67% to $3.1 million for the three months ended June 30, 2004 from $9.5 million for the three months ended June 30, 2003 and decreased 44% to $9.5 million for the six months ended June 30, 2004 from $17.0 million for the six months ended June 30, 2003. The decreases were primarily attributable to longer sales cycles and delayed purchasing decisions by our customers, along with a shift in our business focus from infrastructure products to application products, particularly in the e-commerce and self-service area. Several deals that we anticipated closing during the quarter ended June 30, 2004, including a multi-million dollar government contract, were delayed at the end of June, 2004. We anticipate closing these delayed deals during the second half of 2004; however, we cannot assure you that we can complete these deals when we expect or at all. As a result we experienced decreases in product license revenues relating to both our infrastructure products business and our application products business. Our focus in 2004 has been principally on e-commerce and self-service applications. We expect product license revenues to increase in the second half of 2004 as compared to the first half of 2004.

     Product license revenues generated from international customers decreased to $927,000 for the three months ended June 30, 2004 from $6.6 million for the three months ended June 30, 2003. The decrease in international product revenue was attributable to not having closed any large international deals during the second quarter of 2004. Product license revenues generated from international customers decreased to $4.3 million for the six months ended June 30, 2004 from $7.8 million for the six months ended June 30, 2003.

     Product license revenues as a percentage of total revenues for the three months ended June 30, 2004 and 2003 were 22% and 44%, respectively, and for the six months ended June 30, 2004 and 2003 were 31% and 42%, respectively.

     Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 20 active resellers. No single reseller generates a significant portion of our total revenues. Reseller revenues and the percentage of revenues from resellers can vary significantly from quarter to quarter depending on the revenues from large deals, if any, closed through this channel during a quarter.

     The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reseller revenues	$122	$3,573	$1,018	$4,269
% of product revenues	4%	38%	11%	25%

Services Revenues

     Services revenues decreased 6% to $11.2 million for the three months ended June 30, 2004 from $11.8 million for the three months ended June 30, 2003 and decreased 9% to $21.6 million for the six months ended June 30, 2004 from $23.8 million for the six months ended June 30, 2003. The decreases were primarily attributable to decreased services volume associated with decreased product license revenues as well as a reduction in our services capacity due to reduced headcount in professional services. We expect services revenues to increase in the second half of 2004 as compared to the first half of 2004 and to decrease as a percentage of total revenues.

     Support and maintenance revenues were 61% of total service revenues for the three months ended June 30, 2004 as compared to 68% for the three months ended June 30, 2003 and 65% of total services revenues for the six months ended June 30, 2004 as compared to 66% for the six months ended June 30, 2004. Support and maintenance revenues, on a dollar value basis, were lower for the three and six months ended June 30, 2004 due to a combination of decreasing product revenues and some customers electing to decrease or terminate their support coverage.

Cost of Product License Revenues

     Cost of product license revenues includes salary and related benefits costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products and royalties paid to vendors whose technology is incorporated into our products.

     Cost of product license revenues decreased 49% to $331,000 for the three months ended June 30, 2004 from $647,000 for the three months ended June 30, 2004 and decreased 35% to $730,000 for the six months ended June 30, 2004 from $1.1 million for the six months ended June 30, 2003. The decreases are primarily related to lower product revenues during the first half of 2004, lower royalties paid on third party software embedded into our products and an impairment charge related to purchased software recorded in the quarter ended June 30, 2003.

     For the three months ended June 30, 2004 and 2003, cost of product license revenues as a percentage of total revenues was 2% and

3%, respectively, and for the six months ended June 30, 2004 and 2003 was 2% and 3%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to stay in the 2% to 3% range for the remainder of 2004.

Gross Margin on Product License Revenues

     For the three months ended June 30, 2004 and 2003, gross margin on product license revenues were 89%, or $2.8 million, and 93%, or $8.8 million, respectively, and for the six months ended June 30, 2004 and 2003 were 92%, or $8.8 million, and 93%, or $15.8 million, respectively. The decrease in gross margin for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 is due primarily to the non-variable costs included in cost of product license revenues, such as the salaries of our engineering staff. We expect gross margin on product license revenue to be in the 92-94% range for the remainder of 2004.

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

     Cost of services revenues remained flat at $5.1 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and decreased 9% to $9.9 million for the six months ended June 30, 2004 from $10.8 million for the six months ended June 30, 2004. The decrease for the six months ended June 30, 2004 was attributable to a reduction in our professional services workforce and reduced costs due to our restructuring efforts. Approximately 18% of the decrease was the result of reduced compensation costs due to a reduction in our work force. The remainder of the decrease was due to a decrease in rent expense, operating costs and lower infrastructure expenses as a result of our restructuring efforts.

     For the three months ended June 30, 2004 and 2003, cost of services revenues as a percentage of total revenues were 36% and 24% and for the six months ended June 30, 2004 and 2003 were 32% and 27%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be in the 25% to 28% range for the remainder of 2004.

Gross Margin on Services Revenues

     For the three months ended June 30, 2004 and 2003, gross margin on services revenues were 54%, or $6.1 million, and 57%, or $6.7 million, respectively, and for the six months ended June 30, 2004 and 2003 were 54%, or $11.7 million, and 54%, or $12.9 million, respectively. We expect this percentage to remain about the same for the remainder of 2004.

Research and Development Expenses

     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

     Research and development expenses decreased 16% to $4.2 million for the three months ended June 30, 2004 from $5.0 million for the three months ended June 30, 2003 and decreased 16% to $8.3 million for the six months ended June 30, 2004 from $9.8 million for the six months ended June 30, 2003. The decreases were primarily attributable to a reduction in our workforce. Approximately 90% of the decrease for the three month period, and 76% of the decrease for the six month period was related to decreased salaries and related benefits. The remainder of the decrease was due to a decrease in operating expenses as a result of our restructuring efforts, offset in part by an increase in outside services and professional fees.

     Research and development expenses as a percentage of total revenues was 29% and 23% for the three months ended June 30, 2004 and 2003, respectively, and was 26% and 24% for the six months ended June 30, 2004 and 2003, respectively. Based on continued cost reduction initiatives, we anticipate that research and development expenses as a percentage of total revenues will be about 22% to 24% for the remainder of 2004.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

     Sales and marketing expenses decreased 11% to $7.2 million for the three months ended June 30, 2004 from $8.1 million for the three months ended June 30, 2003 and decreased 14% to $14.6 million for the six months ended June 30, 2004 from $16.9 million for the six months ended June 30, 2003. The decreases are primarily attributable to cost saving initiatives that resulted from a reduction in the workforce of our sales and marketing group, a reduction in our spending on marketing programs and a reduction in commissions from decreased product revenues. Approximately 90% of the decrease for the three month period, and 84% of the decrease for the six month period was related to a decrease in compensation, commissions and benefits costs. The remainder of the decrease was due to a decrease in operating expenses resulting from our restructuring efforts and decreased spending on marketing programs, offset in part by increased spending on professional and recruitment fees.

     Sales and marketing expenses as a percentage of total revenues were 51% and 38% for three months ended June 30, 2004 and

2003, respectively, and were 47% and 42% for the six months ended June 30, 2004 and 2003, respectively. We expect that the level of sales and marketing expenses for the remainder of 2004 will, as compared to the first half remain flat in absolute dollars, and decrease as a percentage of total revenues. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

     General and administrative expenses decreased 27% to $1.7 million for the three months ended June 30, 2004 from $2.4 million for the three months ended June 30, 2003 and decreased 27% to $3.7 million for the six months ended June 30, 2004 from $5.0 million or the six months ended June 30, 2003. Approximately 90% of the decrease for the three month period, and 40% of the decrease for the six month period was related to a decrease in our workforce, with the remainder related to decreases in rent expense and facilities related charges, insurance costs and other operating expenses resulting from our restructuring efforts and cost containment initiatives, offset by an increase in equipment leasing.

     For the three months ended June 30, 2004 and 2003, general and administrative expenses as a percentage of total revenues was 12% and 11%, respectively and for the six months ended June 30, 2004 and 2003 was 12% and 13%, respectively. Due to cost reduction initiatives we anticipate that the level of general and administrative expenses will, as compared to the first half of 2004, trend lower as a percentage of total revenues and in absolute dollars for the remainder of 2004.

Restructuring (Benefit) Charges

     During the years ended 2003, 2002 and 2001, we recorded net restructuring charges/(benefits) of ($10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused us to significantly scale back our prior growth plans, resulting in a significant reduction in our workforce and consolidation of our facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused us to further evaluate our marketing, sales and service resource capabilities as well as our overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as we continued to refine our business strategy and to consider future revenue opportunities, we took further restructuring actions to reduce costs, including product development costs, in order to help move us towards profitability.

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

2001 Actions

     Actions taken by us in 2001 included the consolidation and closure of excess facilities, a worldwide workforce reduction, the write-off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, we recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, we recorded a restructuring charge of $31.4 million. In connection with these actions, we also recorded an impairment charge in cost of product licenses for purchased software of $1.4 million. Total restructuring charges for 2001 totaled $75.6 million.

     A summary of the restructuring accruals activity in 2004 related to the 2001 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2003	Payments	June 30, 2004
Facilities-related costs and impairments	$10,208	$2,178	$8,030
Employee severance, benefits and related costs	229	—	229

Total	$10,437	$2,178	$8,259

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

     During 2002, we recorded an adjustment to increase the facilities-related portion of the 2001 charge by an additional $2.2 million for changes to sublease and vacancy assumptions due to the continued weakening in the real estate market. The sublease income was adjusted by decreasing two anticipated sublease rates to $18 from $25 per square foot and extending the initial vacancy periods by 7 months. In addition, during 2002, we executed sublease agreements for two locations and recorded a reduction to its lease accruals of $853,000 due to favorable sublease terms compared to our original estimates.

     During 2003, we settled future lease obligations for five leases for aggregate payments of $17.1 million, resulting in an aggregate reduction to its lease accruals relating to its 2001 restructuring of $11.5 million, net of sublease and vacancy assumptions. We also recorded an additional charge of $2.8 million for facilities-related costs comprising $2.3 million for updated management assumptions of probable settlement outcomes based on the then-current negotiations and $450,000 for updated sublease assumptions based on current real estate market conditions extending the vacancy period to 33 months from 12 months.

     The leasehold improvements, which will continue to be in use, related to the facilities we vacated and are subleasing or attempting to sublease, were written down to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations are not and will not be sufficient to recover the carrying value of the assets. Furniture and fixtures were written down to their fair value based on the expected discounted cash flows they will generate over their remaining economic lives. Because these assets ceased being used as of the end of the period in which the write-downs were recorded, the fair value of these assets was estimated to be zero. The assets were abandoned and disposed of at the time of the charge.

     Employee Severance, Benefits and Related Costs and Exchangeable Shares

     As part of the 2001 restructuring actions, we recorded charges of $7.9 million for employee severance. We terminated the employment of 530 employees, or 46% of our workforce, of which 249 of these employees were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. None of these employees remained employed as of June 30, 2002. In addition, we settled 11,762 exchangeable shares with a certain employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, we recorded additional charges of $229,000 for severance related to a specific employee terminated as part of the 2001 restructuring action.

     Asset Impairments

     The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organization acquisitions completed in 2000. We closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, we recorded an impairment charge of approximately $1.4 million in cost of product license revenues in the accompanying Consolidated Statements of Operations related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to us.

     Marketing Costs and Legal & Accounting

     We recorded charges of $851,000 to write-off certain prepaid costs for future marketing services to their fair value of zero due to changes in our product development strategy. As a result, the prepaid marketing cost had no future utility to us. During 2002, we unexpectedly were able to recoup $536,000 and recorded a credit for the amount received. During 2001, we also recorded $405,000 for legal and accounting services incurred in connection with the 2001 restructuring action.

     The 2001 actions were substantially completed by February 28, 2002.

2002 Actions

     Actions taken by us in 2002 included the consolidation and closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets. In the fourth quarter of 2002, we recorded a restructuring charge $18.2 million.

     A summary of the restructuring accruals activity in 2004 related to the 2002 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31,		June 30,
	2003	Payments	2004
Facilities-related costs and impairments	$5,887	$4,418	$1,469

Total	$5,887	$4,418	$1,469

     Facilities-Related Costs and Impairments

     During 2002, we recorded facilities-related charges of $14.6 million, which included $12.0 million for operating lease obligations, net of assumptions for vacancy periods and sublease income based on the then-current real estate market data, related to office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included write-offs of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1.2 million. The lease charge was for office space we vacated and intended to sublease. The estimated sublease income was $4.8 million and based on rental rates ranging from $23 to $35 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 12 to 21 months.

     During 2003, we recorded an adjustment of $1.9 million primarily to increase our lease obligation accrual at two locations because of changes in the assumptions of the vacancy period and sublease income. The sublease income was adjusted by decreasing anticipated sublease rates to $18 from $23 per square foot for one facility and from $35 to $30 per square foot at the other location. We also extended the initial vacancy periods from 12 to 21 months to 24 to 42 months. These changes resulted in an estimated reduction of sublease income of $1.8 million. In addition, principally due to a favorable lease settlement relating to our 2002 restructuring activities, we reduced our lease obligations by $7.2 million. The settlement resulted in us terminating a future lease obligation for an aggregate payment of $3.3 million, which was paid in January 2004. As a result of this transaction, we recorded prepaid rent of $2.2 million increasing the accrual adjustments in 2003 to $4.1 million.

     As a result of this action and the actions taken in 2001, we wrote-off certain computer equipment and software, aggregating $1.2 million, and furniture and fixtures, aggregating $507,000, which were no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, we wrote-off leasehold improvements, which will continue to be in use, related to the facilities we are attempting to sublease, to their fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.

     Employee Severance, Benefits and Related Costs

     As part of the 2002 restructuring action, we recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of our workforce, none of whom remained employed at December 31, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. We accrued employee benefits pursuant to ongoing benefit plans and statutory minimum requirements in foreign locations. We began the termination process on January 6, 2003 and all employees had been terminated by June 30, 2003. During the second quarter of 2003, we recorded an adjustment to increase the severance accrual by $327,000 based on final severance settlements with certain employees at its foreign locations. During the fourth quarter of 2003, we reduced certain severance accruals by $86,000, primarily at its foreign locations, primarily as a result of amounts being settled at less than the amount recorded due to foreign currency exchange movements.

2003 Actions

     As a result of several reorganization decisions, we undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by us included the closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets.

     A summary of the restructuring accruals activity in 2004 related to the 2003 restructuring actions is as follows (in thousands):

	Balance at		Balance at
	December 31,		June 30,
	2003	Payments	2004
Facilities-related costs and impairments	$1,614	$58	$1,556
Employee severance, benefits and related costs	61	46	15

Total	$1,675	$104	$1,571

Second Quarter 2003 Action

     During the quarter ended June 30, 2003, we recorded an initial restructuring charge of $2.0 million. We also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

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

     As a result of a reduction of employees and closure of an office location, we wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used by June 30, 2003 and were disposed of by September 30, 2003. In addition, we wrote off leasehold improvements, which continue to be in use, related to the facility we are attempting to sublease to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     Asset Impairments

     We recorded a charge in cost of product license revenues of $169,000 to reduce the carrying value of third-party software embedded into one of our products, which was a minor component of our suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. We have discontinued marketing of this software and ceased future development work specifically related to this third-party software. However, we have not changed its overall product strategy for the purpose for which the software was acquired.

Third Quarter 2003 Action

     During the third quarter of 2003, we recorded a restructuring charge of approximately $771,000.

     Facilities -Related Costs and Impairments

     We recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space we vacated and intend to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 and based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, we determined that it is unlikely we will sublet this space before its lease expires resulting in an additional charge of $198,000. In accordance with FAS 146, we recorded the present value of the net lease obligation.

     As a result of a reduction of employees and the closure of one office location, we wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used prior to September 30, 2003 and were disposed of by December 31, 2003. In addition, we wrote down leasehold improvements to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     As of June 30, 2004 we had an accrued restructuring liability of $11.3 million, of which $8.3 million related to 2001 restructuring charges, $1.5 million relates to 2002 restructuring charges, and $1.5 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $7.2 million.

     Abandoned Facilities Obligations

     At June 30, 2004, we had lease arrangements related to six abandoned facilities. The lease arrangements with respect to five of these facilities are ongoing, and the other facility is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

Lease Locations		2004	2005	2006	2007	2008	2009	Total
Cambridge, MA	*	$1,035	$2,069	$1,035				4,139
Cambridge, MA		69	137	91				297
Waltham, MA		733	1,466	1,466	1,466	1,466	366	6,963
Chicago, IL		262	524	393				1,179
San Francisco, CA		55	111	111	111			388
Reading, UK		290	579	579	579	579	181	2,787

Facility obligations, gross		$2,444	$4,886	$3,675	$2,156	$2,045	$547	15,753
Contracted and assumed sub-let income		(593)	(435)	(1,104)	(1,263)	(1,218)	(304)	(4,917)

Net cash obligations		$1,851	$4,451	$2,571	$893	$827	$243	10,836

Assumed sub-lease income		$0.0	$0.0	$200	$300	$200	$100	800

*	Represents a location for which we have executed a lease settlement agreement.

     Rental rates vary from $15.00 per square foot to $30.00 per square foot depending upon local market rates. Remaining vacancy periods as of June 30, 2004 vary from 12 months to 27 months depending upon rentable square feet in the local market and recent vacancy histories. Rental assumptions or sublease start dates may vary considerably from the above assumptions, which could cause us to take an additional charge. If the estimated sublease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $138,000 in our statement of operations for restructuring and other related charges. In addition, we have a history of settling lease obligations favorably as compared with the amounts we have accrued, which could result in a benefit.

Interest and Other Income (Expense), Net

     Interest and Other Income (Expense), Net decreased to $64,000 for the three months ended June 30, 2004 from $490,000 for the three months ended June 30, 2003 and decreased to $17,000 for the six months ended June 30, 2004 from $851,000 for the six months ended June 30, 2003. The decrease was primarily due to a decrease in foreign currency related gains of $270,000 and $550,000 for the three and six month periods, respectively due primarily to reduced foreign currency exposure as a result of lower short-term intercompany trading balances with our foreign subsidiaries. Interest income was also lower during the three and six months ended June 30, 2004 compared to the three months ended June 30, 2003 due to a lower average balance of cash and cash equivalents and marketable securities.

Provision for Income Taxes

     As a result of net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance. In the first quarter of 2004 we reversed previously accrued taxes of $105,000 due to a one-time event while accruing an additional $172,000 for current period foreign taxes.

Liquidity and Capital Resources

     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At July 31, 2004, we had $20.5 million in cash and cash equivalents and $7.9 million in marketable securities.

     Cash used in operating activities was $9.3 million for the six months ended June 30, 2004. This consisted of operating losses of $6.0 million, a decrease in accrued restructuring of $6.7 million, a decrease in accrued expenses of $2.0 million, offset by depreciation and amortization of $1.0 million and a decrease in accounts receivable of $4.5 million. Other changes in working capital items consisted primarily of a $719,000 decrease in deferred revenue, a $684,000 decrease in prepaid expenses, and an increase in accounts payable of $787,000. Cash used in operating activities was $10.6 million for the six months ended June 30, 2003. This consisted of income from operations of $3.3 million, depreciation and amortization of $2.4 million, non-cash restructuring charges of $847,000, a decrease in accounts receivable of $8.7 million, offset by a decrease in accrued restructuring of $21.1 million. Other changes in working capital items consisted primarily of $3.0 million in cash used for accrued expenses and a decrease in deferred revenues of $83,000.

     Our investing activities for the six months ended June 30, 2004 used $911,000 and consisted primarily of capital expenditures of $345,000 and net purchases of marketable securities of $570,000. We expect that capital expenditures will total approximately $1.5 million for the year ended December 31, 2004. Our investing activities for the six months ended June 30, 2003 provided $8.2 million and consisted primarily of capital expenditures of $775,000, net maturities of marketable securities of $8.7 million and a decrease in other assets of $153,000.

     Net cash provided by financing activities was $847,000 for the six months ended June 30, 2004, representing proceeds from the employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $613,000 for the six months ended June 30, 2003 representing proceeds from the employee stock purchase plan and the exercise of stock options.

Accounts Receivable and Days Sales Outstanding

     Our accounts receivable balance and days sales outstanding, or DSO, as of June 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
DSO Accounts Receivable	68 $10,897	88 $15,364

     We note that as of June 30, 2004 the DSO had decreased from the DSO at December 31, 2003 due to improved collections during the six months ended June 30, 2004 as well as reduced product sales in the second quarter of 2004 compared with the fourth quarter of 2003.

Credit facility

     Effective June 13, 2002, we entered into a $15 million revolving line of credit with Silicon Valley Bank, or the Bank, which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million.

     Effective November 25, 2003, we modified our existing working capital facility with the Bank. Our $20 million line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates we maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. The profitability covenant, which was modified in June 2004 pursuant to the Fifth Loan Modification Agreement, allows for net losses not to exceed: $5.0 million for the second quarter of 2004, $2.0 million for the third quarter of 2004 and $1.0 million for the fourth quarter of 2004. We are required to maintain $25 million in unrestricted cash, which includes cash equivalents and marketable securities, at the Bank. In the event our cash balances at the Bank fall below $25 million, we will be required to pay fees and expenses to compensate the Bank for lost income. At June 30, 2004, we were in compliance with all amended related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include:

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

     While there were no outstanding borrowings under the facility at June 30, 2004, we have issued LC’s totaling $10.6 million, which are supported by this facility. The LC’s have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from August 2004 through August 2009. The line of credit bears interest at the Bank’s prime rate (4.25% at June 30, 2004). As of June 30, 2004, approximately $9.4 million was available under the facility.

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

Contractual Obligations

     On June 30, 2004, our contractual cash obligations, which consist solely of operating leases, were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	1-3 years	4-5 years	5 years
Lease Commitments	$19,722	$3,317	$11,799	$4,145	$461

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact upon our financial position, cash flows or results of operations.

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

     We incurred losses in the first and second quarter of 2004, in the first and third quarters of 2003 and in each quarter of 2002. As of June 30, 2004, we had an accumulated deficit of $201.7 million. Our revenues decreased 24% to $31.1 million for the six months ended June 30, 2004 compared with $40.7 million for the six months ended June 30, 2003. We believe the recent economic downturn within the software industry could continue to have an adverse effect on demand for our products and services, and therefore adversely affect our revenues as well. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, in recent years the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.

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

     Like most software companies, a significant proportion of our sales are concentrated near the end of each fiscal quarter. Failure to close even a relatively small number of license deals at quarter end can have a significant impact on our reported operating results for that quarter. In addition, there can be no assurance that deals that are not closed at the end of a fiscal quarter, will be entered into during any subsequent quarter. Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and professional services revenues from existing customers. While the list price for our software generally has been maintained over the past three years, in the first quarter of 2004, we reduced our list prices on purchases exceeding certain volumes. Additional volume based reductions in our list price could adversely affect our business, operating results and financial condition.

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

Failure by us to comply with the financial covenants in our line of credit or the refusal of our bank to renew this facility, could negatively impact our cash, cash equivalents and marketable securities balances.

     We renewed and amended our $20.0 million line of credit in the fourth quarter of 2003. This line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. While there were no outstanding borrowings under the facility at June 30, 2004, we have issued letters of credit totaling $10.6 million, which are supported by this facility. The letters of credit have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from August 2004 through August 2009. This revolving line of credit expires on November 25, 2004.

     The liquidity covenant in the line of credit mandates we maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. At July 31, 2004, we had $28.4 million in cash, including cash equivalents and marketable securities, which represents a decrease of $13.2 from $41.6 million in cash on December 31, 2003. The profitability covenant, which was modified in June 2004 pursuant to the Fifth Loan Modification Agreement, allows for net losses not to exceed: $5.0 million for the second quarter of 2004, $2.0 million for the third quarter of 2004 and $1.0 million for the fourth quarter of 2004. Our net loss was $4.2 million for the second quarter of 2004. In the event that we do not comply with any of the financial covenants within the line of credit or default on any of its provisions, the bank’s significant remedies include declaring all obligations immediately due and payable and ceasing to advance money or extend credit for our benefit.

     Accordingly, if we do not comply with any of the financial covenants in the line of credit or if our line of credit agreement expires, the bank may require outstanding letters of credit to be cash secured. If the bank required us to secure each outstanding letter of credit on a dollar for dollar basis, our cash, cash equivalents and marketable securities balances would decrease substantially.

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

     As of June 30, 2004 we had offices in the United Kingdom, France, Germany and Italy, and additionally had sales personnel in Spain. We derived 35% of our total revenues in the six months ended June 30, 2004 from customers outside the United States. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003. Our operations outside North America are subject to additional risks, including:

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

     In June 2003, we entered into an original equipment manufacturer, or OEM, agreement with IBM under which we agreed to offer IBM’s WebSphere Internet infrastructure software as part of our packaged software offerings. Market acceptance of our relationship with IBM is important to our future success and is subject to a number of significant risks, many of which are outside our control. These risks include:

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

The loss of technology licensed from third parties could delay our ability to deliver our products

     We rely in part on technology that we license from third parties, which is integrated into our internally developed software. For example, we have an agreement with a third-party vendor to supply search technology, which will terminate in December 2006 and may only be terminated for breach prior to then. Third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. The loss of any significant technology license could cause delays in our ability to deliver our products or services until equivalent technology is developed internally or equivalent third-party technology, if available, is identified, licensed and integrated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since

June 30, 2004.

     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound, Euro and Australian dollar that are remeasured each reporting period with any exchange gains and losses recorded in the Company’s Consolidated Statements of Operations. Based on currency exposures existing at June 30, 2004, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at June 30, 2004, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 19, 2004. At the meeting, Ilene H. Lang was re-elected as a Class II Director. The vote with respect to Ms. Lang’s election is set forth below:

		Total Vote Withheld From
	Total Vote for Ms. Lang	Ms. Lang
Ms. Lang	61,464,049	1,423,955

     Additional Directors whose terms of office continue after the meeting are Phyllis S. Swersky, John R. Held, Mary E. Makela, Paul G. Shorthose, and Robert D. Burke. David B. Elsbree was appointed to our Board of Directors in June, 2004.

     The stockholders also approved an amendment of our Amended and Restated 1996 Stock Option Plan to among other things allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not provided for in the plan and extend the term of the plan until December 31, 2013. The vote on this matter was 7,998,224 shares for, 7,407,700 shares against and 148,616 shares abstaining, with 47,333,464 broker non-votes.

     The stockholders also approved an amendment of our Amended and Restated 1999 Outside Director Stock Option Plan, to among other things allow for the grant of restricted stock awards and extend the term of the plan until December 31, 2013. The vote on this matter was 8,066,289 shares for, 7,329,837 shares against and 158,414 shares abstaining, with 47,333,464 broker non-votes.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.25 Loan arrangement between the Registrant and Silicon Valley dated June 16, 2004

     10.26 5th Loan Modification Agreement between the Registrant and Silicon Valley Bank dated June  , 2004

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

Date: August 9, 2004