Form 10-Q
period 2004-09-30
ART TECHNOLOGY GROUP INC
filed 2004-11-09
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
Yes  ☒      No  ☐

     As of November 5, 2004 there were approximately 107,642,858 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$21,911	$31,934
Marketable securities	3,061	9,650
Accounts receivable, net of reserves of $760 ($799 in 2003)	13,877	15,364
Prepaid expenses and other current assets	1,866	1,949

Total current assets	40,715	58,897
Property and equipment, net	2,694	3,751
Long term marketable securities	4,775	—
Other assets	3,980	4,712

	$52,164	$67,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,806	$1,146
Accrued expenses	9,850	12,363
Deferred revenue	14,008	14,915
Accrued restructuring, short-term	4,221	9,427

Total current liabilities	29,885	37,851
Accrued restructuring, less current portion	6,199	8,572
Commitments and contingencies (Notes 8 and 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized — 10,000,000 shares Issued and outstanding — no shares		—
Common stock, $0.01 par value Authorized — 200,000,000 shares Issued and outstanding — 74,171,424 shares and 72,936,165 shares at September 30, 2004 and December 31, 2003, respectively	742	729
Additional paid-in capital	220,028	218,927
Deferred compensation	—	(11)
Accumulated deficit	(201,674)	(195,691)
Accumulated other comprehensive loss	(3,016)	(3,017)

Total Stockholders’ Equity	16,080	20,937

	$52,164	$67,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product license	$6,376	$5,001	$15,884	$21,971
Services	11,105	11,008	32,739	34,769

Total revenues	17,481	16,009	48,623	56,740
Cost of revenues:
Product license	447	530	1,177	1,661
Services	4,916	4,616	14,826	15,460

Total cost of revenues	5,363	5,146	16,003	17,121

Gross profit	12,118	10,863	32,620	39,619
Operating expenses:
Research and development	3,676	4,187	11,956	14,028
Sales and marketing	6,624	7,567	21,196	24,449
General and administrative	1,946	2,321	5,615	7,351
Restructuring benefit	—	—	—	(5,442)

Total operating expenses	12,246	14,075	38,767	40,386

Loss from operations	(128)	(3,212)	(6,147)	(767)
Interest and other income, net	175	17	192	868

Income (loss) before provision for income taxes	47	(3,195)	(5,955)	101
(Benefit) provision for income taxes	(4)	—	28	—

Net income (loss)	$51	$(3,195)	$(5,983)	$101

Basic net income (loss) per share	$0.00	$(0.04)	$(0.08)	$0.00

Diluted net income (loss) per share	$0.00	$(0.04)	$(0.08)	$0.00

Basic weighted average common shares outstanding	73,882	72,052	73,486	71,503

Diluted weighted average common shares outstanding	74,151	72,052	73,486	73,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,983)	$101
Adjustments to reconcile net income (loss) to net cash used in operating activities– stock-based compensation	11	117
Depreciation and amortization	1,451	3,237
Non-cash restructuring charge	—	1,013
Loss on disposal of fixed assets, net	125	121
Changes in current assets and liabilities–
Accounts receivable, net	1,487	12,842
Prepaid expenses and other current assets	83	149
Other assets	707	(1,263)
Accounts payable	660	(593)
Accrued expenses	(2,513)	(6,599)
Deferred revenues	(907)	(1,566)
Accrued restructuring	(7,579)	(30,018)

Net cash used in operating activities	(12,458)	(22,459)

Cash flows from investing activities:
Purchases of marketable securities	(8,640)	(11,140)
Maturities of marketable securities	10,454	22,876
Purchases of property and equipment	(451)	(956)
Proceeds from sale of equipment	—	91
Decrease in other assets	25	168

Net cash provided by (used in) investing activities	1,388	11,039

Cash flows from financing activities:
Proceeds from exercise of stock options	384	546
Proceeds from employee stock purchase plan	730	861

Net cash provided by financing activities	1,114	1,407

Effect of foreign exchange rate changes on cash and cash equivalents	(67)	(793)
Net decrease in cash and cash equivalents	(10,023)	(10,806)
Cash and cash equivalents, beginning of period	31,934	45,829

Cash and cash equivalents, end of period	$21,911	$35,023

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

     The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

     On November 1, 2004 the Company completed its acquisition of Primus Knowledge Solutions, Inc. (Primus) (see Note 14). The accompanying consolidated financial statements do not include the accounts of Primus.

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

     Had compensation expense for ATG’s stock plans been recorded consistent with the fair value method under SFAS 123, the pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$51	$(3,195)	$(5,983)	$101
Add: Stock-based compensation expense included in reported income (loss)	—	18	11	117
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,245)	(9,562)	(14,203)	(34,578)

Pro forma net loss	$(3,194)	$(12,739)	$(20,175)	$(34,360)

Basic and diluted net income (loss) per share —
As reported	$0.00	$(0.04)	$(0.08)	$0.00
Pro forma	$(0.04)	$(0.18)	$(0.27)	$(0.48)

          Amendments to the Amended and Restated 1996 Stock Option Plan and the 1999 Outside Director Stock Option Plan

     During the three months ended June 30, 2004, shareholders approved resolutions to further amend the Amended and Restated 1996 Stock Option Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and extended the term of the plan until December 31, 2013. Additionally, shareholders approved resolutions to further amend the Amended and Restated 1999 Outside Director Stock Option Plan (the Director Plan) to allow for the grant of restricted stock and extend the term of the Director Plan until December 31, 2013. Pursuant to the amendments to the Director Plan, $2,500 of each outside director’s annual retainer will be paid in the form of restricted stock.

(3) NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed under SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the dilutive effect, if any, of common stock equivalents, which consist of stock options, using the treasury stock method.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$51	$(3,195)	$(5,983)	$101

Weighted average common shares outstanding	73,882	72,052	73,486	71,503
Weighted average common stock equivalents outstanding:
Employee stock options	269	—	—	1,895

Total weighted average common stock and common stock equivalents	74,151	72,052	73,486	73,398

Basic net income (loss) per share	$0.00	$(0.04)	$(0.08)	$0.00

Diluted net income (loss) per share	$0.00	$(0.04)	$(0.08)	$0.00

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

     ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from the date of delivery. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales to the resellers. ATG does not grant its resellers the right of return or price protection.

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

(5) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     ATG accounts for investments in marketable securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At September 30, 2004 and December 31, 2003, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 8.3 months and 3.5 months at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 the average maturity of the marketable securities classified as long-term was 16.2 months. At September 30, 2004 and December 31, 2003, the difference between the amortized cost and market value of ATG’s marketable securities were gains (losses) of approximately ($58,000) and $4,000, respectively. At September 30, 2004 and December 31, 2003, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Cash and cash equivalents–
Cash	$3,667	$11,767
Money market accounts	15,771	20,167
U.S. Government Agency	1,799	—
Commercial paper	674

Total cash and cash equivalents	$21,911	$31,934

Marketable securities–
Corporate securities	$7,836	$8,642
U.S. Government Agency	—	1,008

Total marketable securities	$7,836	$9,650

(6) COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$51	$(3,195)	$(5,983)	$101
Foreign currency translation income (loss)	(29)	(5)	1	(807)

Comprehensive income (loss)	$22	$(3,200)	$(5,982)	$(706)

     The accumulated other comprehensive loss at both September 30, 2004 and December 31, 2003 of $ 3.0 million consisted entirely of the cumulative foreign currency translation adjustment.

(7) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, to assess performance and allocate resources. ATG’s chief operating decision-makers, as defined under SFAS 131, are the members of its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two major offerings: software licenses and services. ATG evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

     Revenues from sources outside of the United States were approximately $3.6 million and $4.7 million for the three months ended September 30, 2004 and 2003, respectively, and $14.4 million and $19.5 million for the nine months ended September 30, 2004 and 2003, respectively. ATG’s revenue from international sources was primarily generated from customers located in Europe and Asia/Pacific. All of ATG’s software licenses for the three and nine months ended September 30, 2004 and 2003 were delivered from its headquarters located in the United States.

     The following table represents the percentage of total revenues by geographic region from customers for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	80%	70%	70%	66%
United Kingdom (UK)	4	10	10	15
Europe, Middle East and Africa (excluding UK)	15	16	17	15
Other	1	4	3	4

	100%	100%	100%	100%

(8) LONG-TERM OBLIGATIONS

     Credit Facility

     Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit was increased to $20 million.

     Effective November 25, 2003, ATG modified its existing revolving line of credit with the Bank. This $20 million line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant requires that ATG maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. The profitability covenant, which was modified in June 2004 pursuant to the Fifth Loan Modification Agreement, allows for net losses not to exceed: $5.0 million for the second quarter of 2004, $2.0 million for the third quarter of 2004 and $1.0 million for the fourth quarter of 2004. ATG is required to maintain $25 million in unrestricted cash, which includes cash equivalents and marketable securities, at the Bank. In the event ATG’s cash balances at the Bank fall below $25 million, ATG will be required to pay fees and expenses to compensate the Bank for lost income. At September 30, 2004, ATG was in compliance with all amended related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable; (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding Letters of Credit (LC’s) at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on November 25, 2004.

     While there were no outstanding borrowings under the facility at September 30, 2004, ATG has issued LC’s totaling $10.3 million, which are supported by this facility. The LC’s have been issued in favor of various landlords and equipment vendors to secure lease obligations pursuant to leases expiring from December 2005 through August 2009. The line of credit bears interest at the Bank’s prime rate (4.75% at September 30, 2004). As of September 30, 2004, approximately $9.7 million was available under the facility.

(9) COMMITMENTS AND CONTINGENCIES

     Leases

     ATG has offices, primarily for sales and support personnel, in 8 domestic locations as well as four foreign countries. At September 30, 2004, ATG has issued $10.3 million of LC’s under its line of credit in favor of various landlords and equipment vendors to secure lease obligations, which expire from 2004 through 2009. The approximate future minimum payments of ATG’s facility leases and certain operating equipment leases at September 30, 2004, are as follows (in thousands):

Operating
Leases
Remainder of 2004	$1,673
2005	6,752
2006	5,135
2007	2,299
2008	1,847
Thereafter	461

Total future minimum lease payments	$18,167

     The $18.2 million in future minimum lease payments includes $11.6 million of obligations on facilities that are included in the Company’s restructuring accrual. The $11.6 million was reduced to a $10.1 million restructuring accrual after taking into consideration contracted and estimated sublease income, vacancy periods and operating costs of the various subleased properties (Note 10).

     Rent expense included in the accompanying statements of operations was $1.2 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, and $3.6 million and $4.2 million for the nine months ended September 30, 2004 and 2003, respectively. Rent expense does not include $1.1 million and $1.8 million for the three months ended September 30, 2004 and 2003 and $3.8 million and $6.6 million for the nine months ended September 30, 2004 and 2003, respectively, in rent charged to the restructuring accrual.

     Indemnifications

     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2004.

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

(10) RESTRUCTURING

     During the years ended 2003, 2002 and 2001, the Company recorded net restructuring charges (benefits) of ($10.5) million,

$19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, in order to help move the Company towards profitability. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2003 charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88) and Staff Accounting Bulletin (SAB) 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), SFAS 88 and SAB 100.

2001 Actions

     Actions taken by the Company in 2001 included the consolidation and closure of excess facilities, a worldwide workforce reduction, the write off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, the Company recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, the Company recorded a restructuring charge of $31.4 million. In connection with these actions, the Company also recorded an impairment charge in cost of product licenses for purchased software of $1.4 million. Total restructuring charges for 2001 totaled $75.6 million.

     A summary of the restructuring accrual activity in 2004 is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2003	Payments	September 30, 2004
Facilities-related costs and impairments	$10,208	$2,915	$7,293
Employee severance, benefits and related costs	229	—	229

Total	$10,437	$2,915	$7,522

     Facilities-Related Costs and Impairments

     During 2001, the Company recorded facility-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprised excess rental space for offices worldwide, net of estimates for vacancy periods and sublease income based on the then-current real estate market data, and related write offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to excess office facilities. The estimated sublease income was $25.9 million and based on rental rates ranging from $18 to $40 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 10 to 15 months. During the fourth quarter of 2001, the Company recorded an adjustment to increase the facility-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. The sublease income was adjusted by decreasing anticipated sublease rates from the range of $18 to $40 to the range of $18 to $35 per square foot and extending the initial vacancy periods by approximately 9 months. In addition, the Company reduced its lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which is being paid ratably over 4.5 years.

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

     The leasehold improvements, which will continue to be in use, related to the facilities the Company vacated and is subleasing or attempting to sublease, were written down to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations were not and will not be sufficient to recover the carrying value of the assets. Furniture and fixtures were written down to their fair value based on the expected discounted cash flows they will generate over their remaining economic lives. Because these assets ceased being used as of the end of the period in which the write-downs were recorded, the fair value of these assets was estimated to be zero. The assets were abandoned and disposed of at the time of the charge.

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

     Asset Impairments

     The asset impairment charges included the write off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organization acquisitions completed in 2000. The Company closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, the Company recorded an impairment charge of approximately $1.4 million in cost of product license revenues related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to the Company.

     Marketing Costs and Legal & Accounting

     The Company recorded charges of $851,000 to write off certain prepaid costs for future marketing services to their fair value of zero due to changes in the Company’s product development strategy. As a result, the prepaid marketing cost had no future utility to the Company. During 2002, the Company unexpectedly was able to recoup $536,000 and recorded a credit for the amount received. During 2001, the Company also recorded $405,000 for legal and accounting services incurred in connection with the 2001 restructuring action.

     The 2001 actions were substantially completed by February 28, 2002.

2002 Actions

     Actions taken by the Company in 2002 included the consolidation and closure of excess facilities, a worldwide workforce reduction and the write off of certain idle assets. In the fourth quarter of 2002, the Company recorded a restructuring charge $18.2 million.

     A summary of the restructuring accruals activity in 2004 related to the 2002 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31,		September 30,
	2003	Payments	2004
Facilities-related costs and impairments	$5,887	$4,535	$1,352

Total	$5,887	$4,535	$1,352

     Facilities-Related Costs and Impairments

     During 2002, the Company recorded facilities-related charges of $14.6 million, which included $12.0 million for operating lease obligations, net of estimated sublease income using assumptions about vacancy periods and sublease income based on the then-current real estate market data. These charges related to office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included write offs of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1.2 million. The lease charge was for office space the Company vacated and intended to sublease. The estimated sublease income was $4.8 million and based on rental rates ranging from $23 to $35 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 12 to 21 months.

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

     As a result of this action and the actions taken in 2001, the Company wrote off certain computer equipment and software, aggregating $1.2 million, and furniture and fixtures, aggregating $507,000, which were no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic lives and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, the Company wrote off leasehold improvements, which will continue to be in use, related to the facilities it is attempting to sublease, to their fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.

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

2003 Actions

     As a result of several reorganization decisions, the Company undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by the Company included the closure of excess facilities, a worldwide workforce reduction and the write off of certain idle assets.

     A summary of the restructuring accruals activity in 2004 is as follows (in thousands):

	Balance at		Balance at
	December 31,		September 30,
	2003	Payments	2004
Facilities-related costs and impairments	$1,614	$83	$1,531
Employee severance, benefits and related costs	61	46	15

Total	$1,675	$129	$1,546

Second Quarter 2003 Action

     During the quarter ended June 30, 2003, the Company recorded an initial restructuring charge of $2.0 million. The Company also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

     Facilities-Related Costs and Impairments

     During the second quarter of 2003, the Company recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter, as a result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with SFAS 146, the Company recorded the present value of the net lease obligation.

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

     Facilities-Related Costs and Impairments

     The Company recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space the Company vacated and intended to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 and based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, the Company determined that it was unlikely it will sublet this space before its lease expires resulting in an additional charge of $198,000. In accordance with SFAS 146, the Company recorded the present value of the net lease obligation.

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

     As of September 30, 2004 the Company had an accrued restructuring liability of $10.4 million, of which $7.5 million related to 2001 restructuring charges, $1.4 million related to 2002 restructuring charges, and $1.5 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $6.2 million.

     Abandoned Facilities Obligations

     At September 30, 2004, the Company had lease arrangements related to six abandoned facilities. The lease arrangements with respect to five of these facilities are ongoing, and the other facility is the subject of a lease settlement arrangement under which the Company is obligated to make payments through 2006. All locations for which the Company has recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations	2004	2005	2006	2007	2008	2009	Total
Cambridge, MA*	$517	$2,069	$1,035				3,621
Cambridge, MA	34	137	91				262
Waltham, MA	366	1,466	1,466	1,466	1,466	366	6,596
Chicago, IL	131	524	393				1,048
San Francisco, CA	28	111	111	111			361
Reading, UK	145	579	579	579	579	181	2,642

Facility obligations, gross	$1,221	$4,886	$3,675	$2,156	$2,045	$547	14,530
Contracted and assumed sub-let income	(317)	(435)	(1,104)	(1,263)	(1,218)	(304)	(4,641)

Net cash obligations	$904	$4,451	$2,571	$893	$827	$243	9,889

Assumed sub-lease income	$—	$—	$200	$300	$200	$100	800

*	Represents a location for which the Company has executed a lease settlement agreement.

(11) LITIGATION

     The Company and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain former officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against the Company and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the Company filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by a former officer of the Company and is the subject of motions to dismiss and summary judgment filed by the Company on August 31, 2004 currently pending before the Court. Management continues to believe the remaining claim against the Company is without merit, and intends to defend the action vigorously.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(12) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). The Company has determined that the functional currency of its foreign subsidiaries is the local currency. As a result, the Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at quarter-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying

Condensed Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates in effect during each respective reporting period. Gains and losses from foreign currency translation are credited or charged to Accumulated Other Comprehensive Loss included in Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets. The Company recorded foreign currency related gains (losses) of $51,000 and $(191,000) respectively, for the three months ended September 30, 2004 and 2003, and $(40,000) and $262,000, respectively, for the nine months ended September 30, 2004 and 2003.

(13) CONCENTRATION OF CREDIT RISK

     To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers. ATG maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. At September 30, 2004 one customer balance, comprising product and services invoices, accounted for 26% of accounts receivable. There were no customers at December 31, 2003 that accounted for more than 10% of accounts receivable.

(14) SUBSEQUENT EVENTS

     Acquisition of Primus Knowledge Solutions, Inc.

     In August 2004, the Company entered into a definitive agreement to acquire Primus Knowledge Solutions, Inc. (Primus) in a stock transaction valued at approximately $35.7 million. Primus provides software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, and web (intranet and internet) self-service and electronic communication channels. Under the terms of the agreement, each Primus shareholder was to receive 1.3567 shares of Common Stock for each share of Primus common stock. The acquisition was completed in November 2004 and has resulted in the issuance of approximately 33.5 million shares of ATG common stock.

     The acquisition will result in identifiable intangible assets, including developed technology, customer relationships and non-competition agreements. The final determination of their values is subject to the completion of an appraisal.

     In October 2003, ServiceWare Technologies, Inc. filed suit against our Primus subsidiary in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by ServiceWare. Primus filed an answer denying liability and asserting counterclaims against ServiceWare, including allegations of interference, defamation and unfair competition. ServiceWare subsequently asserted certain reply counterclaims against Primus. We refer to this action, including the related counterclaims and reply claims, as the ServiceWare Lawsuit.

     On November 1, 2004, ServiceWare, Primus and ATG entered into a settlement agreement in which, without any admission of liability by either party, ServiceWare and Primus agreed to dismiss the ServiceWare Lawsuit with prejudice, and to deliver to each other mutual general releases. ServiceWare agreed to grant to Primus and its affiliates a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue and a covenant not to sue under those patents. Primus agreed to pay ServiceWare the sum of $800,000 in cash and to issue to ServiceWare, immediately prior to the closing of our acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000. ATG has agreed to guarantee the obligation of Primus to make the specified cash payment.

     Costs Associated with Exit or Disposal Activities

     In October 2004, the Company effected headcount reductions and facilities consolidation under a plan of termination. The plan includes a worldwide headcount reduction and a reduction in the amount of space occupied by the Company in its headquarters facility in Cambridge, Massachusetts. The reductions are being undertaken to better align the Company’s headcount with management’s revenue projections and changing staffing requirements as a result of strategic product realignments and the Company’s acquisition of Primus. The facilities consolidation reflects management’s judgment that the space to be vacated is not needed in order to efficiently run the Company’s operations.

     The Company expects to incur material charges under this plan during the fourth quarter of 2004, including costs of employee severance and lease costs associated with vacated premises. Management has not yet completed its analysis of the costs associated with implementation of this plan, and therefore is not yet in a position to make a good faith estimate of the amount, or range of amounts, of these costs.

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

     As of September 30, 2004 we had offices in France, Germany, Italy, the United Kingdom and the United States. Revenues from customers outside the United States accounted for 20% and 30% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and 29% and 34% for the nine months ended September 30, 2004 and 2003, respectively.

Acquisition of Primus Knowledge Solutions, Inc.

     In August 2004, the Company entered into a definitive agreement to acquire Primus Knowledge Solutions, Inc. (Primus) in a stock transaction valued at approximately $35.7 million. Primus provides software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, and web (intranet and internet) self-service and electronic communication channels. Under the terms of the agreement, each Primus shareholder was to receive 1.3567 shares of Common Stock for each share of Primus common stock. The acquisition was completed in November 2004 and has resulted in the issuance of approximately 33.5 million shares of ATG common stock.

     The acquisition will result in identifiable intangible assets, including developed technology, customer relationships and non-competition agreements. The final determination of their values is subject to the completion of an appraisal. These intangible assets will be amortized over their respective useful lives resulting in increased quarterly operating expenses.

     As a result of the transaction, we expect to incur certain charges in the fourth quarter of 2004, including integration and other expenses. The integration expenses may include the elimination of duplicative facilities, operational realignment expenses and related workforce reductions. We expect to incur material charges pursuant to the integration during the fourth quarter of 2004, including costs of employee severance and lease costs associated with vacated premises. Management has not yet completed its analysis of the costs associated with implementation of this plan, and therefore is not yet in a position to make a good faith estimate of the amount, or range of amounts, of these costs

     The acquisition of Primus will favorably impact our software and service revenues. Additionally, the acquisition will result in increased research and development, sales and marketing and general and administrative expenses. The acquisition will result in identifiable intangible assets, including developed technology, customer relationships and non-competition agreements.

     In October 2003, ServiceWare Technologies, Inc. filed suit against our Primus subsidiary in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by ServiceWare. Primus filed an answer denying liability and asserting counterclaims against ServiceWare, including allegations of interference, defamation and unfair competition. ServiceWare subsequently asserted certain reply counterclaims against Primus. We refer to this action, including the related counterclaims and reply claims, as the ServiceWare Lawsuit.

     On November 1, 2004, ServiceWare, Primus and ATG entered into a settlement agreement in which, without any admission of liability by either party, ServiceWare and Primus agreed to dismiss the ServiceWare Lawsuit with prejudice, and to deliver to each other mutual general releases. ServiceWare agreed to grant to Primus and its affiliates a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue and a covenant not to sue under those patents. Primus agreed to pay ServiceWare the sum of $800,000 in cash and to issue to ServiceWare, immediately prior to the closing of our acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000. ATG has agreed to guarantee the obligation of Primus to make the specified cash payment.

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

     In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements, which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically our software licenses do not include significant post-delivery obligations to be fulfilled by us and payments are due within a three-month period from the date of delivery. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales to the resellers. We do not grant our resellers the right of return or price protection.

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

Restructuring Expenses

     During 2003, 2002 and 2001, we recorded net restructuring (benefits) charges of ($10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin, and Staff Accounting Bulletin 100, (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At September 30, 2004, there are various accruals recorded for the costs to exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our current restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we terminate our lease obligations prior to the scheduled termination dates. Such changes had a material impact to our operating results in 2003 and could have a material impact on our operating results in the future. In October 2004, we effected headcount reductions and facilities consolidation under a plan of termination. We expect to incur material charges under this plan during the fourth quarter of 2004.

     In order to estimate the costs related to our restructuring efforts, in 2003, 2002 and 2001, management made its best estimates of the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to charges for excess facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The most significant of these estimates related to the timing and extent of future sublease income that would reduce our lease obligations. Included in our accrued restructuring balance at September 30, 2004 was estimated sublease income of $$800,000, net of adjustments. We based our estimates of sublease income on, among other things, (a) opinions of independent real estate experts, (b) current market conditions and rental rates, (c) an assessment of the time period over which reasonable estimates could be made, (d) the status of negotiations with potential subtenants and (e) the locations of the facilities. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, the actual results will depend on our success in negotiating with lessors, the time periods required for us to locate and contract with suitable sublessees and the market rental rates at the time of such subleases. Adjustments to the facilities reserve may be required if actual lease settlement costs or sublease income differ from the amounts previously estimated. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in our financial statements for such quarter based on management’s then-current estimates.

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

Accounting for Income Taxes

     We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes (SFAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. At September 30, 2004 and December 31, 2003, we have provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability.

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

Results of Operations

     The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Product license	36%	31%	33%	39%
Services	64	69	67	61

Total revenues	100	100	100	100
Cost of revenues:
Product license	3	3	2	3
Services	28	29	31	27

Total cost of revenues	31	32	33	30
Gross margin	69	68	67	70

OPERATING EXPENSES:
Research and development	21	26	25	25
Sales and marketing	38	47	44	43
General and administrative	11	14	12	13
Restructuring costs	—	—	—	(9)

Total operating expenses	70	88	80	72

LOSS FROM OPERATIONS	(1)	(20)	(13)	(1)
Interest and Other Income, Net	1	—	1	2

Income (loss) before benefit from income taxes	0	(20)	(12)	0

PROVISION FOR INCOME TAXES	—	—	—	—

Net income (loss)	0%	(20)%	(12)%	0%

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of product license revenues	7%	11%	7%	8%
Gross margin on product license revenues	93%	89%	93%	92%
Cost of services revenues	44%	42%	45%	44%
Gross margin on services revenues	56%	58%	55%	56%

Three and nine months ended September 30, 2004 and 2003

Revenues

     Total revenues increased 9% to $17.5 million for the three months ended September 30, 2004 from $16.0 million for the three months ended September 30, 2003 and decreased 14% to $48.6 million for the nine months ended September 30, 2004 from $56.7 million for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2004 was primarily attributable to a multi-million dollar contract that was delayed at June 30, 2004 and closed during the third quarter of 2004. The decrease for the nine months ended September 30, 2004 was primarily attributable to longer sales cycles, delayed purchasing decisions and reduced Information Technology related spending by our customers, along with a shift in our business focus from infrastructure products to application products, particularly in the e-commerce and self-service area. Our focus in 2004 has been principally on e-commerce and self-service applications.

     Revenues generated from international customers decreased to $3.6 million, or 20% of total revenues, for the three months ended September 30, 2004, from $4.7 million, or 29% of total revenues, for the three months ended September 30, 2003, and decreased to $14.4 million, or 30% of total revenues, for the nine months ended September 30, 2004, from $19.5 million, or 34% of total revenues for the nine months ended September 30, 2003.

     One customer, a reseller, accounted for more than 10% of total revenues for the three months ended September 30, 2004. No customer accounted for more than 10% of total revenues for the three months ended September 30, 2003 or the nine months ended September 30, 2004 or 2003.

Product License Revenues

     Product license revenues increased 27% to $6.4 million for the three months ended September 30, 2004 from $5.0 million for the three months ended September 30, 2003 and decreased 28% to $15.9 million for the nine months ended September 30, 2004 from $22.0 million for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2004 was primarily attributable to a multi-million dollar contract that was delayed at June 30, 2004 and closed during the third quarter of 2004. The decrease for the nine months ended September 30, 2004 was primarily attributable to longer sales cycles, delayed purchasing decisions and reduced Information Technology related spending by our customers, along with a shift in our business focus from infrastructure products to application products, particularly in the e-commerce and self-service area. As a result we experienced decreases in product license revenues relating to both our infrastructure products business and our application products business. Our focus in 2004 has been principally on e-commerce and self-service applications.

     Product license revenues generated from international customers decreased to $632,000 for the three months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003. The decrease in international product revenue was attributable to not having closed any large international deals during the third quarter of 2004. Product license revenues generated from international customers decreased to $5.0 million for the nine months ended September 30, 2004 from $9.3 million for the nine months ended September 30, 2003.

     Product license revenues as a percentage of total revenues for the three months ended September 30, 2004 and 2003 were 36% and 31%, respectively, and for the nine months ended September 30, 2004 and 2003 were 33% and 39%, respectively.

     Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable payment terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 20 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from quarter to quarter depending on the revenues from large deals, if any, closed through this channel during a quarter. One reseller accounted for greater than 10% of our revenues for the three months ended September 30, 2004. No resellers accounted for greater than 10% of our revenues for the three months ended September 30, 2003 or the nine months ended September 30, 2004 or 2003.

     The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Reseller revenues	$3,877	$1,071	$4,895	$5,339
% of product revenues	61%	2%	31%	24%

Services Revenues

     Services revenues increased 1% to $11.1 million for the three months ended September 30, 2004 from $11.0 million for the three months ended September 30, 2003 and decreased 6% to $32.7 million for the nine months ended September 30, 2004 from $34.8 million for the nine months ended September 30, 2003. The decrease for the nine months ended September 30, 2004 was primarily attributable to decreased services volume associated with lower product license revenues as well as a reduction in our services capacity due to reduced headcount in professional services.

     Support and maintenance revenues were 61% of total services revenues for the three months ended September 30, 2004 as compared to 73% for the three months ended September 30, 2003 and 63% of total services revenues for the nine months ended September 30, 2004 as compared to 68% for the nine months ended September 30, 2003. Support and maintenance revenues decreased for the three and nine months ended September 30, 2004 due to a combination of declining product revenues in prior periods and some customers electing to decrease or terminate their support coverage.

Cost of Product License Revenues

     Cost of product license revenues includes salary and related benefits costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products and royalties paid to vendors whose technology is incorporated into our products.

     Cost of product license revenues decreased 16% to $447,000 for the three months ended September 30, 2004 from $530,000 for the three months ended September 30, 2003 and decreased 29% to $1.2 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2004 is due to reduced royalties as a percentage of product revenues. The decrease for the nine months ended September 30, 2004 is primarily related to lower product revenues during 2004, which resulted in lower royalties paid on third party software embedded into our products, and an impairment charge related to purchased software recorded in the quarter ended June 30, 2003, which did not recur in 2004.

     For both the three months ended September 30, 2004 and 2003, cost of product license revenues as a percentage of total revenues was 3%, and for the nine months ended September 30, 2004 and 2003 was 2% and 3%, respectively.

Gross Margin on Product License Revenues

     For the three months ended September 30, 2004 and 2003, gross margin on product license revenues was 93%, or $5.9 million, and 89%, or $4.5 million, respectively, and for the nine months ended September 30, 2004 and 2003 was 93%, or $14.7 million, and 92%, or $20.3 million, respectively. The increase in gross margin for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 is due primarily to reduced royalties as a percentage of product revenues during the three months ended September 30, 2004. The increase in gross margin percentage for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 is due primarily to an impairment charge related to purchased software recorded in the quarter ended June 30, 2003, which did not recur in 2004.

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

     Cost of services revenues increased to $4.9 million for the three months ended September 30, 2004 from $4.6 million for the three months ended September 30, 2003 and decreased 4% to $14.8 million for the nine months ended September 30, 2004 from $15.5 million for the nine months ended September 30, 2004. The increase for the three months ended September 30, 2004 was due primarily to an increase in outside services. Of the decrease for the nine months ended September 30, 2004 approximately 25% was the result of reduced compensation costs due to a reduction in our professional services work force. The remainder of the decrease was due to a decrease in rent expense, operating costs and lower infrastructure expenses as a result of our restructuring efforts.

     For the three months ended September 30, 2004 and 2003, cost of services revenues as a percentage of total revenues was 28% and 29% and for the nine months ended September 30, 2004 and 2003 was 31% and 27%, respectively.

Gross Margin on Services Revenues

     For the three months ended September 30, 2004 and 2003, gross margin on services revenues was 56%, or $6.2 million, and 58%, or $6.4 million, respectively, and for the nine months ended September 30, 2004 and 2003 was 55%, or $17.9 million, and 56%, or $19.3 million, respectively.

Research and Development Expenses

     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

     Research and development expenses decreased 12% to $3.7 million for the three months ended September 30, 2004 from $4.2 million for the three months ended September 30, 2003 and decreased 15% to $12.0 million for the nine months ended September 30, 2004 from $14.0 million for the nine months ended September 30, 2003. The decreases were primarily attributable to a reduction in our workforce and resulting decreases in salaries and related benefits and to a lesser extent, to reduced operating expenses as a result of our restructuring efforts. The decreases were offset in part by an increase in outside services and professional fees.

     Research and development expenses as a percentage of total revenues was 21% and 26% for the three months ended September 30, 2004 and 2003, respectively, and were 25% for both the nine months ended September 30, 2004 and 2003.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

     Sales and marketing expenses decreased 12% to $6.6 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003 and decreased 13% to $21.2 million for the nine months ended September 30, 2004 from $24.4 million for the nine months ended September 30, 2003. The decreases are primarily attributable to a reduction in the workforce of our sales and marketing group, a reduction in our spending on marketing programs and, for the nine months ended September 30, 2004, a reduction in commissions from decreased product revenues. Approximately 35% of the decrease for the three month period, and 75% of the decrease for the nine month period was related to a decrease in compensation, commissions and benefits costs. The remainder of the decrease was due to a decrease in operating expenses resulting from our restructuring efforts and decreased spending on marketing programs, offset in part by increased spending on professional and recruitment fees.

     Sales and marketing expenses as a percentage of total revenues were 38% and 47% for three months ended September 30, 2004 and 2003, respectively, and were 44% and 43% for the nine months ended September 30, 2004 and 2003, respectively.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

     General and administrative expenses decreased 16% to $1.9 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003 and decreased 24% to $5.6 million for the nine months ended September 30, 2004 from $7.4 million for the nine months ended September 30, 2003. Approximately 73% of the decrease for the three month period, and 59% of the decrease for the nine month period was related to a decrease in our workforce, with the remainder related to decreases in rent expense and facilities related charges and other operating expenses resulting from our restructuring efforts and cost containment initiatives, offset by an increase in professional services comprising legal and accounting costs.

     For the three months ended September 30, 2004 and 2003, general and administrative expenses as a percentage of total revenues were 11% and 14%, respectively and for the nine months ended September 30, 2004 and 2003 were 12% and 13%, respectively.

Restructuring (Benefit) Charges

     During the years ended 2003, 2002 and 2001, we recorded net restructuring charges (benefits) of ($10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused us to significantly scale back our prior growth plans, resulting in a significant reduction in our workforce and consolidation of our facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused us to further evaluate our marketing, sales and service resource capabilities as well as our overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as we continued to refine our business strategy and to consider future revenue opportunities, we took further restructuring actions to reduce costs, including product development costs, in order to help move us towards profitability.

     The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2003 charges were recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88) and Staff Accounting Bulletin (SAB) 100,

Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), SFAS 88 and SAB 100.

2001 Actions

     Actions taken by us in 2001 included the consolidation and closure of excess facilities, a worldwide workforce reduction, the write off of certain unrealizable assets and settling certain obligations that had no future benefit. In the second quarter of 2001, we recorded a restructuring charge of $44.2 million, and in the fourth quarter of 2001, we recorded a restructuring charge of $31.4 million. In connection with these actions, we also recorded an impairment charge in cost of product licenses for purchased software of $1.4 million. Total restructuring charges for 2001 totaled $75.6 million.

     A summary of the restructuring accruals activity in 2004 related to the 2001 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31,2003	Payments	September 30, 2004
Facilities-related costs and impairments	$10,208	$2,915	$7,293
Employee severance, benefits and related costs	229	—	229

Total	$10,437	$2,915	$7,522

     Facilities-Related Costs and Impairments

     During 2001, we recorded facility-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprised excess rental space for offices worldwide, net of estimates for vacancy periods and sublease income based on the then-current real estate market data, and related write offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to excess office facilities. The estimated sublease income was $25.9 million and based on rental rates ranging from $18 to $40 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 10 to 15 months. During the fourth quarter of 2001, we recorded an adjustment to increase the facility-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. The sublease income was adjusted by decreasing anticipated sublease rates from the range of $18 to $40 to the range of $18 to $35 per square foot and extending the initial vacancy periods by approximately 9 months. In addition, we reduced our lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which is being paid ratably over 4.5 years.

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

     The leasehold improvements, which will continue to be in use, related to the facilities we vacated and are subleasing or attempting to sublease, were written down to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations were not and will not be sufficient to recover the carrying value of the assets. Furniture and fixtures were written down to their fair value based on the expected discounted cash flows they will generate over their remaining economic lives. Because these assets ceased being used as of the end of the period in which the write-downs were recorded, the fair value of these assets was estimated to be zero. The assets were abandoned and disposed of at the time of the charge.

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

     Asset Impairments

     The asset impairment charges included the write off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organization acquisitions completed in 2000. We closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, we recorded an impairment charge of approximately $1.4 million in cost of product license revenues related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to us.

     Marketing Costs and Legal & Accounting

     We recorded charges of $851,000 to write off certain prepaid costs for future marketing services to their fair value of zero due to changes in our product development strategy. As a result, the prepaid marketing cost had no future utility to us. During 2002, we unexpectedly were able to recoup $536,000 and recorded a credit for the amount received. During 2001, we also recorded $405,000 for legal and accounting services incurred in connection with the 2001 restructuring action.

     The 2001 actions were substantially completed by February 28, 2002.

2002 Actions

     Actions taken by us in 2002 included the consolidation and closure of excess facilities, a worldwide workforce reduction and the write off of certain idle assets. In the fourth quarter of 2002, we recorded a restructuring charge $18.2 million.

     A summary of the restructuring accruals activity in 2004 related to the 2002 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31,		September 30,
	2003	Payments	2004
Facilities-related costs and impairments	$5,887	$4,535	$1,352

Total	$5,887	$4,535	$1,352

     Facilities-Related Costs and Impairments

     During 2002, we recorded facilities-related charges of $14.6 million, which included $12.0 million for operating lease obligations, net of estimated sublease income using assumptions about vacancy periods and sublease income based on the then-current real estate market data. These charges related to office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included write offs of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1.2 million. The lease charge was for office space we vacated and intended to sublease. The estimated sublease income was $4.8 million and based on rental rates ranging from $23 to $35 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 12 to 21 months.

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

     As a result of this action and the actions taken in 2001, we wrote off certain computer equipment and software, aggregating $1.2 million, and furniture and fixtures, aggregating $507,000, which were no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, we wrote off leasehold improvements, which will continue to be in use, related to the facilities we are attempting to sublease, to their fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.

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

2003 Actions

     As a result of several reorganization decisions, we undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by us included the closure of excess facilities, a worldwide workforce reduction and the write off of certain idle assets.

     A summary of the restructuring accruals activity in 2004 related to the 2003 restructuring actions is as follows (in thousands):

	Balance at		Balance at
	December 31,		September 30,
	2003	Payments	2004
Facilities-related costs and impairments	$1,614	$83	$1,531
Employee severance, benefits and related costs	61	46	15
Total	$1,675	$129	$1,546

Second Quarter 2003 Action

     During the quarter ended June 30, 2003, we recorded an initial restructuring charge of $2.0 million. We also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

     Facilities-Related Costs and Impairments

     During the second quarter of 2003, we recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space we vacated and intended to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter, as a result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with SFAS 146, we have recorded the present value of the net lease obligation.

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

     As a result of a reduction of employees and the closure of one office location, we wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic lives. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used prior to September 30, 2003 and were disposed of by December 31, 2003. In addition, we wrote off leasehold improvements to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     As of September 30, 2004 we had an accrued restructuring liability of $10.4 million, of which $7.5 million related to 2001 restructuring charges, $1.4 million relates to 2002 restructuring charges, and $1.5 million related to 2003 restructuring charges. The long-term portion of the accrued restructuring liability was $6.2 million.

     Abandoned Facilities Obligations

     At September 30, 2004, we had lease arrangements related to six abandoned facilities. The lease arrangements with respect to five of these facilities are ongoing, and the other facility is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

Lease Locations	2004	2005	2006	2007	2008	2009	Total
Cambridge, MA*	$517	$2,069	$1,035				3,621
Cambridge, MA	34	137	91				262
Waltham, MA	366	1,466	1,466	1,466	1,466	366	6,596
Chicago, IL	131	524	393				1,048
San Francisco, CA	28	111	111	111			361
Reading, UK	145	579	579	579	579	181	2,642

Facility obligations, gross	$1,221	$4,886	$3,675	$2,156	$2,045	$547	14,530
Contracted and assumed sub-let income	(317)	(435)	(1,104)	(1,263)	(1,218)	(304)	(4,641)

Net cash obligations	$904	$4,451	$2,571	$893	$827	$243	9,889

Assumed sub-lease income	$—	$—	$200	$300	$200	$100	800

*	Represents a location for which we have executed a lease settlement agreement.

     Rental rates vary from $15.00 per square foot to $30.00 per square foot depending upon local market rates. Remaining vacancy periods as of September 30, 2004 vary from 9 months to 24 months depending upon rentable square feet in the local market and recent vacancy histories. Rental assumptions or sublease start dates may vary considerably from the above assumptions, which could cause us to take an additional charge. If the estimated sublease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional $138,000 in our statement of operations for restructuring and other related charges. In addition, we have a history of settling lease obligations favorably as compared with the amounts we have accrued, which could result in a benefit.

Interest and Other Income (Expense), Net

     Interest and Other Income (Expense), Net increased to $175,000 for the three months ended September 30, 2004 from $17,000 for the three months ended September 30, 2003 and decreased to $192,000 for the nine months ended September 30, 2004 from $868,000 for the nine months ended September 30, 2003. The increase for the three month period was primarily due to an increase in foreign currency related gains of $242,000, offset by a decrease in interest income due to lower balances of cash, cash equivalents and marketable securities. The decrease for the nine months was primarily due to a decrease in foreign currency related gains of $302,000 offset by decreased interest income due to lower balances of cash, cash equivalents and marketable securities.

Provision for Income Taxes

     As a result of net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance. In the first quarter of 2004 we reversed previously accrued taxes of $105,000 also due to changes in estimates of potential amounts due, which was offset by current year tax provision of $133,000 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At October 31, 2004, we had $19.8 million in cash and cash equivalents and $7.8 million in marketable securities.

     Cash used in operating activities was $12.5 million for the nine months ended September 30, 2004. This consisted of operating losses of $6.0 million, a decrease in accrued restructuring of $7.6 million, a decrease in accrued expenses of $2.5 million, offset by depreciation and amortization of $1.5 million and a decrease in accounts receivable of $1.7 million. Other changes in working capital items consisted primarily of a $907,000 decrease in deferred revenue, and an increase in accounts payable of $650,000 and accrued expenses of $707,000. Cash used in operating activities was $22.5 million for the nine months ended September 30, 2003. This consisted of income from operations of $101,000, depreciation and amortization of $3.2 million, non-cash restructuring charges of $1.0 million, a decrease in accounts receivable of $12.8 million, offset by a decrease in accrued restructuring of $30.0 million. Other changes in working capital items consisted primarily of $6.6 million in cash used for accrued expenses and a decrease in deferred revenues of $1.6 million.

     Our investing activities for the nine months ended September 30, 2004 provided $714,000 and consisted primarily of net maturities of marketable securities of $1.1 million, partially offset by capital expenditures of $451,000. Our investing activities for the nine months ended September 30, 2003 provided $11.0 million and consisted primarily of net maturities of marketable securities of $11.7 million, partially offset by capital expenditures of $956,000 and a decrease in other assets of $168,000.

     Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2004, representing proceeds from the employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2003 representing proceeds from the employee stock purchase plan and the exercise of stock options.

Accounts Receivable and Days Sales Outstanding

     Our accounts receivable balance and days sales outstanding, or DSO, as of September 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
DSO	72	88
Accounts Receivable	$13,877	$15,364

     We note that as of September 30, 2004 the DSO had decreased from the DSO at December 31, 2003 due to improved collections during the nine months ended September 30, 2004.

     At September 30, 2004 one customer balance, comprising product and services invoices, accounted for 26% of accounts receivable. There were no customers at December 31, 2003 that accounted for more than 10% of accounts receivable.

Credit facility

     Effective June 13, 2002, we entered into a $15 million revolving line of credit with Silicon Valley Bank, or the Bank, which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million.

     Effective November 25, 2003, we modified our existing working capital facility with the Bank. Our $20 million line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant requires that we maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. The profitability covenant, which was modified in June 2004 pursuant to the Fifth Loan Modification Agreement, allows for net losses not to exceed: $5.0 million for the second quarter of 2004, $2.0 million for the third quarter of 2004 and $1.0 million for the fourth quarter of 2004. We are required to maintain $25 million in unrestricted cash, which includes cash equivalents and marketable securities, at the Bank. In the event our cash balances at the Bank fall below $25 million, we will be required to pay fees and expenses to compensate the Bank for lost income. At September 30, 2004, we were in compliance with all amended related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include:

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

     While there were no outstanding borrowings under the facility at September 30, 2004, we have issued LC’s totaling $10.3 million, which are supported by this facility. The LC’s have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from November 2004 through August 2009. The line of credit bears interest at the Bank’s prime rate (4.25% at September 30, 2004). As of September 30, 2004, approximately $9.7 million was available under the facility.

Contractual Obligations

     On September 30, 2004, our contractual cash obligations, which consist solely of operating leases, were as follows (in thousands):

	Payments Due by Period
		Remainder of
Contractual Obligations	Total	2004	1-3 years	4-5 years	5 years
Lease Commitments	$18,167	$1,673	$11,887	$4,146	$461

Acquisition of Primus Knowledge Solutions, Inc.

     As a result of the Primus transaction, we expect to incur certain charges in the fourth quarter of 2004, including integration and other expenses. The integration expenses may include the elimination of duplicative facilities, operational realignment expenses and related workforce reductions. We expect to incur material charges pursuant to the integration during the fourth quarter of 2004, including costs of employee severance and lease costs associated with vacated premises. Management has not yet completed its analysis of the costs associated with implementation of this plan, and therefore is not yet in a position to make a good faith estimate of the amount, or range of amounts, of these costs, or the timing of the cash expenditures related to these costs.

     In October 2003, ServiceWare Technologies, Inc. filed suit against our Primus subsidiary in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by ServiceWare. Primus filed an answer denying liability and asserting counterclaims against ServiceWare, including allegations of interference, defamation and unfair competition. ServiceWare subsequently asserted certain reply counterclaims against Primus. We refer to this action, including the related counterclaims and reply claims, as the ServiceWare Lawsuit.

     On November 1, 2004, ServiceWare, Primus and ATG entered into a settlement agreement in which, without any admission of liability by either party, ServiceWare and Primus agreed to dismiss the ServiceWare Lawsuit with prejudice, and to deliver to each other mutual general releases. ServiceWare agreed to grant to Primus and its affiliates a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue and a covenant not to sue under those patents. Primus agreed to pay ServiceWare the sum of $800,000 in cash and to issue to ServiceWare, immediately prior to the closing of our acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000.

     At November 1, 2004 Primus had approximately $4.3 million in cash and cash equivalents.

Costs Associated with Exit or Disposal Activities

     In October 2004, the Company effected headcount reductions and facilities consolidation under a plan of termination. The plan includes a worldwide headcount reduction and a reduction in the amount of space occupied by the Company in its headquarters facility in Cambridge, Massachusetts. The reductions are being undertaken to better align the Company’s headcount with management’s revenue projections and changing staffing requirements as a result of strategic product realignments and the Company’s impending acquisition of Primus Knowledge Solutions, Inc. The facilities consolidation reflects management’s judgment that the space to be vacated is not needed in order to efficiently run the Company’s operations.

     The Company expects to incur material charges under this plan during the fourth quarter of 2004, including costs of employee severance and lease costs associated with vacated premises. Management has not yet completed its analysis of the costs associated with implementation of this plan, and therefore is not yet in a position to make a good faith estimate of the amount, or range of amounts, of these costs.

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

     Failure of our recent Primus acquisition to achieve its potential benefits could harm our business and operating results.

     We recently acquired our subsidiary Primus Knowledge Solutions, Inc. The acquisition will not achieve its anticipated benefits unless we are successful in combining our operations and integrating our products in a timely manner. Integration will be a complex, time consuming and expensive process and may result in disruption of our operations and revenues if not completed in a timely and efficient manner. We are only recently beginning to operate as a combined organization using common:

•	sales, marketing, service and support organizations;

•	information and communications systems;

•	operating procedures;

•	accounting systems and financial controls; and

•	human resource practices, including benefit, training and professional development programs.

     There may be substantial difficulties, costs and delays involved in integrating Primus into our business. These could include:

•	problems with compatibility of business cultures;

•	customer perception of an adverse change in service standards, business focus, billing practices or product and service offerings;

•	costs and inefficiencies in delivering products and services to our customers;

•	problems in successfully coordinating our research and development efforts;

•	difficulty in integrating sales, support and product marketing;

•	costs and delays in implementing common systems and procedures, including financial accounting systems; and

•	the inability to retain and integrate key management, research and development, technical sales and customer support personnel.

     Further, we cannot assure you that we will realize any of the anticipated benefits and synergies of the acquisition. Any one or all of the factors identified above could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate Primus successfully would have a material adverse effect on our business, financial condition and results of operations.

     The substantial costs of our Primus acquisition could harm our financial results.

     In connection with our acquisition of Primus, we incurred substantial costs. These include fees to investment bankers, legal counsel, independent accountants and consultants, costs associated with the solicitation of proxies, and printing and other fees and expenses related to our special meeting to approve the transaction, as well as costs associated with the elimination of duplicative facilities, operational realignment expenses and related workforce reductions and costs associated with the resolution of contingent liabilities of Primus. If the benefits of the acquisition do not exceed the associated costs, including any dilution to our stockholders resulting from the issuance of shares of our common stock in the transaction, our financial results, including earnings per share, could suffer, and the market price of our common stock could decline.

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

     In October 2003, ServiceWare Technologies, Inc. filed suit against our Primus subsidiary in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by ServiceWare. Primus filed an answer denying liability and asserting counterclaims against ServiceWare, including allegations of interference, defamation and unfair competition. ServiceWare subsequently asserted certain reply counterclaims against Primus. We refer to this action, including the related counterclaims and reply claims, as the ServiceWare Lawsuit.

     On November 1, 2004, ServiceWare, Primus and ATG entered into a settlement agreement in which, without any admission of liability by either party, ServiceWare and Primus agreed to dismiss the ServiceWare Lawsuit with prejudice, and to deliver to each other mutual general releases. ServiceWare agreed to grant to Primus and its affiliates a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue and a covenant not to sue under those patents. Primus agreed to pay ServiceWare the sum of $800,000 in cash and to issue to ServiceWare, immediately prior to the closing of our acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000. We may be required to incur substantial costs in defending other similar litigation in the future, which could have a material adverse effect on our operating results and financial condition.

We may not be able to sustain or increase our revenue or attain profitability on a quarterly or annual basis, which could lead to a material decrease in the price of our common stock.

     We incurred losses in the first and second quarter of 2004, in the first and third quarters of 2003 and in each quarter of 2002. As of September 30, 2004, we had an accumulated deficit of $201.7 million. Our revenues decreased 14% to $48.6 million for the nine months ended September 30, 2004 compared with $56.7 million for the nine months ended September 30, 2003. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, in recent years the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the internet as a channel for consumer branded retail and financial services companies. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.

Turnover in our personnel may impair our ability to develop and implement a business strategy, which could have a material adverse effect on our operating results and common stock price.

     Members of our management team, including executives with significant responsibilities in our in our sales, marketing and research and development operations, have left us during the past few years for a variety of reasons, and we cannot assure you that there will not be additional departures. These changes in management, and any future similar changes, may be disruptive to our operations. In addition, equity incentives such as stock options constitute an important part of our total compensation program for management, and the volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain our management team.

     We rely heavily on our direct sales force. We have recently restructured and reduced the size of our sales force. Changes in the structure of our sales force have generally resulted in temporary lack of focus and reduced productivity.

     We have recently restructured our research and development group, which could result in interruptions in product development and reduced productivity.

     In addition, the success of our recent Primus acquisition will depend in part on the retention of personnel critical to our business and operations due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with us until plans with regard to these employees are announced or executed. Some Primus employees may not want to work for us. In addition, competitors may seek to recruit employees during the integration, as is common in high technology mergers. If we are unable to retain personnel that are critical to the successful integration and our future operations, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.

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

     Like most software companies, a significant proportion of our sales are concentrated near the end of each fiscal quarter. Failure to close even a relatively small number of license deals at quarter end can have a significant impact on our reported operating results for that quarter. In addition, there can be no assurance that deals that are not closed at the end of a fiscal quarter, will be entered into during any subsequent quarter. Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and professional services revenues from existing customers. While the list price for our software generally has been maintained over the past three years, in the first quarter of 2004, we reduced our list prices on purchases exceeding certain volumes. Additional volume-based reductions in our list price could adversely affect our business, operating results and financial condition.

We face intense competition in the market for internet online marketing, sales and service applications, and we expect competition to intensify in the future. This competition could cause our revenues to fall short of expectations, which could adversely affect our future operating results and our ability to grow our business.

     The market for online marketing, sales and services applications is intensely competitive, and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of web-based application software. We currently compete with internet application software vendors such as BroadVision and commerce, marketing and self-service vendors such as Chordiant, E.piphany and Kana. We also compete with platform application server products and vendors such as BEA Systems, IBM, and Microsoft, among others. In addition, we compete indirectly with portal software vendors such as Vignette (through its acquisition of Epicentric), SAP Portals, a subsidiary of SAP, and Plumtree and with customer relationship management vendors such as Siebel and PeopleSoft.

     The market for our Primus products is also rapidly evolving, and intensely competitive. Our Primus suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts. The high level of competition in this market has resulted in pricing pressures, which if such conditions continue or increase, could harm our results of operations. Some of the companies providing e-commerce, advanced natural language self service and traditional customer relationship management solutions that may compete with us include Amdocs/ Clarify, eGain, Inquira, iPhrase Technologies, Kana, Kanisa, Oracle, PeopleSoft, RightNow Technologies, ServiceWare, Siebel Systems and SupportSoft.

     In addition, competition may increase as a result of current competitors expanding their product offerings, new companies entering the market, software industry consolidations and formations of alliances among industry participants or with third parties. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that they can use to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. Moreover, our current and potential competitors, such as Microsoft, may bundle their products in a manner that may discourage users from purchasing our products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

     Since our potential customers often rely on third-party systems integrators to develop, deploy and manage websites for conducting commerce on the internet, we cultivate relationships with systems integrators to encourage them to support our products. We do not, however, have written agreements with our systems integrators, and they are not required to implement solutions that include our products or to maintain minimum sales levels of our products. Our revenues would be reduced if we fail to train a sufficient number of systems integrators adequately or if systems integrators devote their efforts to integrating or co-selling products of other companies. Any such reduction in revenue would not be accompanied by a significant offset in our expenses. As a result, our operating results would suffer and the price of our common stock probably would fall.

     Approximately 50% of our product license revenues in 2003 related to our relationships with systems integrators and value added resellers. Since a substantial portion of our product license revenues are related to our relationships with systems integrators and our potential customers often rely on third-parties to develop, deploy and manage websites for conducting commerce on the internet, we cultivate relationships with systems integrators and value added resellers to encourage them to create demand for and support our products.

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

     In addition to our acquisition of Primus, in the future, we may pursue additional acquisitions to obtain complementary businesses, products, services or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired business, product, service or technology might not perform as we expected. If we pursue an additional acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an additional acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations while preserving the goodwill of the acquired company. In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with employees and customers.

     Any of these outcomes could prevent us from realizing the anticipated benefits of our additional acquisitions. To pay for an acquisition, we might use stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced. We may be required to capitalize a significant amount of intangibles, including goodwill, which may lead to significant amortization charges. In addition, we may incur significant, one-time write offs and amortization charges. These amortization charges and write offs could decrease our future earnings or increase our future losses.

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

     We renewed and amended our $20.0 million line of credit in the fourth quarter of 2003. This line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. While there were no outstanding borrowings under the facility at October 31, 2004, we have issued letters of credit totaling $10.3 million, which are supported by this facility. The letters of credit have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from August 2004 through August 2009. This revolving line of credit expires on November 25, 2004.

     The liquidity covenant in the line of credit mandates that we maintain $25.0 million in cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility. At October 31, 2004, we had $27.6 million in cash, including cash equivalents and marketable securities, which represents a decrease of $14.0 million from $41.6 million in cash on December 31, 2003. The profitability covenant, which was modified in June 2004 pursuant to the fifth loan modification agreement, allows for net losses not to exceed: $5.0 million for the second quarter of 2004, $2.0 million for the third quarter of 2004 and $1.0 million for the fourth quarter of 2004. Our net loss was $4.2 million for the second quarter of 2004 and we had net income of $51,000 for the third quarter of 2004. In the event that we do not comply with any of the financial covenants within the line of credit or default on any of its provisions, the bank’s significant remedies include declaring all obligations immediately due and payable and ceasing to advance money or extend credit for our benefit.

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

     As of September 30, 2004 we had offices in the United Kingdom, France and Germany and Italy, and additionally had sales personnel in Spain. We derived 30% of our total revenues in the nine months ended September 30, 2004 from customers outside the United States. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003. Our operations outside North America are subject to additional risks, including:

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

     The impact of future exchange rate fluctuations on our operating results cannot be accurately predicted. We may increase the extent to which we denominate arrangements with international customers in the currencies of the countries in which the software or services are provided. From time to time we may engage in hedges of contracts denominated in foreign currencies. Any hedging policies implemented by us may not be successful, and the cost of these hedging techniques may have a significant negative impact on our operating results.

Our software products may contain errors or defects that could result in lost revenues, delayed or limited market acceptance, or product liability claims with substantial litigation costs.

     Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping the latest version of the ATG 6.3 suite of products in the third quarter of 2004. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

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

Our software offerings under our agreement with IBM may not achieve market acceptance, which may harm our business and operating results.

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

     We recently initiated a plan to effect a worldwide headcount reduction and a reduction in the amount of space we occupy in our headquarters facility in Cambridge, Massachusetts. We expect to incur material charges under this plan during the fourth quarter of 2004, including costs of employee severance and lease costs associated with vacated premises. During 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions resulted in recording a net restructuring benefit of $10.5 million during 2003. In January 2003, we publicly announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.1 million in the fourth quarter of 2002. In addition, we recorded a restructuring charge of $75.6 million in 2001. These restructuring activities require that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff has been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate. Our restructuring and consolidation activities will be further complicated by the need to integrate the operations of Primus with our other operations, which could make the risks described above more severe.

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

     We write our software in the Java computer programming language developed by Sun Microsystems and we incorporate Sun’s Java 2 Platform, Enterprise Edition, or J2EE, and Sun’s Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our ATG 6.3 Relationship Management Platform has been designed to support Sun’s J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source, (b) rewrite the technology ourselves or (c) rewrite portions of our software to accommodate the change or no longer use the technology.

     While a number of companies have introduced web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new ATG 6.3 Relationship Management Platform is designed to support J2EE standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

     Many of our Primus products run on Microsoft Windows NT, Microsoft Windows 2000, Sun Solaris UNIX and Linux. Some of these products require the use of third party software. Any change to our customers’ operating systems could require us to modify our Primus products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we supports may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft, Sun Solaris or J2EE operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers.

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

     Businesses use our ATG Adaptive Scenario Engine product to develop and maintain profiles to tailor the content to be provided to website visitors. When a visitor first arrives at a website, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor’s identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Adaptive Scenario Engine product tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user’s behavior on the website. Privacy concerns may cause visitors to resist providing the personal data or to avoid websites that track the Web behavioral information necessary to support our profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

Risks Related To The Securities Markets And Our Stock

     Our common stock price may continue to be volatile.

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.58 per share to $126.88 per share since our initial public offering in July 1999 and has ranged from $0.70 per share to $2.21 per share between January 1, 2004 and November 1, 2004. Fluctuations in market price and volume are particularly common among securities of internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in market valuations of internet and software companies;

•	our announcement of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	timing of completion of significant sales;

•	additions or departures of our key personnel;

•	future sales of our common stock; or

•	changes in financial estimates by securities analysts.

     We may incur significant costs from class action litigation.

     We currently are the subject of securities class action litigation. In addition, our Primus subsidiary is also subject to a securities class action litigation. If a court awards damages to the plaintiffs in these cases, the total amount could exceed the limit of our existing insurance. These litigations also may divert management’s attention and resources. For a further description of the pending litigation, see “Part II, Item 1. Legal Proceedings.” We may be the target of similar litigation in the future if the market for our stock becomes volatile. While we believe that we have an appropriate amount of insurance for class action lawsuits, we cannot be certain that the insurance coverage will be available or, if available, sufficient to cover our liability with respect to a specific future action that may be brought.

Our common stock may not continue to trade on the Nasdaq National Market, which could reduce the value of your investment and make your shares more difficult to sell.

     In order for our common stock to trade on the Nasdaq National Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. Recently, our common stock has traded at prices near and below $1.00. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, we could seek to have our common stock listed on the Nasdaq SmallCap Market. However, delisting of our common stock from the Nasdaq National Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of ATG and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to an SEC rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company.

     Certain provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable, which could reduce the market price of our common stock. These provisions include:

•	authorizing the issuance of “blank check” preferred stock;

•	providing for a classified board of directors with staggered, three-year terms;

•	providing that directors may only be removed for cause by a two-thirds vote of stockholders;

•	limiting the persons who may call special meetings of stockholders and prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	authorizing anti-takeover provisions.

     In addition, we adopted a shareholder rights plan in 2001 and Delaware law may further discourage, delay or prevent someone from acquiring or merging with us.

The regulatory environment surrounding accounting and corporate governance subjects us to certain legal uncertainties in the operation of our business and may increase the cost of doing business.

     We will face increased regulatory scrutiny associated with the highly publicized financial scandals and the various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002 and related regulations. Our management will review and will continue to monitor all of the accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and executive officer loan practices, and intend to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both the combined company and its executive officers and directors in monitoring and ensuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm the combined company’s business and prospects, including its ability to recruit and retain skilled officers and directors. In addition, it may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities Exchange Commission, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. It also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

We are incurring significant costs to comply with changing laws and we may need to report significant deficiencies or material weaknesses in our Annual Report, which could affect our operating results and cause our stock price to decline.

     Section 404 of the Sarbanes Oxley Act of 2002 requires that we evaluate and report on our systems of internal controls beginning with the Annual Report filed on form 10-K for 2004. In addition, our independent auditors must report on management’s evaluation of those controls. We are in the process of documenting and testing our systems of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing of our internal controls and the uncertainties of the interpretation of these new requirements, we cannot assure you that there will not be significant deficiencies or material weaknesses in our internal controls that would be required to be reported. A negative reaction by the equity markets to the reporting of a significant deficiency or material weakness could cause our stock price to decline.

     We are also spending an increased amount of management time and focus as well as external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure. This has caused us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. These additional expenses could adversely affect our operating results and the market price of our stock could suffer as a result.

     In addition, if we acquire companies with weak internal controls, it will take time to get the internal controls of the acquired company up to the same level of operating effectiveness as ours. Our inability to address these risks could negatively affect our operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since September 30, 2004.

     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The Company’s primary foreign currency exposures relate to its short-term intercompany balances with its foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound, Euro and Australian dollar that are remeasured each reporting period with any exchange gains and losses recorded in the Company’s Consolidated Statements of Operations. Based on currency exposures existing at September 30, 2004, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at September 30, 2004, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.

     In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against the Company and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the Company filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by a former officer of the Company and is the subject of motions to dismiss and motions for summary judgment filed by the Company on August 31, 2004 currently pending before the Court. Management continues to believe theremaining claim against the Company is without merit, and intends to defend the action vigorously.

     Our Primus subsidiary, former Primus officers and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of Primus’ initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus’ initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Primus common stock were sold in the Primus’ IPO contained certain false and misleading statements regarding the practices of Primus’ underwriters with respect to their allocation of shares of common stock in Primus’ IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused Primus’ post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. Primus has elected to participate in the settlement, which generally provides that Primus’ insurance carrier is responsible for any payments other than legal fees Primus incurred before June 2003. On March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers had agreed on the terms of the settlement. The court must still approve the settlement. If the settlement does not occur, and litigation against Primus continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to our business from this matter.

     In October 2003, ServiceWare Technologies, Inc. filed suit against our Primus subsidiary in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by ServiceWare. Primus filed an answer denying liability and asserting counterclaims against ServiceWare, including allegations of interference, defamation and unfair competition. ServiceWare subsequently asserted certain reply counterclaims against Primus. We refer to this action, including the related counterclaims and reply claims, as the ServiceWare Lawsuit.

     On November 1, 2004, ServiceWare, Primus and ATG entered into a settlement agreement in which, without any admission of liability by either party, ServiceWare and Primus agreed to dismiss the ServiceWare Lawsuit with prejudice, and to deliver to each other mutual general releases. ServiceWare agreed to grant to Primus and its affiliates a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue and a covenant not to sue under those patents. Primus agreed to pay ServiceWare the sum of $800,000 in cash and to issue to ServiceWare, immediately prior to the closing of our acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Amendment of a Material Definitive Agreement

           On November 8, 2004 we entered into an amended and restated employment agreement with Robert D. Burke, our president and chief executive officer. The amended and restated agreement amends our prior letter agreement with Mr. Burke, dated December 4, 2002 and amended on March 28, 2003, to provide, among other things, the following additional benefits to Mr. Burke:

•	upon our termination without cause of Mr. Burke's employment, or his termination of his employment for good reason, our payment to him of any annual bonus earned for our most recently completed fiscal year and not yet paid;

•	upon a change in control of our company, the vesting in full of all outstanding stock options and shares of restricted stock then held by Mr. Burke; and

•	upon a change in control of our company, our payment to Mr. Burke of the amount, if any, necessary to compensate him for any excise taxes that he may owe under Section 4999 of the Internal Revenue Code as a result of payments we make to him in connection with the change in control.

The above description of the amendment is qualified in its entirety by the full text of the amended and restated employment agreement, which is filed as exhibit 10.22 to this quarterly report and incorporated herein by reference.

Item 6. Exhibits

Item No.	Description

2.1(1)	Agreement and Plan of Merger dated as of August 10, 2004, by and among Art Technology Group, Inc., Autobahn Acquisition, Inc. and Primus Knowledge Solutions, Inc.

10.21	Change-in-control policy approved by Board of Directors.

10.22	Amended and Restated Employment Agreement with Rober D. Burke

31.1	Certifications of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)	Our current report on Form 8-K, filed on August 18, 2004.

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

Date: November 9, 2004