Form 10-K
period 2004-12-31
ART TECHNOLOGY GROUP INC
filed 2005-03-16
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-26679
Art Technology Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3141918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street Cambridge, Massachusetts (Address of principal executive offices)	02141 (Zip Code)
(617) 386-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value with Associated Preferred Stock Purchase Rights
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $88,194,000 based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2004.
      The number of shares of the registrant’s common stock outstanding as of March 11, 2005, was 108,892,161.
Documents Incorporated by Reference
      Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 25, 2005 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Consolidated Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Consolidated Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
PART III
Item 10.	Directors and Executive Officers of the Registrant	93
Item 11.	Executive Compensation	93
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item 13.	Certain Relationships and Related Transactions	93
Item 14.	Principal Accountant Fees and Services	93
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	93
SIGNATURES
	Signatures	97
EX-10.1 1996 Stock Option Plan
EX-10.2 1999 Outside Director Stock Option Plan
EX-10.4 Primus 1999 Non-Officer Stock Option Plan
EX-10.5 Primus 1999 Stock Incentive Compensation Plan
EX-10.28 Sixth Loan Modification Agreement
EX-10.29 Seventh Loan Modification Agreement
EX-10.32 Settlement Agreement Dated 11/01/2004
Subsidiaries
EX-23.1 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of P.E.O.
EX-31.2 Section 302 Certification of P.F.O.
EX-32.1 Section 906 Certification of P.E.O.
EX-32.2 Section 906 Certification of P.F.O.
      ATG, Art Technology Group and Dynamo are our registered trademarks, and ATG Scenario Personalization and ATG Data Anywhere Architecture are our service marks. This report also includes trademarks, service marks and trade names of other companies.

i

PART I

Item 1.	Business
Overview
      We deliver software solutions to help organizations market to, sell to and service their customers and partners, via the Web, email, contact centers and mobile devices. Our solutions can enhance our clients’ revenues, reduce their costs and improve their customers’ satisfaction. We also offer related services, including professional services, education, application hosting and support and maintenance. As a result of our recent acquisition of Primus Knowledge Solutions, Inc. (“Primus”) we also offer software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, Web (intranet and Internet) self-service and electronic communication channels. Businesses and governments can use our solutions to provide a more productive and satisfying experience to their customers. We seek to differentiate ourselves by designing applications that enable our customers to provide their customers a more consistent and more relevant experience across the various touch points of Web, email, contact centers and across the lifecycle of marketing, commerce and service. Our software delivers better consistency and relevancy by capturing and maintaining information about those customers’ personal preferences, online activity, and transaction and service history, and by using this information to deliver more personalized and contextual content to users.
      Our principal target markets are Global 2000 companies, government organizations, and other businesses that have large numbers of online users and utilize the Internet as a primary business channel. In the past, we (including our newly acquired subsidiary, Primus Knowledge Solutions, Inc.) have focused on providing our software and services to businesses in financial services, retail, media and entertainment, telecommunications, manufacturing, high-tech, consumer products and services industries. We have delivered online solutions to companies such as Best Buy, Kingfisher, Neiman Marcus, Target, Friends Provident, Merrill Lynch, Wells Fargo, HSBC, A&E Networks, Warner Music, Cingular, France Telecom, Philips, Procter & Gamble, Hewlett-Packard, American Airlines, InterContinental Hotels Group, US Army, and US Federal Aviation Administration.
      We historically have provided Internet commerce and software solutions, including an application server and application products. We believe that the development of infrastructure products, including our application server, has become increasingly standards driven and that in the future there will be limited opportunities to differentiate ourselves based on our application server. As a result, we are focusing principally on developing application products, including several new application products that were introduced in 2004 or acquired via our acquisition of Primus. We offer application products in the following three functional areas:

•	Our online commerce applications are designed for the development of large consumer-facing e-commerce sites and channel partner extranets, and are used by our clients to facilitate transactions with consumers and channel partners. We believe that, by using our online sales and marketing solutions together, our clients can create sophisticated promotions and offers that can drive incremental sales.

•	Our customer service applications are designed to decrease call-center and help-desk service costs, to improve the speed with which customer needs are met, and to increase customer loyalty and satisfaction. We believe our self-service solutions become more useful through the use of our advanced personalization capabilities, which are designed to increase the likelihood that customer inquiries will be managed online avoiding the need for costly contact center inquiry, and to more quickly and accurately respond to inquiries which are handled by the contact center.

•	Our marketing applications are designed to help businesses attract new customers, promote new offerings to existing customers, and improve the cost-effectiveness of existing marketing expenditures. Our clients use our software to maintain personalized, relevant email contact with their customers, and to integrate their online marketing activities with related sales and customer service initiatives. We strive to differentiate by providing better integration between email, Web and contact center marketing activities, and by enabling more personalized and relevant campaigns. Our products are designed to allow businesses to increase marketing effectiveness by visually defining desired customer experience activities and events that will drive desirable customer behavior.

Our Strategy
      Our objective is to be the industry leader in providing a comprehensive customer-facing software platform for companies striving to give their customers a more consistent and relevant online experience. We intend to achieve this objective by implementing the following key components of our strategy:

•	Facilitate integrated life cycle experience for customers. We believe that customers want to cross seamlessly between the information-gathering, purchase and service phases of their online activity. We believe that consumers expect marketing messages they receive to be informed by their purchase and service history (for example, they should not be offered a product which they have recently purchased), service responses to be informed by their purchase history (for example, answers should be relevant to the products they own), and e-commerce should be informed by their service history and response to marketing campaigns. Rather than focusing solely on marketing or sales or service, we design our core software functionality to allow our clients to provide their customers with an integrated online marketing, sales and service experience.

•	Develop new applications that operate on leading infrastructure products. We believe the development of infrastructure products has become standards driven, but that there is an opportunity for continued innovation relating to application products. We design our products to operate on leading J2EE application server platforms, including those from BEA and IBM, in addition to our own J2EE application server software. As a result, our application software can provide value to new and existing clients, across a wide range of infrastructure environments.

•	Leverage existing sales channels. We sell our products directly to end-users and through value-added resellers. In addition, approximately one-half of our product revenue is co-sold or influenced by a variety of business entities, including systems integrators, solution providers, technology partners and value-added resellers. We currently have a broad range of business alliances throughout the world, including large system integrators like Capgemini, EDS, HP Consulting , Bearing Point and CSC, as well as regional integrators such as Avenue A/ Razorfish, Blast Radius, Professional Access, Whittman Hart, McFadyen Consulting and Rikei. In most geographies and situations, our goal is to maintain close relationships directly with our clients and to motivate systems integrators to implement our applications in their projects and solution sets.

•	Leverage and expand service capabilities. We have extensive experience in Web application development and integration services, as well as knowledge management design and call-center systems deployment. Through our Professional and Education Services organizations, we provide services to train our systems integrators, value added resellers and complementary software vendors in the use of our products and offer consulting services to assist with customer implementations. We seek to motivate our business partners to provide joint implementation services to our end user customers. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of partners trained in the implementation and application of our products.

•	Grow managed services as an alternate delivery model. Prior to our acquisition of Primus, it had been deploying and operating its software in a managed services/hosted model for nearly four years. We intend to expand this capability to include most of our other products, and we will market it as an alternative delivery option to the class of customers we currently address.
Products
      We provide a comprehensive software solution set designed to allow companies to deploy marketing, commerce and service solutions and application developers to develop customized websites more effectively and efficiently. Our software is also designed to provide content administrators and marketing executives with greater flexibility in maintaining their website content and in optimizing their consumers’ experience in order to improve revenue and cost performance.
      Our products historically have included both application and infrastructure components. We are no longer actively marketing our infrastructure products, including our application server infrastructure products. We refer collectively to the application components that we are currently actively marketing as the ATG Customer Experience Platform. This product set includes:

•	ATG Adaptive Scenario Engine. This product provides a rich set of features to support online marketing, sales and service solutions. ATG Adaptive Scenario Engine collects and maintains customer profile information enabling consumer-facing applications to be personalized to the needs of a customer or customer segment. It also enables development of scenarios that model and respond to consumer behavior, guiding consumers through the data and processes appropriate to their situation. ATG Adaptive Scenario Engine incorporates a data repository integration capability. Some of our clients build custom applications directly on ATG Adaptive Scenario Engine, and our commerce, marketing and self-service application products utilize the capabilities of ATG Adaptive Scenario Engine.

•	ATG Commerce. This application provides a robust set of application components that allow our clients to create a customized experience for consumers, businesses and channel partners purchasing goods or services online, and facilitates administration by the online vendor. ATG Commerce’s functionality includes catalogs, product management, shopping carts, checkout, pricing management, merchandising, promotions, inventory management and business-to-business order management.

•	ATG Campaign Optimizer. This application enables marketing professionals to define comparative tests of different offers, promotions and product representations, sometimes called A/ B tests, to put those tests into production, specifying the segments of site visitors to be tested, and finally to receive reports on the test results. Other methods for testing campaigns often involve programming by expert developers, and sometimes even involve network infrastructure modifications. ATG Campaign Optimizer is designed to allow non-technical marketing professionals to create and execute comparative tests that can be used to increase the effectiveness of online marketing activities.

•	ATG Adaptive Customer Outreach. This application enables marketing professionals to design and deploy multi-step campaigns that include email, web interactions and external touch points. It is differentiated by its ability to target content, extend campaigns across many steps, and integrate Web interactions and email.

•	ATG Adaptive Customer Assistance. This application combines natural language search technology (acquired with Primus) with the customer profile repositories in the ATG Adaptive Scenario Engine to provide a personalized tool for answering consumers’ questions during the buying process and for self-service. ATG Adaptive Customer Assistance provides consumers with personal transactional information by, for example, facilitating automated replies to questions such as “How much is my account balance?” ATG Adaptive Customer Assistance also enables a consumer to take direct action through relevant links built into the results. The product includes capabilities for creating and maintaining the answer repository, and for consumer feedback.

•	ATG Content Administration. This application enables marketing professionals and others to create, manage, preview, and deploy content while ensuring proper quality control. The ATG Adaptive Scenario Engine and ATG Content Administration products provide the means to create and update dynamically changing content such as catalogs and offers for marketing campaigns.

•	ATG Knowledge Center. This knowledge management solution is used by call center agents and help-desk personnel to more quickly and accurately find the answers to customer inquiries and resolve problems (also known as assisted service). By doing so, they can improve the satisfaction of their customers, and also reduce service expense. We will strive to differentiate our assisted service products by integrating our personalization, commerce and marketing technologies, thus enabling more relevant answers, and facilitating cross- and up-selling as part of the service encounter.

•	ATG Communications Center. This inbound response solution facilitates the reception, categorization, routing, and answering of inbound queries received via email, Web forms and mobile devices. We will strive to differentiate this product by integrating it with the knowledge base common to our self- and assisted-service offerings.

•	ATG Search. This natural language search solution enables customers and agents to locate the answers, catalog items and other content they seek more quickly and more accurately, with fewer irrelevant responses.
      Our ATG Knowledge Center, ATG Communications Center and ATG Search products were acquired with our November 2004 acquisition of Primus.
      Our product license revenues were $23.3 million, or 34% of total revenues, in 2004; $27.1 million, or 37% of total revenues, in 2003; and $48.8 million, or 48% of total revenues, in 2002.
Services
      Our services organization provides a variety of consulting, design, application development, deployment, integration, training and support services in conjunction with our products. These services are provided through our professional services, education, application hosting and support and maintenance offerings.
      Professional Services. The primary goal of our Professional Services organization is to ensure customer satisfaction and the successful implementation of our application solutions. Our Professional Services include four primary service offerings:

•	Lifecycle Project Delivery. Our lifecycle project development capability builds upon our deep knowledge of best practices and the ATG Adaptive Delivery Framework methodology. Because we are responsible for the project from beginning to end, we can provide clients with a high-quality, structured experience from planning to post-deployment support.

•	Packaged Offerings. Our upgrade and migration packaged offerings are designed to provide clients with targeted services that can accelerate adoption of new versions of existing ATG products. We offer packaged offerings built to ease the implementation of newer products such as ATG Adaptive Customer Assistance. Our bundled implementation packages, which include best practices and methodologies, reduce the risk and increase the speed of implementation of products such as Content Administration and ATG Commerce.

•	Structured Enabling Services. Working with a service partner and the client or a designated team, we offer Structured Enabling Services to facilitate project success. Engaging our Professional Services organization gives partners and clients access to best practices that we have developed over hundreds of engagements. Structured Enabling Services also leverage the ATG Adaptive Delivery Framework methodology, while enabling the partner’s or client’s project team to complete a significant portion of the work.

•	Custom Solutions. We offer customized professional services solutions tailored to meet the specific needs of our clients across an entire project. Consulting services can include a combination of system architecture design, project management, Web design, technical training and business consulting services.
      Education. We provide a broad selection of educational programs designed to train customers and partners on our applications. This curriculum addresses the educational needs of developers, technical managers, business managers, and system administrators. ATG Education Services also offers an online learning program that complements our instructor-led training. Developers can become certified on our base product or our commerce product by taking a certification exam in a proctored environment. We also measure partner quality using a partner accreditation program that ensures ATG partners have the skills necessary to effectively assist our clients with implementations. We provide a full range of instructor-led solutions to assist clients with these key initiatives.

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
      Application Hosting Services. We offer our customers hosting services for the full spectrum of ATG applications. These services include the provisioning, management and monitoring of the application infrastructure including bandwidth, network, security, servers, operating system, enabling software, and ATG applications. In addition, we support our hosted customers on a 24 hours a day, seven days per week basis providing problem resolution services, application change management services, and the support for service level agreements related to application availability. Our application hosting services are available to customers that have purchased ATG product licenses or for customers who prefer application access/user fees to be included with monthly hosting services.
      Our services revenues were $45.9 million, or 66% of total revenues, in 2004; $45.3 million, or 63% of total revenues, in 2003; and $52.7 million, or 52% of total revenues, in 2002.
Markets
      Our principal target markets are Global 2000 companies, government organizations, and other businesses that have large number of online users and utilize the Internet as a primary business channel. Our clients represent a broad spectrum of enterprises within diverse industry sectors. The following is a partial list:
Consumer Retail

Best Buy Companies, Inc.
Cabela’s
J. Crew
Neiman Marcus
Restoration Hardware
Target Corporation
The Finish Line
Walgreens
Footlocker
Body Shop
American Eagle Outfitters
Financial Services

John Hancock Funds
Citicorp
Deutsche Bank
Ford Motor Credit
HSBC
Barclays Global Investors
MFS Investment Management
Dreyfus Services Corporation
Merrill Lynch
Pioneer Investments
Conseco

Manufacturing

Abbott Laboratories
Eastman Kodak
General Motors
Newell Rubbermaid
Procter & Gamble
Boeing
Nike
Communications & Technology

Adobe
BellSouth
Cisco
EMC
Palm One
Hewlett Packard
Intuit
Microsoft
Hitachi
Cingular
T-Mobile
Verisign
Travel Media and Entertainment

American Airlines
BMG Direct
Hilton Hotels
Hyatt
Intercontinental Hotels Group
Meredith Corporation
Nintendo
Reader’s Digest
Nokia
The MTVi Group
Warner Music
Knight-Ridder
Time, Inc.
Hotels.com
Media News Group
Elsevier

International

Airbus
Kingfisher
Direkt Anlage Bank
Pirelli
BBC Worldwide, Ltd.
Philips
Heidelberger Druckmaschinen
Lavazza
Hoffman la Roche
Premier Farnell
Royal Mail
Vodafone
France Telecom
Telefonica
Deutsche Post
LVMH
Orange PLC
IBM
Research and Development
      Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the services and sales organizations.
      Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products, which extend and enhance competitive product features. In 2004, we focused primarily on developing new and innovative applications, as well as integrating our products with external enterprise data sources. In line with these efforts, we have developed several new applications and aligned our research and development resources accordingly. Our research and development expenses were $16.2 million in 2004, $17.9 million in 2003 and $22.0 million in 2002.
Sales Coverage Model
      Our principal target markets are leading organizations with large constituencies who use the Internet as a primary business channel. We target these potential customers through our direct sales force and through channel partners, including systems integrators and other technology partners.
      Our direct sales force is compensated based on product and services sales made directly to end-users and through business partners. In addition to directly selling our products to end customers, we also sell our products in cooperation with our business partners. We provide our partners with sales and technical training in order to encourage them to create demand for our products and to extend our presence globally and regionally. Our sales training includes an introduction to our company and an overview of our products’ functionality, competitive advantages, packaging and pricing. We provide this training to business development personnel, project managers, alliance managers and sales representatives employed by our channel partners.
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

•	Our ATG Accredited Partner Program is intended to identify our most qualified partners. In order to become an accredited partner, a channel partner must complete sales training, obtain certifications and complete implementations of our software. This program helps our clients identify channel partners that are highly qualified to perform successful implementations of our software. As of December 31, 2004, we had 5 accredited partners.

      Set forth below is a partial list of organizations with which we have active selling and marketing relationships:
North America

Avenue A/ Razorfish
Blast Radius
Capgemini
Critical Mass
EDS
IBM
Immix Technology (federal government)
McFayden Consulting
Professional Access
Computer Sciences Corporation (federal government)
Whittman Hart
International

Europe, Middle East and Africa

Al-Faris Information Technologies
AMG.net
Atos-Origina Integration SAS
Capgemini
CSC Computer Sciences Limited
Coheris
Conexus Limited
EDS
E-Tree
European Technology Consultants (ETC)
SDG Consulting
Sequenza SPA
Unilog
Valoris

Asia and Pacific Rim

HP Japan
Rikei Corporation (Japan)
XM Sydney
D2C2 Taiwan Limited
      As of December 31, 2004, in addition to offices throughout the United States, we had offices located in the United Kingdom, Northern Ireland, and sales personnel located in France, Germany, Italy and Spain. Our revenues from sources outside the United States were $22.8 million, or 33% of total revenue, in 2004, $25.3 million, or 35% of total revenue, in 2003 and $30.1 million, or 30% of total revenue, in 2002.

Competition
      The market for online sales, marketing and customer-service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We currently have four primary sources of competition:

•	e-commerce application vendors, such as IBM, Microsoft and Blue Martini;

•	e-commerce business process outsourcers, including Amazon, Digital River and GSI Commerce;

•	marketing and customer-service application vendors, including natural language, self-service and traditional customer relationship management application vendors, such as RightNow Technologies, Unica, Chordiant, E.piphany, Kana, eGain, Inquira, iPhrase Technologies and ServiceWare, some which may have a vertical industry focus, which may assist them in competing for customers in those industries; and

•	in-house development efforts by potential customers or partners.
      We compete against these alternative solutions by focusing on an integrated customer experience for online sales, marketing and customer-service. We believe our solutions provide our clients with a rapid time to return on investment, attractive long-term total cost of ownership, a way to present a single view of themselves to their customers, the ability to improve the productivity and effectiveness of customer interactions, and the flexibility to adapt to rapidly changing and often unpredictable market needs.
      We seek to provide our clients with a rapid time to return on investment through out-of-the-box functionality for online sales (e-commerce), marketing and service built on a flexible, component architecture that is practical and cost-effective to customize. These capabilities can enable our clients to get to market quickly in a manner that exploits their competitive advantages — which helps drive their return on investment.
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
      We support the adoption of open application server infrastructure by our existing and new customers and plan to work closely with other platform vendors to increase the value customers receive from our products regardless of the platform they select. We intend to focus our future development and marketing efforts on applications rather than on infrastructure software like Web application servers, and as a result we expect our business and operating results will be less affected by competition with infrastructure software vendors such as BEA Systems and IBM.

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
Employees
      As of December 31, 2004, we had a total of 332 employees. Of our employees, 95 were in research and development, 87 in sales and marketing, 103 in services and 47 in general and administrative. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. In addition, under outsourcing arrangements we employ the services of approximately 34 persons at centers in India and Belarus who perform product development and sustaining engineering activities. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.
Internet Address and SEC Reports
      We maintain a website with the address www.atg.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also include on our website the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and Nasdaq.
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

Risks Related To Our Business

We expect our revenues and operating results to continue to fluctuate for the foreseeable future, and the price of our common stock is likely to fall if quarterly or annual results are lower than the expectations of securities analysts.
      Our revenues and operating results have varied from quarter to quarter in the past, and are likely to vary significantly from quarter to quarter in the foreseeable future. If our quarterly or annual results fall below our expectations and those of securities analysts, the price of our common stock is likely to fall. A number of factors are likely to cause variations in our operating results, including:

•	fluctuating economic conditions, particularly as they affect our customers’ willingness to implement new e-commerce solutions;

•	the timing of sales and revenue recognition of our products and services;

•	the timing of customer orders and product implementations;

•	delays in introducing new products and services;

•	the mix of revenues derived from products and services;

•	timing of hiring and utilization of services personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales;

•	increased expenses, whether related to sales and marketing, product development or administration; and

•	costs related to possible acquisitions of technologies or businesses.
      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The results of one quarter or a series of quarters should not be relied upon as an indication of our future performance.

Failure of our recent Primus acquisition to achieve its potential benefits could harm our business and operating results.
      We recently acquired our subsidiary Primus Knowledge Solutions, Inc. The acquisition will not achieve its anticipated benefits unless we are successful in combining our operations and integrating our products in a timely manner. Integration is a complex, time consuming and expensive process and may result in disruption of our operations and revenues if not completed in a timely and efficient manner. We are only recently beginning to operate as a combined organization using common:

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
      Our professional services may involve the development of custom software applications for specific customers. In some cases, customers retain ownership or impose restrictions on our ability to use the technologies developed from these projects. Issues relating to the ownership of software can be complicated, and disputes could arise that affect our ability to resell or reuse applications we develop for customers.
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
      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. For example, in October 2003, ServiceWare Technologies, Inc. filed suit against our Primus subsidiary, alleging that Primus had infringed United States patents owned by ServiceWare. On November 1, 2004, we entered into a settlement agreement with ServiceWare in which we obtained a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue and Primus agreed to pay ServiceWare $800,000 in cash and to issue to ServiceWare shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000. We may be required to incur substantial costs in defending other similar litigation in the future, which could have a material adverse effect on our operating results and financial condition.

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
      We incurred losses in the first, second and fourth quarters of 2004, in the first and third quarters of 2003 and in each quarter of 2002. As of December 31, 2004, we had an accumulated deficit of $205.2 million. Our revenues decreased 5% to $69.2 million for the year ended December 31, 2004 compared with $72.5 million for the year ended December 31, 2003. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, in recent years the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current industry conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.

Turnover in our personnel may impair our ability to develop and implement a business strategy, which could have a material adverse effect on our operating results and common stock price.
      Members of our management team, including executives with significant responsibilities in our sales, marketing and research and development operations and executives of our newly acquired Primus subsidiary, have left us during the past few years for a variety of reasons, and we cannot assure you that there will not be additional departures. These changes in management, and any future similar changes, may be disruptive to our operations. In addition, equity incentives such as stock options constitute an important part of our total compensation program for management, and the volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain our management team.
      We rely heavily on our direct sales force. In connection with our Primus acquisition, we have recently restructured and reduced the size of the combined sales force. Changes in the structure of our sales force have generally resulted in temporary lack of focus and reduced productivity.
      We have recently restructured our research and development group in connection with the Primus acquisition, which could result in interruptions in product development and reduced productivity.

      In addition, the success of our recent Primus acquisition will depend in part on the retention of personnel critical to our business and operations due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with us until plans with regard to these employees are announced or executed. Several senior Primus executives have resigned, and other Primus employees may not want to continue to work for us. In addition, competitors may seek to recruit employees during the integration, as is common in high technology mergers. If we are unable to retain personnel that are critical to the successful integration and our future operations, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.

Our lengthy sales cycle makes it difficult to predict our quarterly results and causes variability in our operating results.
      Our long sales cycle, which can often take several months, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past.
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
      Like most software companies, a significant proportion of our sales are concentrated near the end of each fiscal quarter. Failure to close or be able to recognize anticipated revenues on even a relatively small number of license deals at quarter end can have a significant impact on our reported operating results for that quarter. In addition, there can be no assurance that deals that are not closed at the end of a fiscal quarter, will be entered into during any subsequent quarter. Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and professional services revenues from existing customers.

We face intense competition in the market for Internet online marketing, sales and service applications, and we expect competition to intensify in the future. This competition could cause our revenues to fall short of expectations, which could adversely affect our future operating results and our ability to grow our business.
      The market for online marketing, sales and services applications is intensely competitive, and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with e-commerce and marketing vendors such as IBM, E.piphany Unica and Kana.
      The market for our Primus products is also rapidly evolving, and intensely competitive. Our Primus suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and Web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts. The high level of competition in this market has resulted in pricing pressures, which if such conditions continue or increase, could harm our results of operations. Some of the companies providing advanced natural language self service and traditional service resolution management solutions that may compete with us include eGain, Inquira, iPhrase Technologies, Kana, RightNow Technologies and ServiceWare.

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
      Approximately 56% of our product license revenues in 2004 related to our relationships with systems integrators and value added resellers. Since a substantial portion of our product license revenues are related to our relationships with systems integrators and our potential customers often rely on third-parties to develop, deploy and manage websites for conducting commerce on the Internet, we cultivate relationships with systems integrators and value added resellers to encourage them to create demand for and support our products.
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
      We sell products through resellers and may in the future sell through original equipment manufacturers. In some instances, we target our direct selling efforts toward markets that are also served by some of these resellers. This competition may limit our ability to sell our products and services directly in these markets and may jeopardize, or result in the termination of, these relationships.

If we acquire other companies or businesses, we will be subject to risks that could hurt our business.
      In addition to our recent acquisition of Primus, in the future, we may pursue additional acquisitions to obtain complementary businesses, products, services or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired business, product, service or technology might not perform as we expected. If we pursue an additional acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an additional acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations while preserving the goodwill of the acquired company. In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with employees and customers.
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
      We renewed and amended our $20.0 million line of credit in the fourth quarter of 2004. This line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. While there were no outstanding borrowings under the facility at February 28, 2005, we had issued letters of credit totaling $8.6 million, which are supported by this facility. The letters of credit have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from December 2005 through January 2009. This revolving line of credit expires on December 24, 2005.
      The liquidity covenant in the line of credit mandates that we maintain cash, cash equivalents and marketable securities, at the end of each month as follows:

•	For the months ending January 31, 2005, February 28, 2005, April 30, 2005, and May 31, 2005, the greater of (i) $15.0 million or (ii) two times the amount of outstanding obligations under the loan agreement, and

•	For the months ending March 31, 2005 and June 30, 2005, and as of the last day of each month thereafter, $20 million.
      At February 28, 2005, we had $25.3 million in cash, cash equivalents and marketable securities, which represents a decrease of $5.2 million from $30.5 million in cash, cash equivalents and marketable securities at December 31, 2004. The profitability covenant, as amended, allows for net losses not to exceed: $4.5 million for the fourth quarter of 2004; $2.0 million for the first quarter of 2005, $500,000 for the second quarter of 2005, $1.5 million for the third quarter of 2005 and requires net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. In the event that we do not comply with any of the financial covenants within the line of credit or default on any of its provisions, the bank’s significant remedies include declaring all obligations immediately due and payable and ceasing to advance money or extend credit for our benefit.
      Accordingly, if we do not comply with any of the financial covenants in the line of credit or if our line of credit agreement expires, the bank may require outstanding letters of credit to be cash secured. If the bank required us to secure each outstanding letter of credit on a dollar for dollar basis, our cash, cash equivalents and marketable securities balances would decrease substantially and our liquidity would be materially impaired.

If we fail to adapt to rapid changes in the market for Internet online marketing, sales, and service applications, our existing products could become obsolete.
      The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, coalescence of product differentiators, product commoditization and evolving industry standards. We may not be able to develop and market or acquire new products or product enhancements that comply with present or emerging Internet technology standards and to differentiate our products based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances with operating system and infrastructure vendors that will permit migration or upgrade opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. For example, functionality that once differentiated our products over time has been incorporated into products offered by the major operating system and infrastructure providers, as occurred in the case of our application server products, leading to our recent decision to discontinue active marketing of these products.
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
      As of December 31, 2004 we had offices in the United Kingdom and Northern Ireland with sales personnel in France, Germany, Italy and Spain. We derived 33% of our total revenues in the year ended December 31, 2004 from customers outside the United States. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003. In November, 2004, we initiated a restructuring plan, which included closing of our offices in Italy and Germany during the fourth quarter of 2004. Our operations outside North America are subject to additional risks, including:

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
      Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We began shipping the ATG Version 7.0 products in the fourth quarter of 2004. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.
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
      In June 2003, we entered into an original equipment manufacturer, or OEM, agreement with IBM under which we agreed to offer IBM’s WebSphere Internet infrastructure software as part of our packaged software offerings. Market acceptance of our relationship with IBM is subject to a number of significant risks, many of which are outside our control. These risks include:

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
      We recently initiated a plan to effect a worldwide headcount reduction and a reduction in the amount of space we occupy in our headquarters facility in Cambridge, Massachusetts. These actions resulted in a net restructuring charge of $3.6 million during the fourth quarter of 2004, which included costs of employee severance and lease costs associated with vacated premises. During 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions resulted in recording a net restructuring benefit of $10.5 million during 2003. In January 2003, we publicly announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.0 million in the fourth quarter of 2002. In addition, we recorded restructuring charges of $75.6 million in 2001. These restructuring activities required that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff have been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate. Our restructuring and consolidation activities are further complicated by the integration of Primus’ operations with our other operations, which could make the risks described above more severe.

The loss of technology licensed from third parties could delay our ability to deliver our products.
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
      We write our software in the Java computer programming language developed by Sun Microsystems and we incorporate Sun’s Java 2 Platform, Enterprise Edition, or J2EE, and Sun’s Java Runtime Environment, Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our Version 7.0 ATG Adaptive Scenario Engine has been designed to support Sun’s J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to (a) license the equivalent technology from another source, (b) rewrite the technology ourselves or (c) rewrite portions of our software to accommodate the change or no longer use the technology.
      While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new Version 7.0 ATG Adaptive Scenario Engine is designed to support J2EE standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.
      Many of our Primus products run on Microsoft Windows NT, Microsoft Windows 2000 and Sun Solaris UNIX.
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
      Our success will depend heavily on the continued use of the Internet for e-commerce. The United States economic downturn that began in 2000 reduced demand for our products as customers and potential customers delayed or cancelled the implementation of online marketing, sales and service applications. If the market for our products and services fails to mature, we will be unable to execute our business plan. Adoption of electronic commerce and online marketing, sales and service applications, particularly by those companies that have historically relied upon traditional means of commerce, will require a broad acceptance of different methods of conducting business. Our future revenues and profits will substantially depend on the Internet being accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability.

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
      The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.58 per share to $126.88 per share since our initial public offering in July 1999 and has ranged from $0.70 per share to $2.25 per share between January 1, 2004 and December 31, 2004. Fluctuations in market price and volume are particularly common among securities of Internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

We are incurring significant costs to comply with changing laws and we may in the future need to report significant deficiencies or material weaknesses in our Annual Report, which could affect our operating results and cause our stock price to decline.
      Section 404 of the Sarbanes Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent auditors must report on management’s evaluation of those controls. Management’s evaluation and the auditor’s report thereon is included in Item 9A. of this Form 10-K. As permitted by applicable rules of the Securities and Exchange Commission, our management report on internal financial control for 2004 did not include the internal controls of Primus. We cannot assure you that there will not in the future be significant deficiencies or material weaknesses in our internal controls, including internal controls related to our Primus subsidiary, that would be required to be reported. A negative reaction by the equity markets to the reporting of a significant deficiency or material weakness could cause our stock price to decline.
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
      In addition, if in the future we acquire companies with weak internal controls, it will take time to get the internal controls of the acquired company up to the same level of operating effectiveness as ours. Our inability to address these risks could negatively affect our operating results.

Changes in the accounting treatment of stock options could adversely affect our results of operations.
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 1(l) of the Consolidated Financial Statements. The adoption of SFAS 123R could adversely affect our ability to comply with the profitability covenants of our credit facility with our bank. See Note 3 to the Consolidated Financial Statements.

Item 2.	Properties
      Our principal administrative, research and development, sales, consulting, training and support facilities occupy approximately 42,000 square feet in Cambridge, Massachusetts, pursuant to a lease expiring in 2006. Our west coast headquarters occupy approximately 10,000 square feet in San Francisco, California pursuant to a lease expiring in 2007. Our European headquarters are located in Apex Plaza, Reading, United Kingdom where we lease approximately 8,000 square feet pursuant to a lease expiring in 2009.
      At December 31, 2004, we also had offices in Northern Ireland with sales personnel in France, Italy, Germany and Spain. Since 2001, we have reached several lease settlement agreements with landlords that significantly reduced our lease obligations. For further information concerning our lease restructuring activities and concerning our obligations under all operating leases, see Note 7 and Note 12, respectively, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings
      We and certain of our former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we, and certain of our former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California on various dates in August and September 2001. All of the actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the court issued an order of consolidation in which it consolidated all actions filed against us and appointed certain individuals as lead plaintiffs in the consolidated action. It also appointed two law firms as co-lead counsel, and a third law firm as liaison counsel. Counsel for the plaintiffs filed a consolidated amended complaint applicable to all of the consolidated actions. On April 19, 2002, we filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by one of our former officers and is the subject of a motion to dismiss and summary judgment filed by us on August 31, 2004 currently pending before the court. Management continues to believe the remaining claim against us is without merit, and intends to defend the action vigorously.
      Our wholly owned subsidiary Primus Knowledge Solutions, Inc., an officer and a former officer of Primus and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock from June 30, 1999 to December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus’ initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Primus common stock were sold in the IPO contained certain false and misleading statements regarding the practices of Primus’ underwriters with respect to their allocation of shares of common stock in Primus’ IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused Primus’ post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003, the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. Primus elected to participate in the settlement, which generally provides that plaintiffs will dismiss and release all claims against us and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. We will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to final Court approval, after proposed settlement class members have an opportunity to object, and a number of other conditions. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
      In October 2003, Primus received notice that ServiceWare, Inc. had filed a complaint against them in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of Primus’ technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on us on January 28, 2004. In February of 2004, Primus filed its answer, denying all substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus’ products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. In May 2004, ServiceWare, Inc. filed counterclaims in the lawsuit, including allegations of interference, defamation and unfair competition. On or about November 1, 2004, without any admission of liability by either party and in exchange for certain good and valuable consideration, ServiceWare and Primus agreed to dismiss with prejudice all of the claims, counterclaims and reply claims in the lawsuit and to deliver to each other mutual general releases. ServiceWare agreed to grant Primus and its affiliates, including us, a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue in the lawsuit and a covenant not to sue under those patents. Primus agreed to pay ServiceWare the sum of $800,000 in cash and to issue to ServiceWare, immediately prior to the closing of ATG’s acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000. The settlement amount was accrued for in the opening balance sheet of Primus.
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

	High	Low

Year ending December 31, 2003
First quarter	$1.38	$0.81
Second quarter	1.96	0.75
Third quarter	2.84	1.57
Fourth quarter	2.13	1.34
Year ending December 31, 2004
First quarter	$2.25	$1.35
Second quarter	1.69	1.09
Third quarter	1.23	0.70
Fourth quarter	1.61	0.84
      On March 11, 2005 the last reported sale price on the Nasdaq National Market for our common stock was $1.25 per share. On March 11, 2005, there were approximately 566 holders of record of our common stock. This number does not include stockholders for whom our shares were held in a “nominee” or “street” name.
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

Item 6.	Selected Consolidated Financial Data
Consolidated Statements of Operations Data:

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Revenues:
Product license	$121,525	$76,631	$48,796	$27,159	$23,345
Services	42,917	63,707	52,697	45,333	45,874

Total revenues	164,442	140,338	101,493	72,492	69,219
Cost of Revenues:
Product licenses	3,426	5,981	4,278	2,118	2,206
Services	36,221	47,827	33,745	19,808	19,879

Total cost of revenues	39,647	53,808	38,023	21,926	22,085

Gross profit	124,795	86,530	63,470	50,566	47,134
Operating Expenses:
Research and development	19,390	30,518	22,046	17,928	16,209
Sales and marketing	73,535	93,437	43,122	31,174	29,602
General and administrative	22,984	24,116	11,087	9,538	7,742
Restructuring charge (benefit)	—	75,580	19,005	(10,476)	3,570

Total operating expenses	115,909	223,651	95,260	48,164	57,123
Income (loss) from operations	8,886	(137,121)	(31,790)	2,402	(9,989)
Interest and other income, net	8,979	4,967	2,300	1,521	395

Income (loss) before (provision) benefit for income taxes	17,865	(132,154)	(29,490)	3,923	(9,594)
Provision (benefit) for income taxes	3,378	23,851	—	(255)	(50)

Net income (loss)	$14,487	$(156,005)	$(29,490)	$4,178	$(9,544)

Net income (loss) per share:
Basic	$0.22	$(2.27)	$(0.42)	$0.06	$(0.12)

Diluted	$0.20	$(2.27)	$(0.42)	$0.06	$(0.12)

Weighted average common shares outstanding:
Basic	66,932	68,603	69,921	71,798	79,252

Diluted	73,138	68,603	69,921	73,768	79,252

Consolidated Balance Sheet Data:

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Cash, cash equivalents and short term marketable securities	$126,473	$63,550	$68,558	$41,584	$26,507
Restricted cash	—	16,757	—	—	—
Long-term marketable securities	17,734	—	—	—	4,001
Total assets	259,515	137,488	104,835	67,360	97,803
Long-term obligations, less current maturities	2,000	—	—	—	112
Total stockholders’ equity	$191,973	$42,909	$16,023	$20,937	$42,185

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our products. On November 1, 2004, we acquired all of the outstanding shares of common stock of Primus Knowledge Solutions, Inc. (“Primus”) (see Note 6 to the Consolidated Financial Statements). Primus is a provider of software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. The consolidated financial statements include Primus’ financial results from the date of acquisition. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
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
      As of December 31, 2004 we had offices in the United States, United Kingdom and Northern Ireland with sales personnel in France, Italy, Germany, and Spain. Revenues from customers outside the United States accounted for 33% of our total revenues in 2004, 35% in 2003 and 30% in 2002.
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

Revenue Recognition
      Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of Statement of Position (SOP) No. 97-2 (SOP 97-2), Software Revenue Recognition and SOP 98-9 (SOP 98-9), Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists via a signed license agreement; (2) physical or electronic delivery has occurred including the availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collectibility is probable. In addition, revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.
      In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically our software licenses do not include significant post-delivery obligations to be fulfilled by us and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance or hosting agreements are recognized ratably over the term of the maintenance or hosting period, which for application hosting and support and maintenance is typically one year. Customers who have purchased our product licenses and have also entered into a hosting agreement typically have a contractual right to cancel the hosting agreement with a minimum notice period.. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales to the resellers. We do not grant our resellers the right of return or price protection.
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

Accounts Receivable and Bad Debts
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

Research and Development Costs
      We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Restructuring Expenses
      During 2004, 2003, 2002 and 2001, we recorded net restructuring charges (benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100 (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At December 31, 2004, there were various accruals recorded for the costs to terminate employees and exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of severance payments, sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we terminate our lease obligations prior to the scheduled termination dates. Such changes had a material impact to our operating results in the past and could have a material impact on our operating results in the future.
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

Included in our accrued restructuring balance at December 31, 2004 was estimated sublease income of $1.0 million, net of adjustments. We based our estimates of sublease income on, among other things, (a) opinions of independent real estate experts, (b) current market conditions and rental rates, (c) an assessment of the time period over which reasonable estimates could be made, (d) the status of negotiations with potential subtenants and (e) the locations of the facilities. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, the actual results will depend on our success in negotiating with lessors, the time periods required for us to locate and contract suitable subleases and the market rental rates at the time of such subleases. Adjustments to the facilities reserve may be required if actual lease settlement costs or sublease income differ from the amounts previously estimated. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in our financial statements for such quarter based on management’s then-current estimates. Additionally, we estimate the required severance accrual at foreign locations based on the minimum statutory requirements of each country. The amount of severance that ultimately is paid may differ from the amount we have accrued. In our history, we have not experienced significant variations between the amounts initially accrued for severance at foreign locations and the amounts ultimately paid out.

Impairment or Disposal of Long Lived Assets, including Intangible Assets
      We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater.
      As a result of our restructuring activities in 2004, 2003 and 2002, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2004, 2003 and 2002, we determined that $0, 78,000 and $1.7 million, respectively, of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2004, 2003 and 2002 restructuring plans. These assets are no longer being used or will not be used in the future upon completion of the restructuring activities. In addition, in 2004, 2003 and 2002 we deemed $147,000, $232,000 and $909,000, respectively, of leasehold improvements to be impaired due to exiting certain office locations, and the estimated sublease income was not sufficient to recover the assets carrying value. In addition we determined that approximately $169,000 in 2003 of purchased software was impaired due to our revised product development strategy.

Goodwill
      We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead tested for impairment annually and more frequently upon the occurrence of certain events which may indicate that impairment has occurred.
      The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value, which is determined by use of a discounted cash flow technique, of the reporting entity to its carrying value. If the fair value of the reporting entity exceeds the carrying value of the net assets of that entity, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting entity exceeds the fair value of that entity, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting entity’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.
      Determining the fair value of a reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The estimates are based upon historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we may make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values of reporting entities.
      We plan on performing the annual impairment assessment as of December 1 of each year.

Accounting for Income Taxes
      We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (SFAS 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. At December 31, 2004 and 2003, we had provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability. If substantial changes in our ownership have occurred or should occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of net operating loss carryforwards that can be realized in future periods.
      In addition, we have provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. During 2004 and 2003, we reversed previously accrued taxes of $158,000 and $332,000, respectively, for foreign locations, due to the closure of the statute of limitations, or as a result of changes in our estimates of potential amounts due, in those locations.

Results of Operations
      The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Year Ended
	December 31,

	2004	2003	2002

Revenues:
Product license	34%	37%	48%
Services	66	63	52

Total revenues	100	100	100
Cost of revenues:
Product license	3	3	4
Services	29	27	33

Total cost of revenues	32	30	37

Gross margin	68	70	63

Operating expenses:
Research and development	23	25	22
Sales and marketing	43	43	42
General and administrative	11	13	11
Restructuring (benefit) charges	5	(14)	19

Total operating expenses	83	66	94

Income (loss) from operations	(14)	3	(31)
Interest and other income, net	—	2	2

Income (loss) before (benefit) provision for income taxes	(14)	5	(29)
(Benefit) provision for income taxes	—	—	—

Net income (loss)	(14)%	6%	(29)%

      The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Year Ended
	December 31,

	2004	2003	2002

Cost of product license revenues	9%	8%	9%
Gross margin on product license revenues	91	92	91
Cost of services revenues	43	44	64
Gross margin on services revenues	57	56	36

Years ended December 31, 2004, 2003 and 2002

Revenues
      Total revenues decreased 5% to $69.2 million in 2004 from $72.5 million in 2003. The decrease was primarily attributable to longer sales cycles, delayed purchasing decisions and reduced Information Technology related spending by our customers, along with a shift in our business focus from infrastructure products to application products, particularly in the e-commerce and self-service area. Our focus in 2004 has been principally on e-commerce, self-service applications, and through our Primus acquisition, solutions that enable our customers to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. Revenues generated from international customers decreased to $22.8 million, or 33% of total revenues, in 2004, from $25.3 million, or 35% of total revenues, in 2003. We expect total revenues in 2005 in the range of $90-$100 million as we recognize a full year’s revenue from the products added through our Primus acquisition and launch new products. Primus contributed approximately 5.6% of our revenues for 2004. We expect international revenues as a percentage of total revenues to remain at approximately 30-35%.
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
      No individual customer accounted for more than 10% of total revenues in 2004, 2003 or 2002.

Product License Revenues
      Product license revenues decreased 14% to $23.3 million in 2004 from $27.2 million in 2003. The decrease was primarily attributable to longer sales cycles, delayed purchasing decisions and reduced Information Technology related spending by our customers, along with a shift in our business focus from infrastructure products to application products, particularly in the e-commerce and self-service area, partially offset by Primus revenues for two months. As a result we experienced decreases in product license revenues relating to both our infrastructure products business and our application products business. Our focus in 2004 has been principally on e-commerce, self-service applications, and through our Primus acquisition, solutions that enable our customers to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. The decline in product license revenues in 2004 as compared to 2003 is attributable to reduced sales volume in terms of both the number and size of transactions with customers. Product license revenues generated from international customers decreased to $9.4 million in 2004 from $11.6 million in 2003. We expect product license revenues to increase in 2005 and to increase slightly as a percentage of total revenues.
      Product license revenues decreased 44% to $27.2 million in 2003 from $48.8 million in 2002. The decrease was primarily attributable to a shift in our business focus during 2003 from infrastructure products to application products particularly in the e-commerce and self service area. As a result, we experienced a decrease in our infrastructure products business. Further, in 2003 we began developing several new application products that did not generate any revenues in 2003. Product license revenues generated from international customers decreased to $11.6 million in 2003 from $15.4 million in 2002. The decline in product license revenues in 2003 as compared to 2002 is attributable to reduced sales volume in terms of both the number and size of transactions with customers.
      Product license revenues as a percentage of total revenues for 2004, 2003 and 2002 were 34%, 37% and 48%, respectively. We expect this percentage to be in the range of 34% to 36% in 2005.
      Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach end users directly. We have approximately 21 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period depending on the revenues from large deals, if any, closed through this channel during any period. No resellers accounted for more than 10% of our revenues for the years ended 2004, 2003 or 2002.

      The table below sets forth product revenues recognized from reseller arrangements for the years ended 2004, 2003 and 2002:

	2004	2003	2002

Reseller revenues	$5,223	$6,537	$9,154
Percent of product license revenues	22%	24%	19%

Services Revenues
      Services revenues increased 1% to $45.9 million in 2004 from $45.3 million in 2003. The increase was attributable to increased professional services revenues due to improved utilization within ATG and new services revenues from the acquisition of Primus, offset by decreased support and maintenance revenues. We expect services revenues to be higher in 2005 and to decrease slightly as a percentage of total revenues.
      Support and maintenance revenues were 64% of total services revenues in 2004 as compared to 69% in 2003. Support and maintenance revenues, in absolute dollars, were lower during 2004 due to a combination of declining product revenues in prior periods and some customers electing to decrease or terminate their support coverage. We expect support and maintenance revenues to increase in 2005 . This is due to increases from new maintenance revenues associated with expected increased 2005 product revenues and the addition of Primus’ active support and maintenance customer base, offset by a portion of existing customers terminating their support coverage.
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
      Services revenues as a percentage of total revenues for 2004, 2003 and 2002 were 66%, 63% and 52%, respectively.

Cost of Product License Revenues
      Cost of product license revenues includes salary and related benefits costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired developed technology.
      Cost of product license revenues increased 4% to $2.2 million in 2004 from $2.1 million in 2003. This increase was primarily related to amortization expense of $441,000 related to developed technology, an intangible asset recorded as part of the Primus acquisition, offset by decreased salaries and related costs and decreased royalties paid on third party software embedded into our products and a non-recurring impairment recorded in 2003.
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
      In 2003, we recorded a charge in cost of product license of $169,000 to reduce the carrying value of third-party software embedded into one of our products, which is a minor component of our suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. We discontinued marketing of this software and ceased future development work specifically related to this third-party software.
      For 2004, 2003 and 2002, cost of product license revenues as a percentage of total revenues was 3%, 3% and 4%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 3% and 5% in 2005.

Gross Margin on Product License Revenues
      For 2004, 2003 and 2002, gross margin on product license revenues was 91%, or $21.1 million, 92%, or $25.0 million, and 91%, or $44.5 million, respectively. The decrease in gross margin percentage in 2004 compared to 2003 is due to amortization expense of $441,000 related to developed technology from the Primus acquisition. The increase in gross margin percentage in 2003 compared to 2002 was attributed to the expiration of amortization related to the Broadvision perpetual license, which was fully amortized by the end of 2002.

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
      Cost of services revenues increased slightly to $19.9 million in 2004 from $19.8 million in 2003. The increase was primarily attributable to an increase in salaries and outside professional services costs, offset by reduced rent expense, operating costs and infrastructure expenses as a result of our restructuring efforts. Our use of outside services increased by $800,000.
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
      For 2004, 2003 and 2002, cost of services revenues as a percentage of total revenues were 29%, 27% and 33%, respectively. We anticipate the cost of services revenues to increase in 2005 and, as a percentage of total revenues, to be in the 26% to 28% range.

Gross Margin on Services Revenues
      For 2004, 2003 and 2002, gross margin on services revenues was 57%, or $26.0 million, 56%, or $25.5 million and 36%, or $19.0 million, respectively. Gross margin has remained relatively flat in 2004 compared with 2003. The increase in gross margin in 2003 compared with 2002 was attributed primarily to the increase in support and maintenance revenue as a percentage of total services revenue, increased utilization rates and a decrease in our professional services workforce and operating expenses. We expect gross margin on services revenues be relatively flat in 2005 and be in the 55% to 60% range.

Research and Development Expenses
      Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.
      Research and development expenses decreased 9% to $16.2 million in 2004 from $17.9 million in 2003. The decrease was primarily attributable to a reduction in our workforce and resulting decreases in salaries and related benefits and to a lesser extent, to reduced operating expenses as a result of our historical restructuring efforts. The decrease was offset, in part, by an increase in the use of off-shore developers.
      Research and development expenses decreased 19% to $17.9 million in 2003 from $22.0 million in 2002. The decrease was primarily attributable to reductions in our workforce. Approximately 55% of the decrease is related to workforce-related expenditures. Approximately 10% of the decrease was due to a reduction in the use of third-party contractors. The remaining 35% of the decrease was due to a decrease in operating expenses as a result of our historical restructuring efforts and cost-containment initiatives.
      For 2004, 2003 and 2002, research and development expenses as a percentage of total revenues were 23%, 25% and 22%, respectively. We anticipate that research and development expenses will increase in 2005, but will decrease, as compared with 2004, as a percentage of total revenues.

Sales and Marketing Expenses
      Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
      Sales and marketing expenses decreased 5% to $29.6 million in 2004 from $31.2 million in 2003. The decrease is primarily attributable to a reduction of our sales and marketing group, a reduction in our spending on marketing programs and a reduction in commissions from decreased product revenues. Compensation, commissions and benefits costs decreased by approximately $632,000, marketing and promotional expenses decreased by approximately $1.2 million, with the remainder of the net decrease caused by a decrease in operating expenses resulting from our restructuring efforts, offset in part, by amortization of an intangible asset related to customer relationships from the Primus acquisition of $559,000.
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
      For 2004, 2003 and 2002, sales and marketing expenses as a percentage of total revenues were 43%, 43% and 42%, respectively. We expect that sales and marketing expenses will increase slightly in absolute dollars in 2005, but will decrease, as compared with 2004, as a percentage of total revenues. However sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses
      General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
      General and administrative expenses decreased 19% to $7.7 million in 2004 from $9.5 million in 2003. Approximately 52% of the decrease was related to a decrease in our workforce, 28% of the decrease was the result of lower hiring and training costs with the remainder related to decreases in rent expense and facilities related charges and other operating expenses resulting from our restructuring efforts and cost containment initiatives, offset by an increase in professional services comprising legal and accounting costs primarily due to compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      General and administrative expenses decreased 14% to $9.5 million in 2003 from $11.1 million in 2002. Approximately 84% of the decrease was related to a decrease in headcount and related expenses, with the remainder related to a decrease in professional services partially offset by an increase in recruiting, hiring and training.
      For 2004, 2003 and 2002, general and administrative expenses as a percentage of total revenues were 11%, 13% and 11%, respectively. We anticipate that general and administrative expenses will increase slightly in absolute dollars in 2005, but will decrease, as compared with 2004, as a percentage of total revenues.

Restructuring (Benefit) Charges
      As of December 31, 2004, we had an accrued restructuring liability of $11.2 million, of which $6.3 million related to 2001 restructuring charges, $1.2 million related to 2002 restructuring charges, $1.4 million related to 2003 restructuring charges and $2.3 million related to 2004 restructuring charges. The long-term portion of the accrued restructuring liability was $5.1 million.
      We believe our restructuring efforts have resulted in a cost structure that aligns us with current market opportunities and reflects changes in our product and geographic focus. We expect to fund the payments for our restructuring accruals by use of our current cash and marketable securities and from resources generated from our future operations. We do not believe that the restructuring actions have impaired our ability to produce competitive products in a timely fashion. All of our restructuring actions were completed by December 31, 2004. We expect the 2004 activities to result in aggregate annual reductions in cost of revenues, sales and marketing, research and development and general and administrative expenses of $7.0 million to $8.0 million, which does not include any savings from staff reductions and facilities consolidation actions undertaken in connection with the Primus acquisition (see Note 6 to Consolidated Financial Statements).
      During the years ended 2004, 2003, 2002 and 2001 we recorded net restructuring charges (benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back our prior growth plans, resulting in a significant reduction in our workforce and consolidation of our facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate our marketing, sales and service resource capabilities as well as our overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as we continued to refine our business strategy and to consider future revenue opportunities, we took further restructuring actions to reduce costs, including product development costs, in order to help move us towards profitability. In 2004, our restructuring activities were undertaken to align our headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and our acquisition of Primus Knowledge Solutions, Inc., and to eliminate facilities that were not needed in order to efficiently run our operations. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2004 and 2003 charges were recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100 (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring, SFAS 88 and SAB 100.
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
      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2001	2001
		Adjustments	Adjustments		Accrued
		in Estimates	in Estimates		Restructuring
	2001	Resulting in	Resulting in	Write-Offs and	Balance as of
	Charges	Additional Charges	Credits	Payments	December 31, 2001

Facilities-related costs and impairments	$59,418	$9,700	$(8,200)	$16,208	$44,710
Employee severance, benefits and related costs	7,938	—	—	6,748	1,190
Asset impairments	4,205	—	—	4,205	—
Exchangeable share settlement	1,263	—	—	1,263	—
Marketing costs	851	—	—	851	—
Legal and accounting	405	—	—	232	173

Total	$74,080	$9,700	$(8,200)	$29,507	$46,073

		2002	2002
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in		Balance as of
	December 31, 2001	Additional Charges	Credits	Payments	December 31, 2002

Facilities-related costs and impairments	$44,710	$2,207	$(853)	$9,016	$37,048
Employee severance, benefits and related costs	1,190	—	—	920	270
Marketing costs	—	—	(536)	—	(536)
Legal and accounting	173	—	—	173	—

Total	$46,073	$2,207	$(1,389)	$10,109	$36,782

		2003	2003
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in		Balance as of
	December 31, 2002	Additional Charges	Credits	Payments	December 31, 2003

Facilities-related costs and impairments	$37,048	$2,769	$(11,466)	$18,143	$10,208
Employee severance, benefits and related costs	270	229	—	270	229
Marketing costs	(536)	—	—	(536)	—

Total	$36,782	$2,998	$(11,466)	$17,877	$10,437

		2004	2004
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in		Balance as of
	December 31, 2003	Additional Charges	Credits	Payments	December 31, 2004

Facilities-related costs and impairments	$10,208	$112	$—	$4,066	$6,254
Employee severance, benefits and related costs	229	—	(172)	—	57

Total	$10,437	$112	$(172)	$4,066	$6,311

Facilities-Related Costs and Impairments
      During 2001, we recorded facility-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprised of excess rental space for offices worldwide, net of estimates for vacancy periods and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to excess office facilities. The estimated sublease income was $25.9 million and based on rental rates ranging from $18 to $40 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 10 to 15 months. During the fourth quarter of 2001, we recorded an adjustment to increase the facility-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. The sublease income was adjusted by decreasing anticipated sublease rates from the range of $18 to $40 to the range of $18 to $35 per square foot and extending the initial vacancy periods by approximately 9 months. In addition, we reduced our lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which is being paid ratably over 4.5 years.
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
      During 2003, we settled future lease obligations for five leases for aggregate payments of $17.1 million, resulting in an aggregate reduction to our lease accruals relating to our 2001 restructuring of $11.5 million, net of sublease and vacancy assumptions. We also recorded an additional charge of $2.8 million for facilities-related costs comprising $2.3 million for updated management assumptions of probable settlement outcomes based on the then-current negotiations and $450,000 for updated sublease assumptions based on current real estate market conditions extending the vacancy period to 33 months form 12 months.
      During 2004, we made adjustments in cost estimates related to space vacated in 2001. These adjustments resulted in an increase to the restructuring charge of $112,000.

Employee Severance, Benefits and Related Costs and Exchangeable Shares
      As part of the 2001 restructuring actions, we recorded charges of $7.9 million for employee severance. We terminated the employment of 530 employees, or 46% of our workforce, of which 249 of these employees were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. No employees remained employed as of June 30, 2002. In addition, we settled 11,762 exchangeable shares with a certain employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, we recorded additional charges of $229,000 for severance related to a specific employee terminated as part of the 2001 restructuring action. During 2004, we reached final settlement with an employee that had been included in the 2001 charge. The settlement resulted in a credit to the restructuring charge of $172,000.

Asset Impairments
      The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquisitions completed in 2000. We had closed these operations and terminated the employees as part of the 2001 restructuring action, and, as a result, the unamortized goodwill was impaired and had no future value. In addition, we recorded an impairment charge of approximately $1.4 million in cost of product license revenues in the accompanying Consolidated Statements of Operations related to purchased software to record the software at our net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to us.

Marketing Costs and Legal & Accounting
      We recorded charges of $851,000 to write-off certain prepaid costs for future marketing services to their fair value of zero due to changes in our product development strategy. As a result, the prepaid marketing cost had no future utility to us. During 2002, we unexpectedly was able to recoup $536,000 and recorded a credit for the amount received. During 2001, we also recorded $405,000 for legal and accounting services incurred in connection with the 2001 restructuring action.
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
      A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

			Accrued
			Restructuring
			Balance as of
		Write-Offs and	December 31,
	2002 Charges	Payments	2002

Facilities-related costs and impairments	$14,634	$2,613	$12,021
Employee severance, benefits and related costs	3,553	—	3,553

Total	$18,187	$2,613	$15,574

	Accrued		2003		Accrued
	Restructuring		Adjustments		Restructuring
	Balance as of	2003	in Estimates		Balance as of
	December 31,	Adjustments	Resulting in		December 31,
	2002	in Estimates	Credits	Payments	2003

Facilities-related costs and impairments	$12,021	$4,094	$(7,235)	$2,993	$5,887
Employee severance, benefits and related costs	3,553	327	(86)	3,794	—

Total	$15,574	$4,421	$(7,321)	$6,787	$5,887

	Accrued		2004		Accrued
	Restructuring		Adjustments		Restructuring
	Balance as of	2004	in Estimates		Balance as of
	December 31,	Adjustments	Resulting in		December 31,
	2003	in Estimates	Credits	Payments	2004

Facilities-related costs and impairments	$5,887	$—	$(242)	$4,490	$1,155

Total	$5,887	$—	$(242)	$4,490	$1,155

Facilities-Related Costs and Impairments
      During 2002, we recorded facilities-related charges of $14.6 million, which included $12.0 million for operating lease obligations, net of assumptions for vacancy periods and sublease income based on the then-current real estate market data, related to office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included write-offs of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1.2 million. The lease charge was for office space we vacated and intends to sublease. The estimated sublease income was $4.8 million and based on rental rates ranging from $23 to $35 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 12 to 21 months.
      As a result of this action and the actions taken in 2001, we wrote-off certain computer equipment and software, aggregating $1.2 million, and furniture and fixtures, aggregating $507,000, which were no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, we wrote-off leasehold improvements, which will continue to be in use, related to the facilities we are attempting to sublease to their fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.
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
      During 2004, we recorded an adjustment to our estimates of the 2002 actions, resulting in a credit to the restructuring charge of $242,000.

Employee Severance, Benefits and Related Costs
      As part of the 2002 restructuring action, we recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of our workforce, none of whom remained employed at December 31, 2003. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. We accrued employee benefits pursuant to ongoing benefit plans and statutory minimum requirements in foreign locations. We began the termination process on January 6, 2003 and all employees had been terminated by June 30, 2003. During the second quarter of 2003, we recorded an adjustment to increase the severance accrual by $327,000 based on final severance settlements with certain employees at our foreign locations. During the fourth quarter of 2003, we reduced certain severance accruals by $86,000, primarily at our foreign locations, primarily as a result of amounts being settled at less than the amount recorded due to foreign currency exchange movements.
2003 Actions
      As a result of several reorganization decisions, we undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by us included the closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets.
      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

			2003	2003
		Three Months	Adjustments	Adjustments
	Three Months	Ended	in Estimates	in Estimates		Balance at
	Ended June 30,	September 30	Resulting in	Resulting in	Write-Offs and	December 31,
	2003	2003	Charges	Credits	Payments	2003

Facilities-related costs and impairments	$1,071	$393	$425	$—	$275	$1,614
Employee severance, benefits and related costs	927	309	69	$(84)	1,160	61

Total	$1,998	$702	$494	(84)	$1,435	$1,675

		2004
		Adjustments	2004
		in Estimates	Adjustments
	Balance at	Resulting in	in Estimates		Balance at
	December 31,	Additional	Resulting in		December 31,
	2003	Charges	Credits	Payments	2004

Facilities-related costs and impairments	$1,614	$—	$(62)	$179	$1,373
Employee severance, benefits and related costs	61	—	(15)	46	—

Total	$1,675	$—	$(77)	$225	$1,373

Second Quarter 2003 Action
      During the quarter ended June 30, 2003, we recorded a restructuring charge of $2.0 million. We also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

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
      As a result of a reduction of employees and closure of an office location, we wrote-off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets were estimated to be zero. These assets ceased being used by June 30, 2003 and were disposed of by September 30, 2003. In addition, we wrote off leasehold improvements, which continue to be in use, related to the facility it is attempting to sublease to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

Asset Impairments
      We recorded a charge in cost of product license revenues of $169,000 to reduce the carrying value of third-party software embedded into one of our products, which was a minor component of our suite of products, to their net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. We discontinued marketing of this software and ceased future development work specifically related to this third-party software. However, we did not change our overall product strategy for the purpose for which the software was acquired.
Third Quarter 2003 Action
      During the third quarter of 2003, we recorded a restructuring charge of approximately $771,000.

Facilities-Related Costs and Impairments
      We recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space we vacated and intend to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 and based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, we determined that it is unlikely we will be able to sublet this space before the lease expires resulting in an additional charge of $198,000. In accordance with FAS 146, we have recorded the present value of the net lease obligation.
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
      During 2004, we made adjustments in cost estimates related to space vacated in 2003 and employee severance estimates related to 2003 actions. These adjustments resulted in a net credit to the restructuring charge $77,000.
2004 Action
      During 2004, we recorded a restructuring charge of $3.6 million, comprised of new actions of $3.9 million and net credits resulting from changes in estimates from prior actions of $379,000.

Facilities-Related Costs and Impairments
      During the fourth quarter of 2004, we recorded facilities-related charges of $1.5 million primarily comprised of $800,000 for an operating lease related to idle office space net of assumptions for vacancy period and sublease income based on the then current real estate market data, $200,000 of leasehold improvements written down to their fair value and $500,000 of prepaid rent related to the abandoned space, which was recorded as part of prior lease settlements. The lease charge was for office space we vacated and intend to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $350,000 based on a rental rate of $13 per square foot with an estimated vacancy period prior to the expected sublease income of 6 months. In accordance with SFAS 146, we have recorded the present value of the net lease obligation.
      As a result of a reduction of employees and the closure of office space, we wrote-off $200,000 of leasehold improvements related to the vacated space to their estimated fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

Employee Severance, Benefits and Related Costs
      As part of the fourth quarter 2004 restructuring action, we recorded a charge of $2.5 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 56 employees, or 14% of our workforce, consisting of 27 employees from sales and marketing, 8 from services, 6 from general and administrative and 15 from research and development. We accrued employee benefits pursuant to our ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of December 31, 2004. The termination process is expected to be completed during 2005. We expect to record additional restructuring charges in 2005.

      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

			Balance at
	2004	Write-Offs and	December 31,
	Charges	Payments	2004

Facilities-related costs and impairments	$1,488	$738	$750
Employee severance, benefits and related costs	2,461	892	1,569

Total	$3,949	$1,630	$2,319

Abandoned Facilities Obligations
      At December 31, 2004, we had lease arrangements related to seven abandoned facilities. The lease arrangements with respect to six of these facilities are ongoing, and one is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. All locations for which we have recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

Lease Locations	2005	2006	2007	2008	2009	Total

Cambridge, MA*	$2,069	$1,035				$3,104
Cambridge, MA	137	91				228
Cambridge, MA	531	531				1,062
Waltham, MA	1,466	1,466	$1,466	$1,466	$122	5,986
Chicago, IL	652	435				1,087
San Francisco, CA	111	111	111			333
Reading, UK	570	570	570	570	142	2,422

Facility obligations, gross	5,536	4,239	2,147	2,036	264	14,222
Contracted and assumed sublet income	(700)	(1,438)	(1,302)	(1,256)	(150)	(4,846)

Net cash obligations	$4,836	$2,801	$845	$780	$114	$9,376

Assumed sub-lease income	$74	$320	$315	$270	$67	$1,046

*	represents a location for which we have executed a lease settlement agreement
      Rental rates vary from $13.00 per square foot to $35.00 per square foot depending upon local market rates. Remaining vacancy periods as of December 31, 2004 vary from 6 months to 33 months depending upon rentable square feet in the local market and recent vacancy histories.
      Rental assumptions or sublease start dates may vary considerably from the above assumptions, which could cause us to take an additional charge. If the estimated sublease dates were to be extended by six months, based on our current estimates, we would potentially have to recognize an additional charge of $269,000 in our statement of operations for restructuring and other related charges. We have a history of settling lease obligations favorably as compared with the amounts we have accrued, which could result in a restructuring benefit in a future period.

Interest and Other Income, Net
      Interest and other income, net decreased 74% to $395,000 in 2004 from $1.5 million in 2003. The decrease was primarily due to a decrease in foreign currency related gains of $767,000 and decreased interest income due to lower balances of cash, cash equivalents and marketable securities. Included in interest and other income, net in 2004 and 2003 were gains of $18,000 and $785,000, respectively, from foreign currency exchange transactions and the re-measurement of foreign currency denominated assets and liabilities into the functional currency of the various subsidiaries.

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

Provision for Income Taxes
      As a result of net operating losses incurred in 2004, 2003 and 2002, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. Due to the uncertainty surrounding the utilization of our net deferred tax assets, net operating losses and research credits carryforwards, we have recorded a 100% valuation allowance. During 2004 and 2003, we reversed previously accrued taxes of $158,000 and $332,000, respectively, for foreign locations, due to the closure of the statute of limitations, or as a result of changes in our estimates of potential amounts due, in those locations.
Liquidity and Capital Resources
      Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, commercial credit facilities and operating and capital leases. In the past, we also funded our cash requirements in part from operations. At February 28, 2005, we had $16.4 million in cash and cash equivalents and $8.9 million in marketable securities.
      Cash used in operating activities was $14.1 million in 2004. This consisted primarily of a net loss of $9.5 million, an increase in accounts receivable of $7.1 million, a decrease in accrued restructuring of $6.8 million and a decrease in accrued expenses of $3.4 million offset by depreciation and amortization of $3.0 million, non-cash restructuring charges of $700,000, an increase in deferred revenue of $7.0 million, a decrease in prepaid expenses and other current assets and deferred rent of $1.6 million and an increase in accounts payable of $500,000.
      Cash used in operating activities was $26.5 million in 2003. This consisted primarily of net income of $4.2 million, depreciation and amortization of $3.9 million, non-cash restructuring charges of $1.1 million, and a decrease in accounts receivable of $9.9 million, offset by a decrease in accrued restructuring of $34.4 million, accrued expenses of $5.9 million, accounts payable of $1.4 million and an increase in deferred rent of $3.8 million related to lease settlements.
      Our investing activities for 2004 consisted primarily of capital expenditures of $800,000 and net proceeds from maturities of marketable securities of $400,000, along with net cash acquired in the Primus acquisition of $2.7 million. Our investing activities for 2003 consisted primarily of capital expenditures of $1.0 million and net proceeds from maturities of marketable securities of $13.1 million. Assets acquired in both 2004 and 2003 consisted principally of leasehold improvements, computer hardware and software. We expect that capital expenditures will total approximately $2.0 million in 2005.
      Net cash provided by financing activities was $1.0 million in 2004, consisting of proceeds from stock option exercises and our employee stock purchase plan of $1.5 million, offset by principal payments on notes payable of $500,000. Net cash provided by financing activities was $1.8 million in 2003, consisting of proceeds from stock option exercises and our employee stock purchase plan.

Accounts Receivable and Days Sales Outstanding
      Our accounts receivable balance and days sales outstanding, or DSO, as of December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

	(In thousands (except DSO data))
DSO	129	77	91
Revenue	$69,219	$72,492	$101,493
Accounts Receivable	$24,430	$15,364	$25,221
      The increase in our DSO in 2004 compared to 2003 is due to the impact of acquiring Primus’ accounts receivable balance in 2004 with only two months of Primus’ revenues in 2004, a high volume of support and maintenance renewals at year-end and product license deals that closed before year end but were not recognized into revenue during 2004. The increase in DSO is offset by a significant increase in deferred revenues to $25.4 million at December 31, 2004 from $14.9 million at December 31, 2003.
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
      Effective November 25, 2003, we modified our existing working capital facility with our Bank. The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The liquidity covenant mandates we maintain $25.0 million in unrestricted cash, which includes cash equivalents and marketable securities, at the end of each month throughout the duration of the facility.
      On December 24, 2004 we entered into the Seventh Loan Modification Agreement (the Seventh Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Seventh Amendment, the profitability covenant was revised to allow for quarterly net losses not to exceed $4.5 million for the fourth quarter of 2004, $2.0 million for the first quarter of 2005, $500,000 for the second quarter of 2005, $1.5 million for the third quarter of 2005, and net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. Our ability to meet these profitability covenants may be affected by the adoption of SFAS 123R, which we plan to adopt on July 1, 2005 (see Recent Accounting Pronouncements). We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, at the end of each month as follows:

•	for the months ending January 31, 2005, February 28, 2005, April 30, 2005, and May 31, 2005, the greater of (i) $15.0 million or (ii) two times the amount of outstanding obligations, which includes letters of credit, under the loan agreement, and

•	for the months ending March 31, 2005 and June 30, 2005, and as of the last day of each month thereafter, $20.0 million.
      To avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, we will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2004, we were in compliance with all related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize our outstanding Letters of Credit (LC’s); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 24, 2005.
      While there were no outstanding borrowings under the facility at December 31, 2004, we had issued LC’s totaling $8.6 million, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring from December 2005 through January 2009. The line of credit bears interest at the Bank’s prime rate (4.75% at December 31, 2004). As of December 31, 2004, approximately $11.4 million was available under the facility.
      We lease our facilities and equipment under operating and capital leases that expire between 2005 and 2009. The aggregate minimum annual payments under these leases is $21.5 million, which includes approximately $8.8 million payable in 2005. Of the $21.5 million, $12.8 million is for leases that are included in restructuring. In accrued restructuring at December 31, 2004, the $12.8 million was reduced to $9.4 million after taking into consideration estimated operating costs, estimated sublease income, contracted sublease income, and vacancy periods. Of the $21.5 million in lease payments, $20.8 million is for facility leases and $.7 million is for equipment leases. For additional information relating to our commercial and contractual commitments, see Notes 3 and 7 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations
      At December 31, 2004, our contractual cash obligations, which consist of operating and capital leases, were as follows (in thousands):

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Lease Commitments	$21,495	$8,842	$9,402	$3,251	$—
      We believe that there will not be any material real estate lease settlements beyond those completed to date. As such, we believe that our balance of $30.5 million in cash and cash equivalents and marketable securities at December 31, 2004, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on July 1, 2005.
      Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption we will use. We have not completed our evaluation of the effects of adopting SFAS 123R. The adoption of SFAS 123R could impact our ability to comply with the profitability covenants of our credit facility with our bank (see Note 3 to the Consolidated Financial Statements).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since December 31, 2004.
      The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound, Euro and Australian dollar that are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at December 31, 2004, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at December 31, 2004, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Art Technology Group, Inc.
      We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 14, 2005

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per-share information)
ASSETS
Current Assets:
Cash and cash equivalents	$21,310	$31,934
Marketable securities	5,197	9,650
Accounts receivable, net of reserves of $680 ($799 in 2003)	24,430	15,364
Prepaid expenses and other current assets	1,694	1,949

Total current assets	52,631	58,897
Marketable securities, long term	4,001	—
Property and equipment, net	3,120	3,751
Goodwill	27,458	—
Intangible assets, net	7,177	—
Other assets	3,416	4,712

	$97,803	$67,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,186	$1,146
Accrued expenses	13,156	12,363
Capital lease obligations, current portion	56	—
Notes payable	595	—
Deferred revenue	25,355	14,915
Accrued restructuring, short-term	6,095	9,427

Total current liabilities	50,443	37,851
Capital lease obligations, less current portion	112
Accrued restructuring, less current portion	5,063	8,572
Commitments and contingencies (Notes 3 and 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized — 10,000,000 shares
Issued and outstanding — no shares	—	—
Common stock, $0.01 par value
Authorized — 200,000,000 shares
Issued and outstanding — 108,141,966 shares and 72,936,165 shares at December 31, 2004 and 2003, respectively	1,081	729
Additional paid-in capital	249,465	218,927
Deferred compensation	—	(11)
Accumulated deficit	(205,235)	(195,691)
Accumulated other comprehensive loss	(3,126)	(3,017)

Total stockholders’ equity	42,185	20,937

	$97,803	$67,360

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except
	per-share information)
Revenues:
Product license	$23,345	$27,159	$48,796
Services	45,874	45,333	52,697

Total revenues	69,219	72,492	101,493
Cost of Revenues:
Product license	2,206	2,118	4,278
Services	19,879	19,808	33,745

Total cost of revenues	22,085	21,926	38,023

Gross profit	47,134	50,566	63,470
Operating Expenses:
Research and development	16,209	17,928	22,046
Sales and marketing	29,602	31,174	43,122
General and administrative	7,742	9,538	11,087
Restructuring charge (benefit)	3,570	(10,476)	19,005

Total operating expenses	57,123	48,164	95,260

Income (loss) from operations	(9,989)	2,402	(31,790)
Interest and other income, net	395	1,521	2,300

Income (loss) before benefit from income taxes	(9,594)	3,923	(29,490)
Benefit from income taxes	(50)	(255)	—

Net income (loss)	$(9,544)	$4,178	$(29,490)

Basic net income (loss) per share	$(0.12)	$0.06	$(0.42)

Diluted net income (loss) per share	$(0.12)	$0.06	$(0.42)

Basic weighted average common shares outstanding	79,252	71,798	69,921

Diluted weighted average common shares outstanding	79,252	73,768	69,921

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock					Accumulated
			Additional			Other	Total	Comprehensive
	Number of	Par	Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Value	Capital	Compensation	Deficit	Loss	Equity	(Loss)

	(In thousands, except share and per-share information)
Balance, January 1, 2002	68,982,030	$689	$214,597	$(1,558)	$(170,379)	(440)	$42,909
Exercise of stock options	343,006	3	109	—	—	—	112
Issuance of common stock in connection with employee stock purchase plan	1,616,442	17	1,754	—	—	—	1,771
Tudor Settlement (Note 12)	—	—	1,050	—	—	—	1,050
Amortization of deferred compensation	—	—	—	942	—	—	942
Reversal of deferred compensation	—	—	(222)	222	—	—	—
Comprehensive Loss:
Net loss	—	—	—	—	(29,490)	—	(29,490)	$(29,490)
Foreign currency translation adjustments	—	—	—	—	—	(1,271)	(1,271)	(1,271)

Comprehensive loss	—	—	—	—	—	—	—	$(30,761)

Balance, December 31, 2002	70,941,478	709	217,288	(394)	(199,869)	(1,711)	16,023
Exercise of stock options	786,020	8	744	—	—	—	752
Issuance of common stock in connection with employee stock purchase plan	1,208,667	12	1,083	—	—	—	1,095
Amortization of deferred compensation	—	—	—	136	—	—	136
Reversal of deferred compensation	—	—	(188)	247	—	(70)	(11)
Comprehensive Loss:
Net income	—	—	—	—	4,178	—	4,178	$4,178
Foreign currency translation adjustments	—	—	—	—	—	(1,236)	(1,236)	(1,236)

Comprehensive income	—	—	—	—	—	—	—	$2,942

Balance, December 31, 2003	72,936,165	$729	$218,927	$(11)	$(195,691)	$(3,017)	$20,937
Exercise of stock options	718,126	7	525	—	—	—	532
Issuance of common stock in connection with employee stock purchase plan	1,016,419	10	926	—	—	—	936
Issuances of common stock and valuation of options related to business combination	33,471,256	335	29,087				29,422
Amortization of deferred compensation	—	—		11	—	—	11
Comprehensive Loss:
Net loss	—	—	—	—	(9,544)	—	(9,544)	$(9,544)
Foreign currency translation adjustments	—	—	—	—	—	$(109)	(109)	(109)

Comprehensive loss	—	—	—	—	—	—	—	$(9,653)

Balance, December 31, 2004	108,141,966	$1,081	$249,465	$—	$(205,235)	$(3,126)	$42,185

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(9,544)	$4,178	$(29,490)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	11	136	942
Depreciation and amortization	2,957	3,897	7,147
Non-cash restructuring charge	667	1,144	2,613
Loss on disposal of fixed assets, net	33	121	198
Changes in operating assets and liabilities:
Accounts receivable, net	(7,147)	9,857	5,311
Unbilled services	—	—	269
Prepaid expenses and other current assets	671	371	3,057
Deferred rent	978	(3,772)	—
Accounts payable	519	(1,417)	(1,597)
Accrued expenses	(3,364)	(5,856)	(6,499)
Deferred revenue	6,957	(759)	(1,954)
Accrued restructuring	(6,841)	(34,446)	6,779

Net cash used in operating activities	(14,103)	(26,546)	(13,224)
Cash Flows from Investing Activities:
Purchases of marketable securities	(11,426)	(12,138)	(41,360)
Maturities of marketable securities	11,878	25,217	32,688
Restricted cash	—	—	16,757
Purchases of property and equipment	(763)	(993)	(945)
Proceeds from sales of equipment	—	91	—
Cash acquired in acquisition, net of acquisition costs paid	2,730	—	—
(Increase) decrease in other assets	(12)	98	3,094

Net cash provided by investing activities	2,407	12,275	10,234
Cash Flows from Financing Activities:
Tudor settlement	—	—	1,050
Principal payments on notes payable	(502)	—	—
Proceeds from exercise of stock options	532	752	112
Proceeds from employee stock purchase plan	936	1,095	1,771
Payments on capital leases	(7)	—	(2,000)

Net cash provided by financing activities	959	1,847	933
Effects of Foreign Exchange Rate Changes On Cash and Cash Equivalents	113	(1,471)	(1,607)

Net Decrease in Cash and Cash Equivalents	(10,624)	(13,895)	(3,664)
Cash and Cash Equivalents, Beginning of Period	31,934	45,829	49,493

Cash and Cash Equivalents, End of Period	$21,310	$31,934	$45,829

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$4	$—	$—
Cash paid during the period for income taxes	$38	$140	$447
Supplemental Disclosure of Noncash Investing and Financing Activities:
Reversal of deferred compensation	$—	$247	$222
Reversal of provision for income taxes	$158	$332	$—
Issuance of stock and options related to acquisition of Primus	$29,422	$—	$—
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
      ATG delivers software solutions to help consumer-facing organizations create an interactive experience for their customers and partners via the Internet and other channels. The Company’s software helps its clients market, sell and provide self-service opportunities to their customers and partners, which can enhance clients’ revenues, reduce their costs and improve their customers’ satisfaction. The Company also offers related services, including support, education, professional services and application hosting services.
      The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.
      On November 1, 2004, ATG acquired all of the shares of outstanding common stock of Primus Knowledge Solutions, Inc. (“Primus”). Primus is a provider of software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels (see Note 6).

(a)	Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries, including Primus Knowledge Solutions, Inc., which was acquired by ATG on November 1, 2004. All significant intercompany balances have been eliminated in consolidation.

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
      ATG recognizes product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services and the sale of certain other consulting and development services. ATG generally has separate agreements with its customers that govern the terms and conditions of its software licenses, consulting and support and maintenance services. These separate agreements, along with ATG’s business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to allocate revenue among the undelivered elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition(SOP 97-2) and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9).
      ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from the date of delivery. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software maintenance or application hosting agreements are recognized ratably over the term of the support and maintenance or application hosting period, which for application hosting and support and maintenance is typically one year. Customers who have both purchased ATG’s product licenses and have also entered into an application hosting agreement typically have a contractual right to cancel the application hosting agreement with a minimum notice period. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales to the resellers. ATG does not grant its resellers the right of return or price protection.
      Revenues from professional service arrangements are recognized on either a time-and-materials, proportional performance method or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. From time to time the Company enters into fixed price service arrangements. In those circumstances in which services are essential to the functionality of the software, the Company applies the percentage-of-completion method, and in those situations when only professional services are provided, the Company applies the proportional performance method. Both of these methods require that the Company track the effort expended and the effort expected to complete a project. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily consists of advance payments related to support and maintenance, service agreements and deferred product license revenues.

(d)	Cost of Product License Revenues
      Cost of product license revenues includes salary and related benefits costs of fulfillment, external shipping costs, and engineering staff dedicated to maintenance of products that are in general release, the amortization of developed technology acquired in connection with the Primus acquisition and licenses purchased in support of and used in the Company’s products and royalties paid to vendors whose technology is incorporated into the Company’s products.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net income (loss)	$(9,544)	$4,178	$(29,490)

Weighted average common shares outstanding used in computing basic net income (loss) per share	79,252	71,798	69,921
Weighted average common equivalent shares outstanding:
Employee common stock options	—	1,970	—

Total weighted average common and common equivalent shares outstanding used in computing diluted net income (loss) per share	79,252	73,768	69,921

Basic net income (loss) per share	$(0.12)	$0.06	$(0.42)

Diluted net income (loss) per share	$(0.12)	$0.06	$(0.42)

Anti-dilutive common stock equivalents	15,236	5,489	11,571

(g)	Cash, Cash Equivalents and Marketable Securities
      ATG accounts for investments in marketable securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At December 31, 2004 and 2003, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 9.6 months and 3.5 months at December 31, 2004 and 2003, respectively. At December 31, 2004, the average maturity of the marketable securities classified as long-term was 13.6 months. All long-term marketable securities, consisting of corporate debt securities, mature in 2006. At December 31, 2004 and 2003, the difference between the amortized cost and market value of ATG’s marketable securities were (losses)/gains of approximately ($77,000) and $4,000, respectively. At December 31, 2004 and 2003, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,

	2004	2003

Cash and cash equivalents:
Cash	$4,360	$11,767
Money market accounts	13,529	$20,167
U.S. Treasury and U.S. Government Agency securities	2,622	—
Commercial paper	799	—

Total cash and cash equivalents	$21,310	$31,934

Marketable securities:
U.S. Treasury and U.S. Government Agency securities	$648	$1,008
Commercial paper	796	—
Corporate debt securities	7,754	8,642

Total marketable securities	$9,198	$9,650

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Other Assets
      Included in Other Assets at December 31, 2004 and 2003 is deferred rent expense related to lease settlements reached with landlords during 2003. These settlement agreements involved both reaching a settlement on abandoned space and renegotiating a reduction in the rate for continuing operating space. In these cases, a portion of the settlement payment was accounted for as deferred rent expense. The deferred rent will be amortized over the remaining lease term, which will have the effect of maintaining the effective rent expense per square foot on the existing operating space equal to the effective rent expense per square foot per the original lease (see Note 10).

(i)	Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG provides for depreciation and amortization using the straight-line method.
      Property and equipment at December 31, 2004 and 2003, consisted of the following (in thousands):

		December 31,

Asset Classification	Estimated Useful Life	2004	2003

Computer equipment	3 years	$10,985	$10,154
Leasehold improvements	Lesser of useful	3,711	4,407
	life or life of lease
Furniture and fixtures	5 years	2,850	2,687
Computer software	3 years	4,400	4,207

		21,946	21,455
Less — accumulated depreciation and amortization		18,826	17,704

		$3,120	$3,751

      Depreciation expense included in the accompanying statements of operations was approximately $1.9 million, $3.9 million and $7.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(j)	Research and Development Expenses for Software Products
      ATG evaluates the establishment of technological feasibility of its products in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. ATG sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, ATG has concluded that technological feasibility is not established until the development stage of the product is nearly complete. ATG defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to ATG’s financial position or results of operations. Therefore, ATG has charged all such costs to research and development in the period incurred.

(k)	Income Taxes
      ATG accounts for income taxes in accordance with the provisions of SFAS 109, Accounting for Income Taxes. This statement requires ATG to recognize a current tax asset or liability for current taxes payable or refundable and to record deferred tax assets or liabilities for the estimated future tax effects of temporary differences and carryforwards to the extent that they are realizable. A valuation allowance is established

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized (see Note 4).

(l)	Stock-Based Compensation
      ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, and follows the disclosure-only alternative under SFAS 123, Accounting for Stock Based Compensation (SFAS 123) (see Note 5).
      Had compensation expense for ATG’s stock plans been determined consistent with FAS 123, the pro forma net loss and net loss per share would have been as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except
	per-share information)
Net income (loss) as reported	$(9,544)	$4,178	$(29,490)
Add: Stock-based employee compensation expense included in reported net income (loss)	11	136	942
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(15,659)	(40,184)	(39,913)

Pro forma net loss	$(25,192)	$(35,870)	$(68,461)

Basic and diluted net income (loss) per share:
As reported	$(0.12)	$0.06	$(0.42)
Pro forma	$(0.32)	$(0.50)	$(0.98)

(m)	Comprehensive Income (Loss)
      SFAS 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income (loss) comprises net (income) loss and foreign currency translation adjustments.

(n)	Fair Value of Financial Instruments
      Financial instruments mainly consist of cash and cash equivalents, marketable securities and accounts receivable. The carrying amounts of these instruments approximate their fair values.

(o)	Concentrations of Credit Risk and Bad Debts
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers through continuing credit evaluations and generally does not require collateral. ATG maintains an allowance for potential credit losses based on historical collections experience and specific identification, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 one customer balance, comprising product and services invoices, accounted for 11% of accounts receivable. At December 31, 2003, no customers accounted for greater than 10% of accounts receivable.

(p)	Long-Lived Asset, including Intangible Assets
      In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, and the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Intangible assets with determinable lives are amortized over their useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. The Company has recorded impairment charges as discussed in Note 12.

(q)	Hedging Activities
      A portion of the Company’s revenues, earnings and cash flows are exposed to changes in foreign exchange rates. On September 18, 2002, the Company’s Board of Directors formally approved a foreign currency-hedging program to mitigate the risk of foreign currency fluctuations on earnings and cash flows. Under this program, the Company may at times seek to manage its foreign exchange risk through the use of foreign currency forward-exchange contracts. ATG may use these contracts to offset the potential foreign currency impact to earnings and cash flows from short-term foreign currency assets and liabilities that arise from operations. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative contracts and hedging activities be recorded at fair value in the financial statements. Such contracts are marked to market in each reporting period with the resulting change in fair value recognized immediately in Other Income in the Consolidated Statement of Operations as unrealized gains and losses up through their maturity, at which time the gains or losses become realized. These gains and losses offset the changes in fair value of the asset or liability being hedged. Realized gains and losses were not material in 2004, 2003 or 2002. As of December 31, 2004 and 2003, there were no foreign currency-hedging contracts or other option or derivative contracts outstanding.

(r)	Foreign Currency Translation
      The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS 52, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiaries has been determined to be the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in Interest and Other Income, Net in the accompanying Consolidated Statement of Operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive loss included in Stockholders’ Equity in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2004, 2003, and 2002, the Company recorded net gains of $18,000, $785,000, and $950,000, respectively, from realized foreign currency transactions gains and the re-measure-

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment of foreign currency denominated assets and liabilities, which are included in Interest and Other Income, Net in the accompanying Consolidated Statements of Operations.

(s)	Goodwill
      The Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations (SFAS 141) and SFAS 142, Goodwill and Other Intangible Assets (SFAS 142) in July 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events which may indicate that an impairment has occurred. Intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible asset obtained is through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The adoption of SFAS 141 and SFAS 142 effective January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.
      The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value, which is determined by use of a discounted cash flow technique, of the reporting entity to its carrying value. If the fair value of the reporting entity exceeds the carrying value of the net assets of that entity, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting entity exceeds the fair value of that entity, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting entity’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.
      Determining the fair value of a reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company may make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values of its reporting entities.
      The Company plans on performing the annual impairment assessment as of December 1 of each year.

(t) Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required. The Company will adopt SFAS 123R on July 1, 2005.
      Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. The Company has not yet determined the method of adoption it will use. The Company has not completed its evaluation of the effects of adopting SFAS 123R. The adoption of SFAS 123R could impact the Company’s ability to comply with the profitability covenants of its credit facility with its bank (see Note 3.)

(2)	Disclosures About Segments of an Enterprise
      SFAS 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. FAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker, as defined under SFAS 131, is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.
      Revenues from sources outside of the United States were approximately $22.9 million, $25.3 million and $30.1 million in 2004, 2003 and 2002, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and the Asia/ Pacific region. All of ATG’s product sales for the years ended December 31, 2004, 2003 and 2002, were delivered from its headquarters located in the United States.
      The following table represents the percentage of total revenues by geographic region from customers for 2004, 2003 and 2002:

	Years Ended
	December 31,

	2004	2003	2002

United States	67%	65%	70%
Europe, Middle East and Africa (excluding UK)	20	17	6
United Kingdom (UK)	10	13	18
Asia Pacific	2	3	3
Other	1	2	3

	100%	100%	100%

(3)	Credit Facility and Notes Payable

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
      On December 24, 2004, the Company entered into the Seventh Loan Modification Agreement (the Seventh Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Seventh Amendment, the profitability covenant was revised to allow for quarterly net losses not to exceed $4.5 million for the fourth quarter of 2004, $2.0 million for the first quarter of 2005, $500,000 for the second quarter of 2005, $1.5 million for the third quarter of 2005, and to require net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, at the end of each month as follows:

•	For the months ending January 31, 2005, February 28, 2005, April 30, 2005, and May 31, 2005, the greater of (i) $15.0 million or (ii) two times the amount of outstanding obligation, which includes letters of credit, under the loan agreement, and

•	For the months ending March 31, 2005 and June 30, 2005, and as of the last day of each month thereafter, $20 million
      To avoid additional bank fees and expenses, the Company is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balances at the Bank falls below this amount, the Company will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2004, ATG was in compliance with all related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring ATG to cash collateralize its outstanding Letters of Credit (LC’s); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 24, 2005.
      While there were no outstanding borrowings under the facility at December 31, 2004, ATG has issued LC’s totaling $8.6 million, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring from December 2005 through January 2009. The line of credit bears interest at the Bank’s prime rate (4.75% at December 31, 2004). As of December 31, 2004, approximately $11.4 million was available under the facility.

Notes Payable
      In connection with the November 2004 acquisition of Primus, the Company assumed Primus’ outstanding obligation of approximately $297,000 under a credit facility with a bank. The facility is payable in monthly installments of approximately $11,000, including interest at the bank’s prime rate plus 2% (6.75% at December 31, 2004), due June 2008. The facility is callable on demand. The loan is denominated in British pounds.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 1, 2004, the Company entered into a settlement agreement with ServiceWare Technologies, Inc. (ServiceWare) related to their allegation that Primus had infringed certain patents owned by ServiceWare (see Note 13). As part of the settlement, the Company was required to make cash payments totaling $800,000, of which $300,000 was payable in January 2005 and was included in notes payable at December 31, 2004 ($500,000 was paid during 2004). The $300,000 payment was made on schedule in 2005. The settlement amount was accrued for in the opening balance sheet of Primus (see Note 6).

(4)	Income Taxes
      Income (loss) before benefit for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Domestic	$(7,930)	$13,539	$(22,197)
Foreign	(1,664)	(9,616)	(7,293)

Total	$(9,594)	$3,923	$(29,490)

      The benefit for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

	Years Ended
	December 31,

	2004	2003	2002

Federal
Current	$—	$—	$—
Deferred	—	—
State
Current	30	—	—
Deferred	—	—
Foreign
Current	(80)	(255)	—
Deferred	—	—	—

	$(50)	$(255)	$—

      The benefit for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,

	2004	2003	2002

Federal tax at statutory rate	(35.0)%	35.0%	(35.0)%
State taxes, net of federal benefit	.2	11.5	(2.4)
Meals and entertainment	1.8	4.3	0.3
Reversal of previously accrued taxes	(1.6)	(8.5)	—
Other	—	0.8	1.4

Provision before valuation allowance	(34.6)	43.1	(35.7)

Unbenefitted losses	34.1	(49.6)	35.7

	(0.5)%	(6.5)%	—%

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Restructuring	$5,161	$6,727
Depreciation and Amortization	1,154	1,183
Reserves and Accruals	1,320	351
Other	1,637	12
Deferred Revenue	3,653	109
US Income tax credits	1,037	1,037
Net operating losses	102,602	79,200

Total gross deferred tax assets	116,564	88,619
Valuation allowance	(113,693)	(88,619)

Total deferred tax assets	2,871	—

Deferred tax liabilities:
Intangible assets	(2,871)	—

Net deferred tax assets	$—	$—

      As of December 31, 2004, ATG had net operating loss carryforwards of approximately $231.4 million for federal income tax purposes, $216.0 million for state income tax purpses and approximately $30.9 million for non-US income tax purposes. Approximately $90.5 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal and state income tax purposes. Approximately $56.0 million of this amount was tax benefited through additional paid-in capital in 2000. ATG also has available federal tax credit carryforwards of approximately $1.0 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2024. If substantial changes in ATG’s ownership have occurred or should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. ATG has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on the Company’s ability to utilize these tax credit and operating loss carryforwards.
      Included in the total net operating loss carryforwards is approximately $28.5 million acquired as a result of the acquisition of Primus. This amount includes only those net operating losses which would not be limited as a result of the acquisition of Primus triggering an ownership change pursuant to Section 382 of the Code. If Primus incurred any ownership changes prior to its acquisition by the Company, limitations imposed under Section 382 of the Code could have an impact on the Company’s ability to utilize these net operating loss carryforwards.
      As of December 31, 2004 and 2003, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. The valuation allowance increased $25.1 million to $113.7 million in 2004 from $88.6 million in 2003. The primary reason for the increase in the valuation allowance is due to $28.5 million of unbenefitted net operating losses related to Primus.
      The Company has provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. During 2004 and 2003, the Company reversed previously accrued taxes of $158,000 and $332,000, respectively, for foreign locations, due to the closure of the statute of limitations, or as a result of changes in its estimates of potential amounts due, in those locations.

(5)	Stockholders’ Equity

(a)	Stock Plans

1996 Stock Option Plan
      In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, shareholders approved resolutions to amend and restate the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the 1996 Plan to December 31, 2013. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. As of December 31, 2004, there are 25,600,000 shares authorized and 8,089,000 shares available for future grant under the 1996 Plan.
      Additionally, in May 1999, ATG granted 150,000 options outside ATG’s stock option plans to an executive of ATG. As of December 31, 2004, these options have not been exercised.

1999 Outside Director Stock Option Plan
      The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. In 2004, shareholders approved resolutions to amend and restate the Director Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the Director Plan to December 31, 2013. Pursuant to the amendments to the Director Plan, $2,500 of each outside director’s annual retainer will be paid in the form of restricted stock. A total of 800,000 shares of common stock have been reserved under the Director Plan.
      Under the terms of the Director Plan, each non-employee director on the effective date of the initial public offering received an option to purchase 10,000 shares of common stock on the effective date of the Company’s initial public offering at the public offering price. As of December 31, 2004, there were 411,000 shares available for future grant under the Director Plan.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Primus Stock Option Plans
      In connection with the acquisition of Primus Knowledge Solutions, Inc., the Company assumed certain options, as defined in the merger agreement, issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (the Primus 1999 Plan) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (Primus 1999 NESC Plan) (together the Primus Stock Option Plans) subject to the same terms and conditions as set forth in the Primus Stock Option Plans adjusted to give effect to the conversion under the terms of the merger agreement. All options assumed by the Company pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted to options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. At December 31, 2004, there were 2,359,000 shares available for grant under the Primus 1999 Plan. No additional options will be granted under the Primus 1999 NESC Plan.
      The following table summarizes ATG’s option activity under the Company’s 1996 Plan, Director Plan and the Primus Stock Option Plans:

			Weighted
			Average
	Number		Exercise
	of Shares	Exercise Price	Price

	(In thousands except per share data)
Outstanding, December 31, 2001	13,038	$0.06 – $120.00	$21.25
Granted	4,288	0.90 – 4.3	1 2.39
Exercised	(343)	0.06 – 2.1	3 0.33
Canceled	(5,412)	0.06 – 120.0	0 36.16

Outstanding, December 31, 2002	11,571	.06 – 120.00	7.91
Granted	4,807	0.84 – 2.8	2 1.26
Exercised	(786)	0.06 – 2.1	3 0.96
Canceled	(4,212)	0.06 – 120.0	0 9.94

Outstanding, December 31, 2003	11,380	0.06 – 120.00	4.56
Granted	8,750	0.33 – 2.02	1.06
Exercised	(718)	0.07 – 1.3	1 0.74
Canceled	(4,176)	0.70 – 1.2	0 3.98

Outstanding, December 31, 2004	15,236	$0.06 – $120.00	$2.96

Exercisable December 31, 2004	8,980	$0.06 – $ 94.63	$4.08
Exercisable, December 31, 2003	6,018	$ .06 – $120.00	$6.53
Exercisable, December 31, 2002	5,523	$ .06 – $120.00	$9.78

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2004:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual Life	Average		Average
	Number of	Outstanding	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

	(In thousands, except years and per-share information)
$ 0.06	2	5.1	$0.06	2	$0.06
0.25	184	3.4	$0.25	183	$0.25
0.38 – 0.56	84	7.3	$0.53	84	$0.53
0.58 – 0.86	2,956	6.0	$0.66	2,842	$0.65
0.88 – 1.31	5,069	8.4	$1.01	1,861	$1.02
1.33 – 2.00	3,601	8.4	$1.53	965	$1.54
2.01 – 3.01	832	5.3	$2.17	760	$2.16
3.06 – 4.05	759	6.0	$3.89	568	$3.89
4.78 – 6.19	1,121	4.7	$4.96	1,090	$4.97
8.27 – 12.00	253	4.7	$9.46	251	$9.44
13.41 – 19.03	52	3.2	$18.02	52	$18.02
22.94 – 32.44	20	5.6	$26.69	20	$26.79
34.75 – 51.69	145	5.1	$49.09	144	$49.12
52.50 – 78.00	122	4.0	$63.02	122	$63.02
87.00 – 120.00	36	5.6	94.63	36	94.63

$ 0.06 – 120.00	15,236	7.2	$2.96	8,980	$4.08

      Through the fourth quarter of 1998, ATG recorded deferred compensation of approximately $4.9 million, which represents the aggregate difference between the exercise price and the fair market value of the Company’s common stock, as determined for accounting purposes. The deferred compensation is being recognized as an expense over the vesting period of the underlying stock options. ATG recorded compensation expense of $11,000, $136,000 and $942,000 for the years ended December 31, 2004, 2003 and 2002, respectively, related to these options.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the years ended 2004, 2003 and 2002, approximately 1,016,000, 1,209,000 and 1,616,000 shares, respectively, were issued under the 1999 Employee Stock Purchase Plan. As of December 31, 2004, there were 852,000 shares remaining unissued in the plan.

Stock-Based Compensation
      As permitted under SFAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.
      Pro forma financial measures regarding net income (loss) and earnings per share is required by SFAS 123 for stock-based awards as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions.

	Years Ended
	December 31,

	2004	2003	2002

Risk-free interest rate	2.93%	2.51%	3.43%
Expected life (years)	4	4	4
Expected volatility	102%	117%	125%
Expected dividend yield	—	—	—
      The weighted average grant date fair values per share generated by application of the Black-Scholes option valuation model utilizing the assumptions noted above for the years ended December 31, 2004, 2003 and 2002 were $0.92, $0.97 and $1.97, respectively, resulting in total compensation expense of $4,338,000, $5,061,000 and $8,549,000 for stock-based awards granted in 2004, 2003 and 2002, respectively. Total compensation expense is recognized over the vesting period of the underlying stock options period adjusted for forfeitures. As required by SFAS 123, the reported net (loss) income and basic and diluted earnings (loss) per share have been presented to reflect the impact had the Company been required to account for stock-based awards using the fair value method under SFAS 123. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. See Note 1(l) for the disclosure of pro forma net loss and net loss per share.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Option Exchange Program
      On August 1, 2002, the Company offered all full-time and part-time employees, other than the officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, and directors, the opportunity to participate in a stock option exchange program. The voluntary program gave employees the opportunity to exchange options with exercise prices of $15.00 or more per share that were granted under the Amended and Restated 1996 Stock Option Plan. However, if an employee elected to cancel any awards, all options granted after January 26, 2002 were also required to be canceled and the employee could not be granted any additional shares of stock before March 3, 2003. The new options were exercisable for one share of ATG’s common stock for every three shares of the Company’s common stock issuable upon exercise of a surrendered option to be granted at least six months and one day after the old options were cancelled. Options to acquire approximately 3,000,495 shares were eligible for exchange under this program.
      On August 29, 2002, options to acquire 1,997,819 shares were cancelled under the stock option exchange program. On March 3, 2003, options to acquire 479,447 shares were granted to employees of ATG in accordance with the option exchange program, at a grant price of $0.99 per share. Twenty-five percent of each new option vested immediately on the date of grant. The remaining seventy-five percent will vest in three equal installments in six-month intervals.

(6)	Acquisitions

Acquisition of Primus Knowledge Solutions, Inc.
      Effective November 1, 2004, the Company acquired all of the outstanding shares of common stock of Primus Knowledge Solutions, Inc. (“Primus”). Primus is a provider of software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. Primus’ technology powers every interaction with knowledge to increase customer satisfaction and reduce operational costs. The Company determined that combining the technology, research and development resources, customer relationships and sales and marketing capabilities of the two companies would create a stronger and more competitive company, with the breadth and scale that the market demands.
      In reaching the decision to enter into the merger, which resulted in the recognition of $27.5 million of goodwill, there were a number of additional specific reasons why the Company believed the acquisition would be beneficial. These potential benefits include the following:

•	the belief that the acquisition will better enable the Company to satisfy demand for a single, integrated application suite that includes functionality for online commerce and customer service and covers the full range of customer interactions including call centers, e-mail and the internet;

•	the fact that the two product offerings are largely complementary, with only limited functional overlap, and utilize compatible technology;

•	the opportunity to increase revenues by combining Primus’ customers with ATG’s customers, and by cross selling each company’s product set to the customers of the other company;

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the belief that enlarging the Company’s installed base and adding to its stream of maintenance and support revenue would benefit its results of operations;

•	the opportunity to achieve expense reduction synergies through elimination of duplicative functions and expenses; and

•	the belief that the combined experience, research and development resources and sales and marketing capabilities of the two companies will better enable the Company to respond quickly and effectively to rapid changes in technology, customer requirements and competitive landscape which characterize our industry
      The aggregate purchase price was approximately $31.7 million, which consisted of $28.1 million of the Company’s Common Stock, $1.3 million for the fair value of fully-vested stock options exchanged in the acquisition and $2.3 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The Compamy issued approximately 33.5 million shares of ATG Common Stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. The fair value of the stock options issued to employees was estimated using a Black-Scholes option valuation model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	1.42
Expected volatility	93.5%
Risk free interest rate	2.52%
      The consolidated financial statements include the results of Primus from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The allocation of the purchase price is preliminary and could be adjusted due to settlement of litigation (see Note 13) or other matters that were not identified at the acquisition date. The following represents the allocation of the purchase price (in thousands):

Cash	$3,989
Accounts receivable	1,919
Other current assets	416
Property, plant & equipment	944
Goodwill	27,458
Intangible assets:
Customer relationships (estimated useful life of 4 years)	4,200
Developed product technology (estimated useful life of 5 years)	3,600
Non-competition agreements (estimated useful life of 3 years)	400

Total intangible assets	8,200
Other long-term assets	189
Accounts payable	(2,511)
Deferred revenue	(3,483)
Notes payable and current portion of capital lease obligations	(1,146)
Accrued and other expenses	(4,157)
Long-term liabilities	(126)

Total purchase price	$31,692

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In determining the purchase price allocation, the Company considered, among other factors, the expected use of the acquired assets, historical demand and estimates of future demand of Primus’ products and services. The fair value of intangible assets was primarily determined using the income approach, which is based upon a forecast of the expected future net cash flows associated with the assets. These net cash flows were then discounted to a present value by applying a discount rate of 18% to 19%. The discount rate was determined after consideration of Primus’ weighted average cost of capital and the risk associated with achieving forecast sales related to the technology and assets acquired from Primus.
      The total weighted average amortization period for the intangible assets is 4.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, or on a straight-line basis, if greater. None of the goodwill is deductible for income tax purposes.
      In connection with the Primus acquisition, the Company commenced integration activities which have resulted in involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits is for 49 employees, primarily in general and administrative and research and development functions. The Company expects to pay the remaining balance for involuntary termination benefits and facilities-related costs in 2005. The following summarizes the obligations recognized in connection with the Primus acquisition and activity to date (in thousands):

			Ending
Category	Obligation	Payments	Balance

Involuntary termination benefits	$1,682	$(464)	$1,218
Facilities-related costs	376	(97)	279

Total	$2,058	$(561)	$1,497

      The balance of $1.5 million in costs associated with the integration activities at December 31, 2004 is included in accrued expenses.
      The following pro forma information assumes the Primus acquisition occurred as of the beginning of each year presented after giving effect to certain adjustments, primarily amortization of intangible assets and reduction of revenues for the fair market value adjustment to Primus’ deferred revenue balance. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented or of results that may occur in the future (in thousands, except per share data):

	Year Ended December 31,

	2004	2003

	(Unaudited)
Revenue	$86,135	$95,660
Net loss	$(23,105)	$(3,519)
Net loss per weighted average share, basic and diluted	$(0.22)	$(0.03)
      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 ceased goodwill amortization but requires testing for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 also requires purchased intangible assets other than goodwill to continue to be amortized over their estimated useful lives. There was no impairment to goodwill during fiscal year 2004.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets as of December 31, 2004 consist of the following (in thousands):

2004	Gross Carrying	Accumulated	Net Book
Category	Amount	Amortization	Value

Purchased technology	$3,600	$(441)	$3,159
Customer relationships	4,200	(559)	3,641
Non-compete agreements	400	(23)	377

Total intangible assets, excluding goodwill	$8,200	$(1,023)	$7,177

      Amortization expense from intangible assets was $1.0 million in 2004. As of December 31, 2004, amortization expense on existing intangibles for the next five years is as follows (in thousands):

2005	$2,318
2006	2,055
2007	1,740
2008	848
2009	216

Total	$7,177

(7)	Commitments and Contingencies

Leases
      ATG has offices, primarily for sales and support personnel, in six domestic locations as well as five foreign countries. At December 31, 2004, ATG had issued $8.6 million of LC’s under its line of credit in favor of various landlords and equipment leasing companies to secure obligations under its leases, which expire from 2005 through 2009.
      The Company has both operating and capital lease obligations related to equipment leases. The obligations on these leases, which are included in the schedule of future minimum payments, represent the contractual minimum obligations. Certain equipment leases include purchase options at the end of the lease term.
      The future minimum payments of ATG’s facility leases and operating and capital lease obligations as of December 31, 2004, were as follows (in thousands):

Years Ending December 31,	Leases

2005	$8,842
2006	6,268
2007	3,134
2008	2,625
2009	626
Thereafter	—

Total future minimum lease payments	$21,495

      Of the $21.5 million in future minimum lease payments, $12.8 million is included in the Company’s accrued restructuring charges. The $12.8 million was reduced to $9.4 million restructuring charge after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (see Note 12).

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense included in the accompanying statements of operations was approximately $4,418,000, $5,472,000 and $9,434,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Indemnifications
      The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.
      With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2004.
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

BroadVision Settlement
      In connection with a settlement of the patent infringement claim by BroadVision Inc. (BroadVision), ATG acquired a perpetual, paid-up license for BroadVision’s patented technology. As a part of the settlement, ATG paid $2.0 million in 2002. ATG expensed $2.3 million of the settlement as cost of product revenues in 2002.

(8)	Employee Benefit Plan
      Effective January 1, 1997, ATG adopted the Art Technology Group 401(k) Plan (the 401(k) Plan). All employees, as defined, are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. ATG may contribute to the 401(k) Plan at its discretion. For the years ended December 31, 2004, 2003 and 2002, ATG made a discretionary contribution to the 401(k) Plan of approximately $0, $0 and $1,216,000, respectively.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accrued Expenses
      Accrued expenses at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Payroll and related costs	$5,294	$3,894
Accrued accounts payable	439	1,190
Taxes	4,022	3,796
Other	3,401	3,483

	$13,156	$12,363

(10)	Other Assets
      Other assets at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,

	2004	2003

Deferred rent resulting from lease settlements (see Note 12)	$2,275	$3,772
Other assets	1,141	940

	$3,416	$4,712

(11)	Valuation and Qualifying Accounts
      The following is a rollforward of ATG’s allowance for doubtful accounts (in thousands):

		Additions/
		Charges
	Beginning of	to	Deductions/	Balance at End
	Period	Expense	Write-Offs	of Period

Year Ended December 31, 2002	$3,539	$694	$(2,292)	$1,941

Year Ended December 31, 2003	$1,941	$210	$(1,352)	$799

Year Ended December 31, 2004	$799	$259	$(378)	$680

(12)	Restructuring
      During the years ended 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/ (benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, in order to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
strategic product realignments and the Company’s acquisition of Primus Knowledge Solutions, Inc., and to eliminate facilities that were not needed in order to efficiently run the Company’s operations. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2004 and 2003 charges were recorded in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88) and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” FAS 88 and SAB 100.
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
      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2001	2001
		Adjustments	Adjustments		Accrued
		in Estimates	in Estimates		Restructuring
	2001	Resulting in	Resulting in	Write-Offs and	Balance as of
	Charges	Additional Charges	Credits	Payments	December 31, 2001

Facilities-related costs and impairments	$59,418	$9,700	$(8,200)	$16,208	$44,710
Employee severance, benefits and related costs	7,938	—	—	6,748	1,190
Asset impairments	4,205	—	—	4,205	—
Exchangeable share settlement	1,263	—	—	1,263	—
Marketing costs	851	—	—	851	—
Legal and accounting	405	—	—	232	173

Total	$74,080	$9,700	$(8,200)	$29,507	$46,073

		2002	2002
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in		Balance as of
	December 31, 2001	Additional Charges	Credits	Payments	December 31, 2002

Facilities-related costs and impairments	$44,710	$2,207	$(853)	$9,016	$37,048
Employee severance, benefits and related costs	1,190	—	—	920	270
Marketing costs	—	—	(536)	—	(536)
Legal and accounting	173	—	—	173	—

Total	$46,073	$2,207	$(1,389)	$10,109	$36,782

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		2003	2003
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in		Balance as of
	December 31, 2002	Additional Charges	Credits	Payments	December 31, 2003

Facilities-related costs and impairments	$37,048	$2,769	$(11,466)	$18,143	$10,208
Employee severance, benefits and related costs	270	229	—	270	229
Marketing costs	(536)	—	—	(536)	—

Total	$36,782	$2,998	$(11,466)	$17,877	$10,437

		2004	2004
	Accrued	Adjustments	Adjustments		Accrued
	Restructuring	in Estimates	in Estimates		Restructuring
	Balance as of	Resulting in	Resulting in		Balance as of
	December 31, 2003	Additional Charges	Credits	Payments	December 31, 2004

Facilities-related costs and impairments	$10,208	$112	$—	$4,066	$6,254
Employee severance, benefits and related costs	229	—	(172)	—	57

Total	$10,437	$112	$(172)	$4,066	$6,311

Facilities-Related Costs and Impairments
      During 2001, the Company recorded facility-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprised of excess rental space for offices worldwide, net of estimates for vacancy periods and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to excess office facilities. The estimated sublease income was $25.9 million and based on rental rates ranging from $18 to $40 per square foot with estimated vacancy periods prior to the expected sublease income ranging from 10 to 15 months. During the fourth quarter of 2001, the Company recorded an adjustment to increase the facility-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. The sublease income was adjusted by decreasing anticipated sublease rates from the range of $18 to $40 to the range of $18 to $35 per square foot and extending the initial vacancy periods by approximately 9 months. In addition, the Company reduced its lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which is being paid ratably over 4.5 years.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2004, the Company made adjustments in cost estimates related to space vacated in 2001. These adjustments resulted in an increase to the restructuring charge of $112,000.

Employee Severance, Benefits and Related Costs and Exchangeable Shares
      As part of the 2001 restructuring actions, the Company recorded charges of $7.9 million for employee severance. The Company terminated the employment of 530 employees, or 46% of the Company’s workforce, of which 249 of these employees were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. No employees remained employed as of June 30, 2002. In addition, the Company settled 11,762 exchangeable shares with a certain employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, the Company recorded additional charges of $229,000 for severance related to a specific employee terminated as part of the 2001 restructuring action. During 2004, the Company reached final settlement with an employee that had been included in the 2001 charge. The settlement resulted in a credit to the restructuring charge of $172,000.

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

Marketing Costs, Legal and Accounting
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

			Accrued
			Restructuring
			Balance as of
		Write-Offs and	December 31,
	2002 Charges	Payments	2002

Facilities-related costs and impairments	$14,634	$2,613	$12,021
Employee severance, benefits and related costs	3,553	—	3,553

Total	$18,187	$2,613	$15,574

	Accrued		2003		Accrued
	Restructuring		Adjustments		Restructuring
	Balance as of	2003	in Estimates		Balance as of
	December 31,	Adjustments	Resulting in		December 31,
	2002	in Estimates	Credits	Payments	2003

Facilities-related costs and impairments	$12,021	$4,094	$(7,235)	$2,993	$5,887
Employee severance, benefits and related costs	3,553	327	(86)	3,794	—

Total	$15,574	$4,421	$(7,321)	$6,787	$5,887

	Accrued		2004		Accrued
	Restructuring		Adjustments		Restructuring
	Balance as of	2004	in Estimates		Balance as of
	December 31,	Adjustments	Resulting in		December 31,
	2003	in Estimates	Credits	Payments	2004

Facilities-related costs and impairments	$5,887	$—	$(242)	$4,490	$1,155

Total	$5,887	$—	$(242)	$4,490	$1,155

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2004, the Company recorded an adjustment to its estimates of the 2002 actions, resulting in a credit to the restructuring charge of $242,000.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

			2003	2003
			Adjustments	Adjustments
	Three Months	Three Months	in Estimates	in Estimates		Balance at
	Ended June 30,	Ended September 30	Resulting in	Resulting in	Write-Offs	December 31,
	2003	2003	Charges	Credits	and Payments	2003

Facilities-related costs and impairments	$1,071	$393	$425	$—	$275	$1,614
Employee severance, benefits and related costs	927	309	69	(84)	1,160	61

Total	$1,998	$702	$494	$(84)	$1,435	$1,675

		2004
		Adjustments	2004
		in Estimates	Adjustments
	Balance at	Resulting in	in Estimates		Balance at
	December 31,	Additional	Resulting in		December 31,
	2003	Charges	Credits	Payments	2004

Facilities-related costs and impairments	$1,614	—	$(62)	$179	$1,373
Employee severance, benefits and related costs	61	—	(15)	46	—

Total	$1,675	$—	$(77)	$225	$1,373

Second Quarter 2003 Action
      During the quarter ended June 30, 2003, the Company recorded a restructuring charge of $2.0 million. The Company also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

Facilities-Related Costs and Impairments
      During the second quarter of 2003, the Company recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter, as result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with SFAS 146, the Company has recorded the present value of the net lease obligation.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Asset Impairments
      The Company recorded a charge in cost of product license revenues of $169,000 to reduce the carrying value of third-party software embedded into one of its products, which was a minor component of our suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. The Company discontinued marketing of this software and ceased future development work specifically related to this third-party software. However, the Company did not change its overall product strategy for the purpose for which the software was acquired.
Third Quarter 2003 Action
      During the third quarter of 2003, the Company recorded a restructuring charge of approximately $771,000.

Facilities-Related Costs and Impairments
      The Company recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 and based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, the Company determined that it is unlikely it will sublet this space before its lease expires resulting in an additional charge of $198,000. In accordance with SFAS 146, the Company has recorded the present value of the net lease obligation.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      During 2004, the Company made adjustments in cost estimates related to space vacated in 2003 and employee severance estimates related to 2003 actions. These adjustments resulted in a net credit to the restructuring charge $77,000.
2004 Action
      During 2004, the Company recorded a restructuring charge of $3.6 million, comprised of new actions of $3.9 million and net credits resulting from changes in estimates from prior actions of $379,000.

Facilities-Related Costs and Impairments
      During the fourth quarter of 2004, the Company recorded facilities-related charges of $1.5 million primarily comprised of $800,000 for an operating lease related to idle office space net of assumptions for vacancy period and sublease income based on the then current real estate market data, $200,000 of leasehold improvements written down to their fair value and $500,000 of prepaid rent related to the abandoned space, which was recorded as part of prior lease settlements. The lease charge was for office space the Company vacated before December 31, 2004 and intends to sublease. The estimated sublease income was $350,000 based on a rental rate of $13 per square foot with an estimated vacancy period prior to the expected sublease income of 6 months. In accordance with SFAS 146, the Company has recorded the present value of the net lease obligation.
      As a result of a reduction of employees and the closure of office space, the Company wrote-off $200,000 of leasehold improvements related to the vacated space to their estimated fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

Employee Severance, Benefits and Related Costs
      As part of the fourth quarter 2004 restructuring action, the Company recorded a charge of $2.5 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 56 employees, or 14% of the Company’s workforce, consisting of 27 employees from sales and marketing, 8 from services, 6 from general and administrative and 15 from research and development. The Company accrued employee benefits pursuant to its ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of December 31, 2004. As of December 31, 2004, 13 employees had been terminated. The termination process is expected to be completed during 2005.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

			Balance at
	2004	Write-Offs	December 31,
	Charges	and Payments	2004

Facilities-related costs and impairments	$1,488	$738	$750
Employee severance, benefits and related costs	2,461	892	1,569

Total	$3,949	$1,630	$2,319

      As of December 31, 2004 the Company had an accrued restructuring liability of $11.2 million, of which $6.3 million related to 2001 restructuring charges, $1.2 million related to 2002 restructuring charges, $1.4 million related to 2003 restructuring charges and $2.3 million related to 2004 restructuring charges. The long-term portion of the accrued restructuring liability was $5.1 million.
Abandoned Facilities Obligations
      At December 31, 2004, the Company had lease arrangements related to seven abandoned facilities. The lease arrangements with respect to six of these facilities are ongoing, and one is the subject of a lease settlement arrangement under which the Company is obligated to make payments through 2006. All locations for which the Company has recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

Lease Locations	2005	2006	2007	2008	2009	Total

Cambridge, MA*	$2,069	$1,035				$3,104
Cambridge, MA	137	91				228
Cambridge, MA	531	531				1,062
Waltham, MA	1,466	1,466	$1,466	$1,466	$122	5,986
Chicago, IL	652	435				1,087
San Francisco, CA	111	111	111			333
Reading, UK	570	570	570	570	142	2,422

Facility obligations, gross	5,536	4,239	2,147	2,036	264	14,222
Contracted and assumed sublet income	(700)	(1,438)	(1,302)	(1,256)	(150)	(4,846)

Net cash obligations	$4,836	$2,801	$845	$780	$114	$9,376

Assumed sub-lease income	$74	$320	$315	$270	$67	$1,046

*	represents a location for which the Company has executed a lease settlement agreement

(13)	Litigation
      The Company and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain former officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against the Company and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the Company filed a motion to dismiss the case. On September  4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by a former officer of the Company and is the subject of a motions to dismiss and summary judgment filed by the Company on August 31, 2004 currently pending before the Court. Management continues to believe the remaining claim against the Company is without merit, and intends to defend the action vigorously.
      The Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc. (Primus), an officer and former officer of Primus and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of Primus’ initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Primus common stock were sold in the IPO contained certain false and misleading statements regarding the practices of Primus’ underwriters with respect to their allocation of shares of common stock in Primus’ IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused Primus’ post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. Primus elected to participate in the settlement, which generally provides that plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that Primus may have against the underwriters. Primus will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on Primus’ behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to final Court approval, after proposed settlement class members have an opportunity to object, and a number of other conditions. If the settlement does not occur, and litigation against Primus continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to the Company’s business, or the results of its operations, from this matter.
      In October 2003, Primus received notice that ServiceWare, Inc. had filed a complaint against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of Primus’ technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on Primus on January 28, 2004. In February of 2004, Primus filed its answer, denying all

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. In May 2004, ServiceWare, Inc. filed counterclaims in the lawsuit, including allegations of interference, defamation and unfair competition. On or about November 1, 2004, without any admission of liability by either party and in exchange for certain good and valuable consideration, ServiceWare and Primus agreed to dismiss with prejudice all of the claims, counterclaims and reply claims in the lawsuit and to deliver to each other mutual general releases. ServiceWare agreed to grant Primus and its affiliates, including ATG, a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the Agreement), worldwide, perpetual limited license under the patents at issue in the lawsuit and a covenant not to sue under those patents (see Note 3). Primus agreed to pay ServiceWare the sum of $800,000 in cash and to issue to ServiceWare, immediately prior to the closing of ATG’s acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000. The settlement amount was accrued for in the opening balance sheet of Primus (see Note 6).
      The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

(14)	Quarterly Results of Operations (Unaudited)
      The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

Total revenues	$16,810	$14,332	$17,481	$20,596
Gross profit	11,626	8,876	12,118	14,514
Net income (loss)	(1,787)	(4,247)	51	(3,561)
Net income (loss) per share
Basic	(0.02)	(0.06)	0.00	(0.04)
Diluted	(0.02)	(0.06)	0.00	(0.04)

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(1)	Quarter(1)

Total revenues	$19,425	$21,306	$16,009	$15,752
Gross profit	13,201	15,555	10,863	10,947
Net income (loss)	(2,754)	6,050	(3,195)	4,077
Net income (loss) per share
Basic	(0.04)	0.08	(0.04)	0.06
Diluted	(0.04)	0.08	(0.04)	0.05

(1)	Restructuring charges (benefits) were taken during these quarters, see Note 12 for complete information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.
      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2.	Internal Control over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
      The management of Art Technology Group, Inc. (ATG or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      ATG’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide bonly reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      ATG’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we conclude that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      On November 1, 2004, we acquired Primus for an aggregate purchase price of approximately $31.7 million. Primus constituted 46% of total assets as of December 31, 2004 and 5.6% of revenues for the year then ended. For purposes of evaluating the internal controls over financial reporting, management determined that the internal control over financial reporting of Primus Knowledge Solutions, Inc. would be excluded from the 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission.
      ATG’s Independent Registered Public Accounting Firm, Ernst & Young LLP, has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Art Technology Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Art Technology Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Art Technology Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Primus Knowledge Solutions, Inc., which is included in the 2004 consolidated financial statements of Art Technology Group, Inc. and constituted 46% of total assets as of December 31, 2004 and 5.6% of revenues for the year then ended. Our audit of internal control over financial reporting of Art Technology Group, Inc. also did not include an evaluation of the internal control over financial reporting of Primus Knowledge Solutions, Inc.
      In our opinion, management’s assessment that maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Art Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 of Art Technology Group, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 14, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, with respect to our annual meeting of stockholders to be held on May 25, 2005, to be filed with the SEC not later than April 30, 2005 under the headings “Election of Class III Directors,” “Background Information About Directors Continuing in Office” and “Information About Executive Officers.”
      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://www.atg.com/ under the caption About ATG/ Legal Information/ Code of Conduct.
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
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2005 under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2005 under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions
      The information, if any, required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2005 under the heading “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 30, 2005 under the caption “Principal Accountant Fees and Services.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)(1) Financial Statements
      The following are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements
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
      (a)(3) Exhibits
      The following exhibits are included in Item 15(c)*:

			Filed with	Incorporated by Reference
			This
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

2.1		Agreement and Plan of Merger dated August 10, 2004 with Autobahn Acquisition, Inc. and Primus Knowledge Solutions, Inc.		8-K	August 18, 2004	99.1

3.1		Amended and Restated Certificate of Incorporation		S-8	June 12, 2003	4.1

3.2		Amended and Restated By-Laws		S-3	July 6, 2001	4.2

4.1		Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A		8-K	October 2, 2001	4.1

10.1		1996 Stock Option Plan, as amended	X

10	.2*	1999 Outside Director Stock Option Plan, as amended	X

10.3		1999 Employee Stock Purchase Plan		S-1	June 21, 1999	10.3

10.4		Primus 1999 Non-Officer Stock Option Plan	X

10.5		Primus 1999 Stock Incentive Compensation Plan	X

10	.6*	Nonstatutory Option Agreement dated October 23, 2001 with Paul Shorthouse		10-K	March 27, 2002	10.16

10.7		Promissory Note dated October 23, 2001 issued by Edward Terino to the registrant		10-K	March 27, 2002	10.14

10.8		Edward Terino Change-in-Control Agreement dated December 1, 2002		10-K	March 28, 2003	10.18

10.9		Change-in-Control Policy for Employees		10-Q	November 9, 2004	10.21

10	.10*	Amended and Restated Employment Agreement dated November 8, 2004 with Robert Burke		10-Q	November 9, 2004	10.22

10.11		Lease dated January 2004 with Davenport Building Limited Partnership		10-K	March 15, 2004	10.4

		Filed with	Incorporated by Reference
		This
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

10.12	Lease Termination Agreement dated January 2004 with Davenport Building Limited Partnership		10-K	March 15, 2004	10.5

10.13	Lease dated October 6, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.5

10.14	First Amendment to Lease dated December 30, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.6

10.15	Second Amendment to Lease dated August 20, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.7

10.16	Third Amendment to Lease dated December 22, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.8

10.17	Fourth Amendment to Lease dated July 15, 2001 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.10

10.18	Fifth Amendment to Lease dated March 31, 2003 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.11

10.19	Lease dated March 19, 2001 with DIFA Deutsche Immobilien Fonds AG		10-K	March 28, 2003	10.9

10.20	Lease Termination with DIFA Deutsche Immobilien Fonds AG		10-K	March 15, 2004	10.13

10.21	Amended and Restated Loan and Security Agreement dated June 13, 2002 with Silicon Valley Bank		10-Q	August 14, 2002	10.1

10.22	First Loan Modification Agreement dated September 30, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.1

10.23	Amendment Agreement dated October 4, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.2

10.24	Second Loan Modification Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.21

10.25	Fourth Loan Modification Agreement dated November 26, 2003 with Silicon Valley Bank		10-K	March 15, 2004	10.25

10.26	Fifth Loan Modification Agreement dated June 2004 with Silicon Valley Bank		10-Q	August 9, 2004	10.26

10.27	Letter Agreement re: loan dated June 16, 2004 with Silicon Valley Bank		10-Q	August 9, 2004	10.25

10.28	Sixth Loan Modification Agreement dated November 24, 2004 with Silicon Valley Bank	X

10.29	Seventh Loan Modification Agreement dated December 21, 2004 with Silicon Valley Bank	X

10.30	Securities Account Control Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.20

		Filed with	Incorporated by Reference
This
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

10.31	Amended and Restated Intellectual Property Agreement dated January 2004		10-K	March 15, 2004	10.26

10.32	Settlement Agreement dated November 1, 2004 with ServiceWare Technologies, Inc.	X

21.1	Subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Exchange Act of 1934 of the principal executive officer	X

31.2	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Exchange Act of 1934 of the principal financial officer	X

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the principal executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the principal financial officer	X

*	Management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2005.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE

Robert D. Burke
Chief Executive Officer
and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 16, 2005.

Name	Title

/s/ ROBERT D. BURKE Robert D. Burke	Chief Executive Officer and President (Principal Executive Officer)

/s/ EDWARD TERINO Edward Terino	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PAUL G. SHORTHOSE Paul G. Shorthose	Chairman of the Board

/s/ JOHN R. HELD John R. Held	Director

/s/ ILENE H. LANG Ilene H. Lang	Director

/s/ MARY E. MAKELA Mary E. Makela	Director

/s/ MICHAEL A. BROCHU Michael A. Brochu	Director

/s/ DANIEL C. REGIS Daniel C. Regis	Director

/s/ DAVID B. ELSBREE David B. Elsbree	Director

/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director