Form 10-Q
period 2005-03-31
ART TECHNOLOGY GROUP INC
filed 2005-05-09
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of May 6, 2005 there were 109,193,320 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31	December 31
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$18,683	$21,310
Marketable securities	8,667	5,197
Accounts receivable, net of reserves of $655 ($680 in 2004)	20,734	24,430
Prepaid expenses and other current assets	2,554	1,694

Total current assets	50,638	52,631

Property and equipment, net	2,705	3,120
Long term marketable securities	—	4,001
Goodwill	27,458	27,458
Intangible assets, net	6,598	7,177
Other assets	2,970	3,416

	$90,369	$97,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,989	$5,186
Accrued expenses	11,891	13,156
Capital lease obligations, current portion	56	56
Notes payable	271	595
Deferred revenue	22,344	25,355
Accrued restructuring, short-term	5,398	6,095

Total current liabilities	41,949	50,443

Capital lease obligations, less current portion	99	112
Accrued restructuring, less current portion	3,903	5,063
Commitments and contingencies (Notes 11 and 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized — 10,000,000 shares Issued and outstanding — no shares	—	—
Common stock, $0.01 par value Authorized — 200,000,000 shares Issued and outstanding — 109,193,320 shares and 108,141,966 shares at March 31, 2005 and December 31, 2004, respectively	1,092	1,081
Additional paid-in capital	250,226	249,465
Accumulated deficit	(203,827)	(205,235)
Accumulated other comprehensive loss	(3,073)	(3,126)

Total stockholders’ equity	44,418	42,185

	$90,369	$97,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Product licenses	$7,383	$6,364
Services	14,611	10,446

Total revenues	21,994	16,810

Cost of Revenues:
Product licenses	593	399
Services	5,411	4,785

Total cost of revenues	6,004	5,184

Gross Profit	15,990	11,626

Operating Expenses:
Research and development	4,589	4,130
Sales and marketing	6,799	7,341
General and administrative	2,988	1,930
Restructuring charge	204	—

Total operating expenses	14,580	13,401

Income (loss ) from operations	1,410	(1,775)
Interest and other income (expense), net	11	(47)

Income (loss) before provision for income taxes	1,421	(1,822)
Provision (benefit) for income taxes	13	(35)

Net income (loss)	$1,408	$(1,787)

Basic net income (loss) per share	$0.01	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.02)

Basic weighted average common shares outstanding	108,685	73,053

Diluted weighted average common shares outstanding	110,866	73,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$1,408	$(1,787)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	—	11
Depreciation and amortization	1,090	581
Loss on disposal of fixed assets, net	—	6
Changes in current assets and liabilities:
Accounts receivable, net	3,696	259
Prepaid expenses and other current assets	(860)	(742)
Deferred rent	242	101
Accounts payable	(2,187)	993
Accrued expenses	(1,265)	(1,415)
Deferred revenues	(3,011)	183
Accrued restructuring	(1,857)	(5,479)

Net cash used in operating activities	(2,744)	(7,289)

Cash Flows from Investing Activities:
Purchases of marketable securities	(992)	(8,244)
Maturities of marketable securities	1,523	5,645
Purchases of property and equipment	(96)	(258)
Payment of acquisition costs	(1,010)	—
Decrease (increase) in other assets	204	(24)

Net cash used in investing activities	(371)	(2,881)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	579	191
Proceeds from employee stock purchase plan	182	273
Principal payments on notes payable	(324)	—
Payments on capital leases	(13)	—

Net cash provided by financing activities	424	464

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	64	(60)

Net Decrease in Cash and Cash Equivalents	(2,627)	(9,766)
Cash and Cash Equivalents, Beginning of Period	21,310	32,703

Cash and Cash Equivalents, End of Period	$18,683	$22,937

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States, and while the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

     On November 1, 2004, ATG acquired all of the shares of outstanding common stock of Primus Knowledge Solutions, Inc. (“Primus”). Primus is a provider of software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels.

     The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries, including Primus. All significant intercompany balances have been eliminated in consolidation.

(2) STOCKHOLDERS’ EQUITY

Stock-Based Compensation

     ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and follows the disclosure-only alternative under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation.

     Had compensation expense for ATG’s stock plans been determined consistent with SFAS 123, the pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$1,408	$(1,787)

Add: Stock-based employee compensation expense included in reported net loss	—	11

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,458)	(6,437)

Pro forma net loss	$(50)	$(8,213)

Basic and diluted net income (loss) per share —
As reported	$0.01	$(0.02)
Pro forma	$(0.00)	$(0.11)

(3) NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents, which consists of stock options, using the treasury stock method.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$1,408	$(1,787)

Weighted average common shares outstanding used in computing basic net income (loss) per share	108,685	73,053

Weighted average common equivalent shares outstanding:
Employee common stock options	2,181	—

Total weighted average common stock and common stock equivalents outstanding used in computing diluted net income (loss) per share	110,866	73,053

Basic net income (loss) per share	$0.01	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.02)

Antidilutive common stock equivalents	9,401	13,119

(4) REVENUE RECOGNITION

     ATG recognizes product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services, the sale of certain other consulting and development services and application and managed hosting services. ATG generally has separate agreements with its customers that govern the terms and conditions of its software licenses, consulting and support and maintenance services. These separate agreements, along with ATG’s business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to allocate revenue among the undelivered elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

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

(5) INCOME TAXES

     ATG expects to have minimal or no Federal or foreign income taxes in 2005 due to the use of net operating loss carryforwards and the projection of a taxable loss in domestic and foreign locations in 2005. As a result of net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided a full valuation allowance for its net operating loss carryforwards, research credit carryforwards and other net deferred tax assets. In the first quarter of 2005 and 2004 ATG reversed previously accrued taxes of $0 and $105,000, respectively, due to the closure of statutes of limitations in foreign locations.

(6) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     ATG accounts for investments in marketable securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At March 31, 2005 and December 31, 2004, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 7.2 months and 9.6 months at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005 all marketable securities were classified as short term. At December 31, 2004, the average maturity of the marketable securities classified as long-term was 13.6 months. At March 31, 2005 and December 31, 2004, the difference between the amortized cost and market value of ATG’s marketable securities were losses of approximately $83,000 and $77,000, respectively. At March 31, 2005 and December 31, 2004, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$8,062	$4,360
Money market accounts	6,206	13,529
Commercial paper	3,069	799
U.S. Treasury and Government Agency securities	1,346	2,622

Total cash and cash equivalents	$18,683	$21,310

Marketable securities–
Corporate debt securities	$7,674	$7,754
U.S. Treasury and Government Agency securities	993	648
Commercial paper	—	796

Total marketable securities	$8,667	$9,198

(7) GOODWILL

     In accordance with SFAS 141, Business Combinations, the company accounts for its business combinations using the purchase method. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill, but instead tests for impairment at least annually and more frequently upon the occurrence of certain events which may indicate that impairment has occurred. Intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible asset obtained is through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

     The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value, which is determined by use of a discounted cash flow technique, of the reporting entity to its carrying value. If the fair value of the reporting entity exceeds the carrying value of the net assets of that entity, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting entity exceeds the fair value of that entity, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting entity’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

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

     The Company performs the annual impairment assessment as of December 1 of each year.

(8) LONG-LIVED ASSETS, INCLUDING INTANGIBLE ASSETS

     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, and the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Intangible assets with determinable lives are amortized over their useful lives, based upon the pattern in which the expected benefits will be realized. The Company has recorded impairment charges as discussed in Note 14.

(9) COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$1,408	$(1,787)
Foreign currency translation gain (loss)	53	(38)

Comprehensive income (loss)	$1,461	$(1,825)

     The accumulated other comprehensive loss at March 31, 2005 and December 31, 2004 of $3.1 million consisted entirely of the cumulative foreign currency translation adjustment.

(10) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     SFAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker, as defined under SFAS 131, is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.

Revenues from sources outside of the United States were approximately $5.9 million and $6.5 million for the three months ended March 31, 2005 and 2004, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and the Asia/ Pacific region. All of ATG’s product sales for the three months ended March 31, 2005 and 2004 were delivered from its headquarters located in the United States.

     The following table represents the percentage of total revenues by geographic region from customers for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
United States	73%	61%
United Kingdom (UK)	12	16
Europe, Middle East and Africa (excluding UK)	13	16
Asia Pacific	1	—
Other	1	7

	100%	100%

(11) CREDIT FACILITY AND NOTES PAYABLE

Credit Facility

     On June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit bears interest at the Bank’s prime rate (5.75% at March 31, 2005). The line of credit is secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. On December 24, 2004, the Company entered into the Seventh Loan Modification Agreement (the Seventh Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Seventh Amendment, the profitability covenant was revised to allow for quarterly net losses not to exceed $2.0 million for the first quarter of 2005, $500,000 for the second quarter of 2005, $1.5 million for the third quarter of 2005, and to require net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, at the end of each month as follows:

•	For the months ending March 31, 2005 and June 30, 2005, and as of the last day of each month thereafter, $20 million, and

•	For the months ending April 30, 2005, and May 31, 2005, the greater of (i) $15.0 million or (ii) two times the amount of outstanding obligation, which include letters of credit, under the loan agreement

     To avoid additional bank fees and expenses, the Company is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balance at the Bank falls below this amount, the Company will be required to pay fees and expenses to compensate the Bank for lost income. At March 31, 2005, ATG was in compliance with all related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring ATG to cash collateralize its outstanding letters of credit (LCs); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 24, 2005. While there were no outstanding borrowings under the facility at March 31, 2005, ATG has issued LCs totaling $8.1 million, which are supported by this facility. The LCs have been issued in favor of various landlords and equipment leasing companies to secure obligations under ATG’s facility leases pursuant to leases expiring from August 2006 through March 2009. As of March 31, 2005, approximately $11.9 million was available under the facility.

     Notes Payable

     In connection with the November 2004 acquisition of Primus, the Company assumed Primus’ outstanding obligation of approximately $297,000 under a credit facility with a bank. The facility is payable in monthly installments of approximately $11,000, including interest at the bank’s prime rate plus 2% (7.75% at March 31, 2005 and 6.75% at December 31, 2004), due June 2008. The facility is callable on demand. The loan is denominated in British pounds. At March 31, 2005 and December 31, 2004, the balance on the note was approximately $271,000 and $295,000, respectively.

     On November 1, 2004, the Company entered into a settlement agreement with ServiceWare Technologies, Inc. (ServiceWare) related to their allegation that Primus had infringed certain patents owned by ServiceWare. As part of the settlement, the Company was required to make cash payments totaling $800,000, of which $500,000 was paid during 2004 and $300,000 was paid in January 2005 and was included in notes payable at December 31, 2004.

(12) ACQUISITION OF PRIMUS

     Effective November 1, 2004, the Company acquired all of the outstanding shares of common stock of Primus Knowledge Solutions, Inc. (“Primus”). Primus is a provider of software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels.

     The aggregate purchase price was approximately $31.7 million, which consisted of $28.1 million of the Company’s Common Stock, $1.3 million for the fair value of fully-vested stock options exchanged in the acquisition and $2.3 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The Company issued approximately 33.5 million shares of ATG Common Stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.

     The consolidated financial statements include the results of Primus from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. After allocating the purchase price to the acquired net tangible and intangible assets, the Company recorded $27.5 million of goodwill. The allocation of the purchase price is preliminary and could be adjusted due to settlement of litigation (see Note 15) or other matters that were not identified at the acquisition date.

     Intangible assets, which are being amortized based on the pattern in which the economic benefits of the intangible assets are being utilized, consist of the following (in thousands):

		March 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Purchased technology	$3,600	$(645)	$2,955	$3,600	$(441)	$3,159
Customer relationships	4,200	(901)	3,299	4,200	(559)	3,641
Non-compete agreements	400	(56)	344	400	(23)	377

Total intangible assets, excluding goodwill	$8,200	$(1,602)	$6,598	$8,200	$(1,023)	$7,177

     Amortization expense from intangible assets was $579,000 for the three months ended March 31, 2005. As of March 31, 2005, amortization expense on existing intangibles for the next five years is as follows (in thousands):

Remainder of 2005	$1,739
2006	2,055
2007	1,740
2008	848
2009	216

Total	$6,598

     In connection with the Primus acquisition, integration activities resulted in involuntary terminations and lease and contract terminations. As part of the purchase price of the acquisition, the company recorded restructuring costs of $2.1 million for these activities comprised of $1.7 million for involuntary termination benefits and $.4 million for facility related costs. The liability for involuntary termination benefits is for 49 employees, primarily in general and administrative and research and development functions.

The Company expects to pay the remaining balance for involuntary termination benefits and facilities-related costs in 2005.

The following summarizes the obligations in connection with the Primus acquisition and activity to date (in thousands):

	Balance at		Balance at
Category	December 31, 2004	Payments	March 31, 2005
Involuntary termination benefits	$1,218	$(483)	$735
Facilities-related costs	279	(84)	195

Total	$1,497	$(567)	$930

The balance of $930,000 in costs associated with the integration activities at March 31, 2005 is included in accrued expenses.

(13) COMMITMENTS AND CONTINGENCIES

     Leases

     ATG has offices, primarily for sales and support personnel, in five domestic locations as well as four foreign countries. At March 31, 2005, ATG had issued $8.1 million of LCs under its line of credit in favor of various landlords and equipment leasing companies to secure obligations under its leases, which expire from 2005 through 2009.

     The Company has both operating and capital lease obligations related to equipment leases. The obligations on these leases, which are included in the schedule of future minimum payments, represent the contractual minimum obligations. Certain equipment leases include purchase options at the end of the lease term.

     The future minimum payments of ATG’s facility leases and operating and capital lease obligations as of March 31, 2005, were as follows (in thousands):

Leases
Remainder of 2005	$6,378
2006	5,926
2007	2,997
2008	2,488
2009	704

Total future minimum lease payments	$18,493

     Of the $18.5 million in future minimum lease payments, $11.4 million is included in the Company’s accrued restructuring charges. The $11.4 million is reduced to an $8.4 million restructuring accrual after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (see Note 14).

     Rent expense included in the accompanying statements of operations was approximately $1.3 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

     Indemnifications

     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2005.

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

(14) RESTRUCTURING

     During the quarter ended March 31, 2005, the Company recorded a net restructuring charge of approximately $204,000 due to adjustments in estimates related to the 2004 restructuring charge for employee severance benefits payable in international geographies. During the years ended 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/ (benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, in order to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and the Company’s acquisition of Primus Knowledge Solutions, Inc., and to eliminate facilities that were not needed in order to efficiently run the Company’s operations. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2004 and 2003 charges were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” SFAS 88 and SAB 100.

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

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facilities-related costs and impairments	$6,254	$(779)	$5,475

Employee severance, benefits and related costs	57	(57)	—

Total	$6,311	$(836)	$5,475

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

     Employee Severance, Benefits and Related Costs and Exchangeable Shares

     As part of the 2001 restructuring actions, the Company recorded charges of $7.9 million for employee severance. The Company terminated the employment of 530 employees, or 46% of the Company’s workforce, of which 249 were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. None of these employees remained employed as of June 30, 2002. In addition, the Company settled 11,762 exchangeable shares with a certain employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, the Company recorded additional charges of $229,000 for severance related to a specific employee terminated as part of the 2001 restructuring action. During 2004, the Company reached final settlement with an employee that had been included in the 2001 charge. The settlement resulted in a reduction to the restructuring charge of $172,000.

     Asset Impairments

     The asset impairment charges included the write off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquisitions completed in 2000. The Company had closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, the Company recorded an impairment charge of approximately $1.4 million in cost of product license revenues in the Consolidated Statements of Operations related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to the Company.

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

2002 Actions

     Actions taken by the Company in 2002 included the consolidation and closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets. In the fourth quarter of 2002, the Company recorded a restructuring charge of $18.2 million.

     A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facilities-related costs and impairments	$1,155	$(120)	$1,035

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

     As a result of this action and the actions taken in 2001, the Company wrote off certain computer equipment and software, aggregating $1.2 million, and furniture and fixtures, aggregating $507,000, which was no longer being used due to the reduction in personnel and office locations. These assets were abandoned and written down to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used either as of December 31, 2002 or in the first quarter of 2003 and were disposed of in the quarter ended March 31, 2003. In addition, the Company wrote off leasehold improvements which will continue to be in use related to the facilities it is attempting to sublease to their fair value of zero because the estimated cash flows to be generated by sublease income at those locations will not be sufficient to recover the carrying value of the assets.

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

     During 2004, the Company recorded an adjustment to its estimates related to the 2002 actions, resulting in a credit to the restructuring charge of $242,000.

     Employee Severance, Benefits and Related Costs

     As part of the 2002 restructuring action, the Company recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of the Company’s workforce. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. The Company accrued employee benefits pursuant to ongoing benefits plans and statutory minimum requirements in foreign locations. The Company began the termination process on January 6, 2003 and all employees had been terminated by June 30, 2003. During the second quarter of 2003, the Company recorded an adjustment to increase the severance accrual by $327,000 based on final severance settlements with certain employees at its foreign locations. During the fourth quarter of 2003, the Company reduced certain severance accruals by $86,000, primarily at its foreign locations, due to amounts being settled at less than the amount recorded as a result of foreign currency exchange movements.

2003 Actions

     As a result of several reorganization decisions, the Company undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by the Company included the closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets.

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facilities-related costs and impairments	$1,373	$(129)	$1,244

Second Quarter 2003 Actions

     During the quarter ended June 30, 2003, the Company recorded a restructuring charge of $2.0 million. The Company also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

     Facilities-Related Costs and Impairments

     During the second quarter of 2003, the Company recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter of 2003, as result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with SFAS 146, the Company has recorded the present value of the net lease obligation.

     As a result of a reduction of employees and closure of an office location, the Company wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used by June 30, 2003 and were disposed of by September 30, 2003. In addition, the Company wrote off leasehold improvements which continue to be in use, related to the facility it is attempting to sublease to their fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     Asset Impairments

     The Company recorded a charge in cost of product license revenues of $169,000 to reduce the carrying value of third-party software embedded into one of its products, which was a minor component of its suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. The Company discontinued marketing of this software and ceased future development work specifically related to this third-party software. However, the Company has not changed its overall product strategy for the purpose for which the software was acquired.

Third Quarter 2003 Actions

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

     During 2004, the Company made adjustments in cost estimates related to space vacated in 2003 and employee severance estimates related to 2003 actions. These adjustments resulted in a net reduction to the restructuring charge of $77,000.

2004 Actions

     During 2004, the Company recorded a restructuring charge of $3.6 million, comprised of new actions of $3.9 million and net credits resulting from changes in estimates related to prior actions of $379,000.

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

     As a result of a reduction of employees and the closure of office space, the Company wrote off $200,000 of leasehold improvements related to the vacated space to their estimated fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2005
	Accrued	Adjustments		Accrued
	Restructuring	in Estimates		Restructuring
	Balance as of	Resulting in		Balance as of
	December 31, 2004	Additional Charges	Payments	March 31, 2005
Facilities-related costs and impairments	$750	$4	$(142)	$612

Employee severance, benefits and related costs	1,569	200	(834)	935

Total	$2,319	$204	$(976)	$1,547

     During the quarter ended March 31, 2005, the Company recorded a net restructuring charge of approximately $200,000, resulting from adjustments to estimates made in 2004 for employee severance benefits payable in international geographies.

Abandoned Facilities Obligations

     At March 31, 2005, the Company had lease arrangements related to seven abandoned facilities. The lease arrangements with respect to six of these facilities are ongoing, and one is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. All locations for which we have recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands) (See Note 18):

Lease Locations	2005	2006	2007	2008	2009	Total
Cambridge, MA*	$1,551	$1,035				$2,586
Cambridge, MA	101	91				192
Cambridge, MA	344	531				875
Waltham, MA	1,019	1,466	$1,466	$1,466	$122	5,539
Chicago, IL	489	435				924
San Francisco, CA	89	111	111			311
Reading, UK	427	570	570	570	142	2,279

Facility obligations, gross	4,020	4,239	2,147	2,036	264	12,706
Contracted and assumed sublet income	(460)	(1,438)	(1,302)	(1,256)	(150)	(4,606)

Net cash obligations	$3,560	$2,801	$845	$780	$114	$8,100

Assumed sub-lease income	$105	$320	$315	$270	$67	$1,077

*	represents a location for which we have executed a lease settlement agreement

(15) LITIGATION

     The Company and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain former officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against the Company and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the Company filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by a former officer of the Company and is the subject of a motion to dismiss and summary judgment filed by the Company on August 31, 2004 currently pending before the Court. Management continues to believe the remaining claim against the Company is without merit, and intends to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation, we do not expect any material adverse impact to the Company’s business, or the results of its operations, from this matter.

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

(16) CONCENTRATION OF CREDIT RISK

     ATG provides credit to customers in the normal course of business. Credit is extended to new customers based upon industry reputation and demonstrated financial stability. Credit is extended to existing customers based upon prior payment history and demonstrated financial stability. Credit risk associated with accounts receivable is limited due to the large number of customers and their dispersion over multiple industries and geographic areas. ATG maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. There were no customers at March 31, 2005 that accounted for greater than 10% of accounts receivable. At December 31, 2004 one customer accounted for 11% of accounts receivable.

(17) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. SFAS 123R is effective for fiscal periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. The Company will adopt SFAS 123R on January 1, 2006.

     Public companies are required to adopt the new standard using a modified prospective method or may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost utilizing the modified prospective method. The Company has not yet determined the method of adoption it will use and the Company has not completed its evaluation of the effects of adopting SFAS 123R.

(18) SUBSEQUENT EVENT

     In April 2005, the company relocated its San Francisco office and reduced the amount of space that it now occupies in San Francisco. As a result of this action and the cessation of the use of this facility in the second quarter of 2005 and other minor facilities charges, the Company anticipates that it will incur a restructuring charge in the second quarter of 2005 in the range of $1.5 to $2.0 million. Of this amount, approximately $1.2 million will be a non-cash charge. The relocation will result in an aggregate net cash savings of approximately $400,000 through the end of 2007. Beginning in the third quarter of 2005, these actions will reduce the Company’s annual operating expenses by approximately $700,000 to $800,000 through the end of 2007.

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes contained in Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under the heading “Risk Factors that May Affect Results” and elsewhere in this report.

     We were founded in December 1991. From 1991 through 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our products. On November 1, 2004, we acquired all of the outstanding shares of common stock of Primus Knowledge Solutions, Inc. (“Primus”) Primus is a provider of software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. The consolidated financial statements include Primus’ financial results from the date of acquisition. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.

     We derive our revenues from the sale of software product licenses and related services. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training, software maintenance and support and application hosting. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. Application hosting services are typically billed monthly as the services are provided.

     As of March 31, 2005 we had offices in the United States, United Kingdom, France, Spain and Northern Ireland with sales personnel in United States, United Kingdom, France, and Spain. Revenues from customers outside the United States accounted for 27% and 39% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

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

Revenue Recognition

     Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of Statement of Position No. 97-2 , Software Revenue Recognition and SOP 98-9 , Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists via a signed license agreement; (2) physical or electronic delivery has occurred including the availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collection is probable. In addition, revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.

     In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically our software licenses do not include significant post-delivery obligations to be fulfilled by us and payments are due within a three-month period from the date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance or hosting agreements are recognized ratably over the term of the maintenance or hosting period, which for application hosting and support and maintenance is typically one year. Customers who have purchased our product licenses and have also entered into a hosting agreement typically have a contractual right to cancel the hosting agreement with a minimum notice period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales to the resellers. We do not grant our resellers the right of return or price protection.

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

Research and Development Costs

     We account for research and development costs in accordance with SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Restructuring Expenses

     During the quarter ended March 31, 2005, the Company recorded a net restructuring charge of approximately $204,000. During the years ended 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/ (benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100 (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At March 31, 2005, there were various accruals recorded for the costs to terminate employees and exit certain facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of severance payments, sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or we terminate our lease obligations prior to the scheduled termination dates. Such changes had a material impact to our operating results in the past and could have a material impact on our operating results in the future.

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

     Included in our accrued restructuring balance at March 31, 2005 was estimated sublease income of $1.0 million, net of adjustments. We based our estimates of sublease income on, among other things, (a) opinions of independent real estate experts, (b) current market conditions and rental rates, (c) an assessment of the time period over which reasonable estimates could be made, (d) the status of negotiations with potential subtenants and (e) the locations of the facilities. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, the actual results will depend on our success in negotiating with lessors, the time periods required for us to locate and contract suitable subleases and the market rental rates at the time of such subleases. Adjustments to the facilities reserve may be required if actual lease settlement costs or sublease income differ from the amounts previously estimated. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record adjustments to our restructuring obligations in our financial statements for such quarter based on management’s then-current estimates. Additionally, we estimate the required severance accrual at foreign locations based on the minimum statutory requirements of each country. The amount of severance that ultimately is paid may differ from the amount we have accrued. In our history, we have not experienced significant variations between the amounts initially accrued for severance at foreign locations and the amounts ultimately paid out.

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

     As a result of our restructuring activities in 2004, 2003 and 2002, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2004, 2003 and 2002, we determined that $0, $78,000 and $1.7 million, respectively, of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2004, 2003 and 2002 restructuring plans. These assets are no longer being used or will not be used in the future upon completion of the restructuring activities. In addition, in 2004, 2003 and 2002 we deemed $147,000, $232,000 and $909,000, respectively, of leasehold improvements to be impaired due to exiting certain office locations, and the estimated sublease income was not sufficient to recover the assets carrying value. In addition we determined that approximately $169,000 in 2003 of purchased software was impaired due to our revised product development strategy.

     Goodwill

     We account for goodwill under SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill not be amortized but instead tested for impairment annually and more frequently upon the occurrence of certain events which may indicate that impairment has occurred.

     The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value, which is determined by use of a discounted cash flow technique, of the reporting entity to its carrying value. If the fair value of the reporting entity exceeds the carrying value of the net assets of that entity, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting entity exceeds the fair value of that entity, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting entity’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

Accounting for Income Taxes

     We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. At March 31, 2005 and December 31, 2004, we had provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability. If substantial changes in our ownership have occurred or should occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of net operating loss carryforwards that can be realized in future periods.

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

Results of Operations

     The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Product license	34%	38%
Services	66%	62%

Total revenues	100%	100%

Cost of revenues:
Product license	3%	2%
Services	25%	29%

Total cost of revenues	27%	31%

Gross margin	73%	69%

Operating expenses:
Research and development	21%	25%
Sales and marketing	31%	44%
General and administrative	14%	11%
Restructuring charge	1%	—

Total operating expenses	66%	80%

Income (loss) from operations	6%	(11%)
Interest and other income (expense), net	—	—

Income (loss) before provision for income taxes	6%	(11%)
Provision (benefit) for income taxes	—	—

Net income (loss)	6%	(11%)

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues and the related gross margins:

	Three Months Ended
	March 31,
	2005	2004
Cost of product license revenues	8%	6%
Gross margin on product license revenues	92%	94%
Cost of services revenues	37%	46%
Gross margin on services revenues	63%	54%

Three Months ended March 31, 2005 and 2004

Revenues

     Total revenues increased 31% to $22.0 million for the three months ended March 31, 2005 from $16.8 million for the three months ended March 31, 2004. The increase was primarily attributable to our acquisition of Primus in November 2004 and the shift in the focus of our marketing and sales efforts from infrastructure products to application products. Since 2004 our focus has been on e-commerce and service applications, and through our Primus acquisition, solutions that enable our customers to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. The increase in revenues compared to the first quarter of 2004 was also impacted by our new application hosting service, which generated revenues of approximately $1.3 million in the quarter ended March 31, 2005. Revenues generated from international customers decreased to $5.9 million, or 27% of total revenues, for the three months ended March 31, 2005, from $6.5 million, or 39% of total revenues, for the three months ended March 31, 2004. We expect total revenues in 2005 in the range of $90 — $100 million as we launch new products and continue to realize the benefits of our Primus acquisition. We expect international revenues as a percentage of total revenues to remain at approximately 30%.

     One customer accounted for more than 10% of our total revenues for the three months ended March 31, 2005. A different customer accounted for more than 10% of our revenues for the three months ended March 31, 2004.

Product License Revenues

     Product license revenues increased 16% to $7.4 million for the three months ended March 31, 2005 from $6.4 million for the three months ended March 31, 2004. The increase was primarily attributable to our acquisition of Primus in November 2004 and the shift in the focus of our marketing and sales efforts from infrastructure products to application products. Since 2004 our focus has been on e-commerce and service applications, and through our Primus acquisition, solutions that enable our customers to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. Product license revenues generated from international customers decreased to $2.2 million for the three months ended March 31, 2005 from $3.4 million for the three months ended March 31, 2004. The decrease in international revenues was due primarily to one large product deal in the quarter ended March 31, 2004 that represented over 10% of revenues for that quarter. We expect product license revenues to increase in 2005 and to increase slightly as a percentage of total revenues.

     Product license revenues as a percentage of total revenues for the three months ended March 31, 2005 and 2004 were 34% and 38%, respectively. We expect this percentage to be in the range of 35% to 40% for 2005.

     Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 21 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period depending on the revenues from large deals, if any, closed through this channel during any period. No resellers accounted for more than 10% of our revenues for the quarter ended March 31, 2005 and 2004.

     The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Reseller revenues	$760	$896
% of product revenues	10%	14%

Services Revenues

     Services revenues increased 40% to $14.6 million for the three months ended March 31, 2005 from $10.4 million for the three months ended March 31, 2004. The increase was primarily attributable to new services revenues from the acquisition of Primus, along with our new application hosting services offering, which generated revenues for the quarter ended March 31, 2005 of $1.3 million. We expect services revenues to be higher in 2005 as compared to 2004 and to decrease as a percentage of total revenues.

     Support and maintenance revenues were 64% of total service revenues for the three months ended March 31, 2005 as compared to 68% for the three months ended March 31, 2004. Support and maintenance revenues, on a dollar value basis, were higher for the three months ended March 31, 2005 due primarily to an increase in product revenues and the addition of Primus’ active support and maintenance customer base, offset by a portion of existing customers terminating their support coverage.

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

     Cost of product license revenues increased 49% to $593,000 for the three months ended March 31, 2005 from $399,000 for the three months ended March 31, 2004. This increase was primarily related to amortization expense of $204,000 related to developed technology, an intangible asset recorded as part of the Primus acquisition.

     For the three months ended March 31, 2005 and 2004, cost of product license revenues as a percentage of total revenues was 3% and 2%, respectively. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 3% and 5% for 2005.

Gross Margin on Product License Revenues

     For the three months ended March 31, 2005 and 2004, gross margin on product license revenues was 92%, or $6.8 million, and 94%, or $6.0 million, respectively. This decrease was primarily related to amortization expense of $204,000 related to developed technology, an intangible asset recorded as part of the Primus acquisition.

Cost of Services Revenues

     Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally cost of services revenue includes fees for hosting facilities, as well as equipment and related depreciation costs. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of equipment and hosting space required.

     Cost of services revenues increased 13% to $5.4 million for the three months ended March 31, 2005 from $4.8 million for the three months ended March 31, 2004. The increase was primarily attributable to an increase in salaries and benefits and outside professional services costs. Our usage of outside professional services increased by $264,000.

     For the three months ended March 31, 2005 and 2004, cost of services revenues as a percentage of total revenues was 24% and 29%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues to be between 25% and 30% for 2005.

Gross Margin on Services Revenues

     For the three months ended March 31, 2005 and 2004, gross margin on services revenues were 63%, or $9.2 million, and 54%, or $5.7 million, respectively. The increase in gross margin was primarily attributable to increased services revenues, including our new hosting offering, which generated $1.3 million in revenue during the quarter ended March 31, 2005.

     We expect gross margin on services revenues for 2005 to be approximately 60%.

Research and Development Expenses

     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.

     Research and development expenses increased 11% to $4.6 million for the three months ended March 31, 2005 from $4.1 million for the three months ended March 31, 2004, and decreased as a percentage of revenue from 25% to 21%. The increase in spending was primarily attributable to an increase in our use of outside services and professional fees, which increased by $456,000. We anticipate that research and development expenses as a percentage of total revenues will be in the range of 20% to 22% for 2005.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

     Sales and marketing expenses decreased 7% to $6.8 million for the three months ended March 31, 2005 from $7.3 million for the three months ended March 31, 2004 and decreased significantly as a percentage of revenues. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction in the workforce of our sales and marketing groups, reduced recruitment fees and a reduction in our spending on marketing programs, with the remainder of the net decrease caused by a decrease in operating expenses resulting from our restructuring efforts, offset in part by amortization of an intangible asset related to customer relationships from the Primus acquisition of $342,000.

     For three months ended March 31, 2005 and 2004, sales and marketing expenses as a percentage of total revenues were 31% and 44%, respectively. We anticipate that sales and marketing expenses as a percentage of total revenues will be in the range of 35% to 40% for 2005. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.

     General and administrative expenses increased 55% to $3.0 million for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. Approximately 76% of the increase was related to an increase in outside services and professional fees, with the remainder related to an increase in insurance expenses. Contributing to the increase in outside services of approximately $800,000 were costs associated with Sarbanes-Oxley compliance and the integration of the Primus acquisition.

     For the three months ended March 31, 2005 and 2004, general and administrative expenses as a percentage of total revenues were 14% and 11%, respectively. Due to cost reduction initiatives we anticipate that general and administrative expenses will, as compared to the first quarter, be lower both in actual spending and as a percentage of revenues for 2005.

Restructuring

     During the quarter ended March 31, 2005, we recorded a net restructuring charge of approximately $204,000, due to adjustments in estimates related to the 2004 restructuring charge for employee severance benefits payable in international geographies. During the years ended 2004, 2003, 2002 and 2001, we recorded net restructuring charges/ (benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back our prior growth plans, resulting in a significant reduction in our workforce and consolidation of our facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused us to further evaluate our marketing, sales and service resource capabilities as well as our overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as we continued to refine our business strategy and to consider future revenue opportunities, we took further restructuring actions to reduce costs, including product development costs, in order to help move us towards profitability. In 2004, our restructuring activities were undertaken to align our headcount more closely our revenue projections and changing staff requirements as a result of strategic product realignments and our acquisition of Primus and to eliminate facilities that were not needed in order to efficiently run our operations. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2004 and 2003 charges were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” SFAS 88 and SAB 100.

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

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facilities-related costs and impairments	$6,254	$(779)	$5,475

Employee severance, benefits and related costs	57	(57)	—

Total	$6,311	$(836)	$5,475

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

     During 2004, we reached final settlement with an employee that had been included in the 2001 charge. The settlement resulted in a reduction to the restructuring charge of $172,000.

     Asset Impairments

     The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquisitions completed in 2000. We had closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, we recorded an impairment charge of approximately $1.4 million in cost of product license revenues in the Consolidated Statements of Operations related to purchased software to record the software at its net realizable value of zero due to ATG abandoning a certain product development strategy. The purchased software had no future use to us.

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

2002 Actions

     Actions taken by us in 2002 included the consolidation and closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets. In the fourth quarter of 2002, we recorded a restructuring charge of $18.2 million.

     A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facilities-related costs and impairments	$1,155	$(120)	$1,035

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

     During 2003, we recorded an adjustment of $1.9 million primarily to increase our lease obligation accrual at two locations because of changes in the assumptions of the vacancy period and sublease income. The sublease income was adjusted by decreasing anticipated sublease rates to $18 from $23 per square foot for one facility and from $35 to $30 per square foot at the other location. We also extended the initial vacancy periods from 12 to 21 months to 24 to 42 months. These changes resulted in an estimated reduction of sublease income of $1.8 million. In addition, principally due to a favorable lease settlement relating to our 2002 restructuring activities, we reduced our lease obligations by $7.2 million. The settlement resulted in terminating a future lease obligation for an aggregate payment of $3.3 million, which was paid in January 2004. As a result of this transaction, we recorded prepaid rent of $2.2 million increasing the accrual adjustments to $4.1 million.

     During 2004, we recorded an adjustment to our estimates related to the 2002 actions, resulting in a credit to the restructuring charge of $242,000.

     Employee Severance, Benefits and Related Costs

     As part of the 2002 restructuring action, we recorded a charge of $3.6 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 125 employees, or 23% of our workforce. Of the 125 employees, 53 of the employees were from sales and marketing, 45 from services, 19 from general and administrative and 8 from research and development. We accrued employee benefits pursuant to ongoing benefits plans and statutory minimum requirements in foreign locations. We began the termination process on January 6, 2003 and all employees had been terminated by June 30, 2003. During the second quarter of 2003, we recorded an adjustment to increase the severance accrual by $327,000 based on final severance settlements with certain employees at our foreign locations. During the fourth quarter of 2003, we reduced certain severance accruals by $86,000, primarily at our foreign locations due to amounts being settled at less than the amount recorded as a result of foreign currency exchange movements.

2003 Actions

     As a result of several reorganization decisions, we undertook plans to restructure operations in the second and third quarters of 2003. Actions taken by us included the closure of excess facilities, a worldwide workforce reduction and the write-off of certain idle assets.

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

	Accrued		Accrued
	Restructuring		Restructuring
	Balance as of		Balance as of
	December 31, 2004	Payments	March 31, 2005
Facilities-related costs and impairments	$1,373	$(129)	$1,244

Second Quarter 2003 Actions

     During the quarter ended June 30, 2003, we recorded a restructuring charge of $2.0 million. We also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.

     Facilities-Related Costs and Impairments

     During the second quarter of 2003, we recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space we vacated and intend to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 and based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter of 2003, as result of updated market conditions, the estimated sublet rental rate was lowered to $30 per square foot from $35 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with SFAS 146, we have recorded the present value of the net lease obligation.

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

     Asset Impairments

     We recorded a charge in cost of product license revenues of $169,000 to reduce the carrying value of third-party software embedded into one of our products, which was a minor component of our suite of products, to its net realizable value of $210,000 based on management’s best estimate of future net cash flows to be generated from the sale of the software to customers. We discontinued marketing of this software and have ceased future development work specifically related to this third-party software. However, we have not changed our overall product strategy for the purpose for which the software was acquired.

Third Quarter 2003 Action

     During the third quarter of 2003, we recorded a restructuring charge of approximately $771,000.

     Facilities -Related Costs and Impairments

     We recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space we vacated and intended to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 based on a rental rate of $19 per square foot with an estimated vacancy period prior to the expected sublease income of 12 months. During the fourth quarter, as a result of updated market conditions, we determined that it is unlikely we will sublet this space before our lease expires resulting in an additional charge of $198,000. In accordance with SFAS 146, we have recorded the present value of the net lease obligation.

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

     During 2004, we made adjustments in cost estimates related to space vacated in 2003 and employee severance estimates related to 2003 actions. These adjustments resulted in a net reduction to the restructuring charge of $77,000.

2004 Actions

     During 2004, we recorded a restructuring charge of $3.6 million, comprised of new actions of $3.9 million and net credits resulting from changes in estimates related to prior actions of $379,000.

     Facilities-Related Costs and Impairments

     During the fourth quarter of 2004, we recorded facilities-related charges of $1.5 million primarily comprised of $800,000 for an operating lease related to idle office space net of assumptions for vacancy period and sublease income based on the then current real estate market data, $200,000 of leasehold improvements written down to their fair value and $500,000 of prepaid rent related to the abandoned space, which was recorded as part of prior lease settlements. The lease charge was for office space we vacated before December 31, 2004 and intended to sublease. The estimated sublease income was $350,000 based on a rental rate of $13 per square foot with an estimated vacancy period prior to the expected sublease income of 6 months. In accordance with SFAS 146, we have recorded the present value of the net lease obligation.

     As a result of a reduction of employees and the closure of office space, we wrote off $200,000 of leasehold improvements related to the vacated space to their estimated fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.

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

A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2005
	Accrued	Adjustments		Accrued
	Restructuring	in Estimates		Restructuring
	Balance as of	Resulting in		Balance as of
	December 31, 2004	Additional Charges	Payments	March 31, 2005
Facilities-related costs and impairments	$750	$4	$(142)	$612

Employee severance, benefits and related costs	1,569	200	(834)	935

Total	$2,319	$204	$(976)	$1,547

     During the quarter ended March 31, 2005, we recorded a net restructuring charge of approximately $200,000, resulting from adjustments to estimates made in 2004 for employee severance benefits payable in international geographies.

Abandoned Facilities Obligations

     At March 31, 2005, we had lease arrangements related to seven abandoned facilities. The lease arrangements with respect to six of these facilities are ongoing, and one is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. All locations for which we have recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations	2005	2006	2007	2008	2009	Total
Cambridge, MA*	$1,551	$1,035				$2,586
Cambridge, MA	101	91				192
Cambridge, MA	344	531				875
Waltham, MA	1,019	1,466	$1,466	$1,466	$122	5,539
Chicago, IL	489	435				924
San Francisco, CA	89	111	111			311
Reading, UK	427	570	570	570	142	2,279

Facility obligations, gross	4,020	4,239	2,147	2,036	264	12,706
Contracted and assumed sublet income	(460)	(1,438)	(1,302)	(1,256)	(150)	(4,606)

Net cash obligations	$3,560	$2,801	$845	$780	$114	$8,100

Assumed sub-lease income	$105	$320	$315	$270	$67	$1,077

*	represents a location for which we have executed a lease settlement agreement

     Subsequent Event

     In April 2005, we relocated our San Francisco office and reduced the amount of space that we now occupy in San Francisco. As a result of this action and the cessation of the use of this facility in the second quarter of 2005 and other minor facilities charges, we anticipate that we will incur a restructuring charge in the second quarter of 2005 in the range of $1.5 to $2.0 million. Of this amount, approximately $1.2 million will be a non-cash charge. The relocation will result in an aggregate net cash savings of approximately $400,000 through the end of 2007. Beginning in the third quarter of 2005, these actions will reduce our annual operating expenses by approximately $700,000 to $800,000 through the end of 2007.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net increased to $11,000 for the three months ended March 31, 2005 from $(47,000) for the three months ended March 31, 2004. The increase was primarily due to an increase in interest income of $54,000.

Provision for Income Taxes

     We expect to have minimal or no Federal or foreign income taxes in 2005 due to the use of net operating loss carryforwards and the projection of a taxable loss in domestic and foreign locations in 2005. As a result of net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards, research credit carryforwards and other net deferred tax assets. In the first quarter of 2005 and 2004 we reversed previously accrued taxes of $0 and $105,000, respectively, due to the closure of statutes of limitations in foreign locations.

Liquidity and Capital Resources

     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At April 30, 2005, we had $14.3 million in cash and cash equivalents and $9.4 million in marketable securities.

     Cash used in operating activities was $2.7 million for the three months ended March 31, 2005. This consisted of net income of $1.4 million, depreciation and amortization of $1.1 million, a decrease in accounts receivable of $3.7 million, offset by a decrease in accrued restructuring of $1.9 million. Other changes in working capital items consisted primarily of $1.3 million in cash used for accrued expenses, an increase in prepaid expenses of $860,000, a decrease in accounts payable of $2.2 million and a decrease in deferred revenues of $3.0 million.

     Cash used in operating activities was $7.3 million for the three months ended March 31, 2004. This consisted of net losses of $1.8 million, depreciation and amortization of $581,000, a decrease in accounts receivable of $259,000, offset by a decrease in accrued restructuring of $5.5 million. Other changes in working capital items consisted primarily of $1.4 million in cash used for accrued expenses, an increase in prepaid expenses of $742,000, an increase in accounts payable of $993,000 and an increase in deferred revenues of $183,000.

     Our investing activities for the three months ended March 31, 2005 used cash of $371,000 and consisted primarily of capital expenditures of $96,000, net proceeds from maturity of marketable securities of $531,000, acquisition costs paid of $1.0 million, and a decrease in other assets of $204,000.

     We expect that capital expenditures will total approximately $2.0 million for the year ending December 31, 2005.

     Our investing activities for the three months ended March 31, 2004 used $2.9 million and consisted primarily of capital expenditures of $258,000, net purchases of marketable securities of $2.6 million and a decrease in other assets of $24,000.

     Net cash provided by financing activities was $424,000 for the three months ended March 31, 2005, representing proceeds from the employee stock purchase plan and the exercise of stock options, offset by principal payments on notes payable of $324,000.

     Net cash provided by financing activities was $464,000 for the three months ended March 31, 2004 representing proceeds from the employee stock purchase plan and the exercise of stock options.

Accounts Receivable and Days Sales Outstanding

          Our accounts receivable balance and days sales outstanding, or DSO, as of March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
DSO	85	129
Revenue	$21,994	$69,219
Accounts Receivable	$20,734	$24,430

     As of March 31, 2005 our DSO had decreased significantly from the DSO at December 31, 2004 due to collections on support and maintenance renewals as well as the effect of receiving payments during the quarter on deals that were recognized into revenue during the quarter, but had closed in the prior quarter. Also contributing to the decrease is the effect of having a full 3 months of Primus revenue in the quarter.

     The higher DSO at December 31, 2004 is due to the impact of acquiring Primus’ accounts receivable balance in 2004 with only two months of Primus’ revenues in 2004, a high volume of support and maintenance renewals at year-end and product license deals that closed before year end but were not recognized into revenue during 2004. The accounts receivable balance at December 31, 2004 is offset by a significant deferred revenue balance of $25.4 million.

Credit Facility

     On June 13, 2002, we entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit bears interest at the Bank’s prime rate (5.75% at March 31, 2005). The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. On December 24, 2004 we entered into the Seventh Loan Modification Agreement (the Seventh Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Seventh Amendment, the profitability covenant was revised to allow for quarterly net losses not to exceed $2.0 million for the first quarter of 2005, $500,000 for the second quarter of 2005, $1.5 million for the third quarter of 2005, and net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, at the end of each month as follows:

•	for the months ending April 30, 2005, and May 31, 2005, the greater of (i) $15.0 million or (ii) two times the amount of outstanding obligations, which includes letters of credit, under the loan agreement, and

•	for the months ending March 31, 2005 and June 30, 2005, and as of the last day of each month thereafter, $20.0 million.

     To avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, we will be required to pay fees and expenses to compensate the Bank for lost income. At March 31, 2005, we were in compliance with all related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize our outstanding letters of credit (LCs); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 24, 2005. While there were no outstanding borrowings under the facility at March 31, 2005, we had issued LCs totaling $8.1 million, which are supported by this facility. The LCs have been issued in favor of various landlords and equipment leasing companies to secure obligations under our facility leases pursuant to leases expiring from August 2006 through March 2009. As of March 31, 2005, approximately $11.9 million was available under the facility.

     We lease our facilities and equipment under operating and capital leases that expire between 2005 and 2009. The aggregate minimum annual payments under these leases are $18.5 million, which includes approximately $6.4 million payable in the remainder of 2005. Of the $18.5 million, $11.4 million is for leases that are included in restructuring. In accrued restructuring at March 31, 2005, the $11.4 million was reduced to $8.4 million after taking into consideration, estimated sublease income, contracted sublease income, vacancy periods and operating cash of the various subleased properties. Of the $18.5 million in lease payments, $17.9 million is for facility leases and $.6 million is for equipment leases.

Contractual Obligations

     On March 31, 2005, our contractual cash obligation, which consists of operating and capital leases, were as follows (in thousands):

	Payments Due by Period
		Remainder			After 5
Contractual Obligations	Total	of 2005	2-3 years	4-5 years	years
Lease Commitments	$18,493	$6,378	$8,923	$3,192	$—

     We believe that there will not be any material real estate lease settlements beyond those completed to date. As such, we believe that our balance of $27.4 million in cash and cash equivalents and marketable securities at March 31, 2005, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting SFAS 123R Share-Based Payment, which replaces SFAS 123 and supersedes APB Opinion No. 25 SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. SFAS 123R is effective for fiscal periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006.

     Public companies are required to adopt the new standard using a modified prospective method or may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost utilizing the modified prospective method. We have not yet determined the method of adoption we will use. We have not completed our evaluation of the effects of adopting SFAS 123R.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. For example, our Primus subsidiary has previously been involved in litigation alleging that Primus had infringed United States patents owned by ServiceWare. We may be required to incur substantial costs in defending other similar litigation in the future, which could have a material adverse effect on our operating results and financial condition.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists; software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect proprietary rights to as great an extent as the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

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

     We incurred losses in the first, second and fourth quarters of 2004, in the first and third quarters of 2003 and in each quarter of 2002. As of March 31, 2005, we had an accumulated deficit of $203.8 million. Although our revenues increased 31% to $22.0 million for the three months ended March 31, 2005 compared with $16.8 million for the three months ended March 31, 2004, this was primarily attributable to our acquisition of Primus. Our revenues decreased 5% to $69.2 million for the year ended December 31, 2004 compared with $72.5 million for the year ended December 31, 2003. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, in recent years the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current industry conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.

Turnover in our personnel may impair our ability to develop and implement a business strategy or maintain internal control, which could have a material adverse effect on our operating results and common stock price.

     Members of our management team, including executives with significant responsibilities in our sales, marketing and research and development operations and executives of our newly acquired Primus subsidiary, have left us during the past few years for a variety of reasons. In addition, our chief financial officer has recently informed us that he intends to leave our company. His last day of full-time employment with us will be April 30, 2005, after which he will work us on a part-time basis until June 30, 2005. We cannot assure you that there will not be additional departures in the future. These changes in management, and any future similar changes, may be disruptive to our operations or affect our ability to maintain effective internal controls over financial reporting. In addition, equity incentives such as stock options constitute an important part of our total compensation program for management, and the volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain our management team.

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

     In addition, the success of our recent Primus acquisition will depend in part on the retention of personnel critical to our business and operations due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with us until plans with regard to these employees are announced or executed. Several senior Primus executives have resigned, and other Primus employees may not want to continue to work for us. In addition, competitors may seek to recruit employees during the integration, as is common in high technology mergers. If we are unable to retain personnel that are critical to the successful integration and our future operations, we could face disruptions in our operations or affect our ability to maintain effective internal controls over financial reporting, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.

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

     The market for our service products is also rapidly evolving, and intensely competitive. Our service suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and Web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts. The high level of competition in this market has resulted in pricing pressures, which if such conditions continue or increase, could harm our results of operations. Some of the companies providing advanced natural language self service and traditional service resolution management solutions that may compete with us include eGain, Inquira, iPhrase Technologies, Kana, RightNow Technologies and Knova.

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

     We renewed and amended our $20.0 million line of credit in the fourth quarter of 2004. This line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. While there were no outstanding borrowings under the facility at March 31, 2005, we had issued letters of credit totaling $8.1 million, which are supported by this facility. The letters of credit have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from December 2005 through January 2009. This revolving line of credit expires on December 24, 2005.

     The liquidity covenant in the line of credit mandates that we maintain cash, cash equivalents and marketable securities, at the end of each month as follows:

•	For the months ending April 30, 2005 and May 31, 2005, the greater of (i) $15.0 million or (ii) two times the amount of outstanding obligations under the loan agreement, which includes letters of credit and

•	For the months ending March 31, 2005 and June 30, 2005, and as of the last day of each month thereafter, $20 million.

     At April 30, 2005, we had $23.7 million in cash, cash equivalents and marketable securities, which represents a decrease of $3.7 million from $27.4 million in cash, cash equivalents and marketable securities at March 31, 2005. The profitability covenant, as amended, allows for net losses not to exceed: $2.0 million for the first quarter of 2005, $500,000 for the second quarter of 2005,

$1.5 million for the third quarter of 2005 and requires net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. In the event that we do not comply with any of the financial covenants within the line of credit or default on any of its provisions, the bank’s significant remedies include declaring all obligations immediately due and payable and ceasing to advance money or extend credit for our benefit.

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

     As of March 31, 2005 we had offices in the United Kingdom, France, Spain and Northern Ireland with sales personnel in United Kingdom, France and Spain. We derived 27% of our total revenues in the quarter ended March 31, 2005 from customers outside the United States. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands at varying times during the first quarter of 2003. In November, 2004, we initiated a restructuring plan, which included closing of our offices in Italy and Germany during the fourth quarter of 2004. Our operations outside North America are subject to additional risks, including:

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

     We recently initiated a plan to effect a worldwide headcount reduction and a reduction in the amount of space we occupy in our headquarters facility in Cambridge, Massachusetts. These actions resulted in a net restructuring charge of approximately $200,000 in the first quarter of 2005 and $3.6 million during the fourth quarter of 2004, which included costs of employee severance and lease costs associated with vacated premises. In April 2005 we announced that we anticipate that we will incur a restructuring charge in the second quarter of 2005 in the range of $1.5 to $2.0 million, primarily resulting from the recent relocation of our San Francisco office and a reduction in the amount of space that we occupy in San Francisco. During 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions resulted in recording a net restructuring benefit of $10.5 million during 2003. In January 2003, we publicly announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.0 million in the fourth quarter of 2002. In addition, we recorded restructuring charges of $75.6 million in 2001. These restructuring activities required that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff have been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate. Our restructuring and consolidation activities are further complicated by the integration of Primus’ operations with our other operations, which could make the risks described above more severe.

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

     Many of our Primus products run on Microsoft Windows NT, Microsoft Windows 2000 and Sun Solaris UNIX.

     Some of these products require the use of third party software. Any change to our customers’ operating systems could require us to modify our Primus products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft, Sun Solaris or J2EE operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers.

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

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.58 per share to $126.88 per share since our initial public offering in July 1999 and has ranged from $0.70 per share to $2.25 per share between January 1, 2004 and March 31, 2005. Fluctuations in market price and volume are particularly common among securities of Internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

Our common stock may not continue to trade on the Nasdaq National Market, which could reduce the value of your investment and make your shares more difficult to sell

     For our common stock to trade on the Nasdaq National Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. Recently, our common stock has traded at prices near and below $1.00. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, we could seek to have our common stock listed on the Nasdaq SmallCap Market. However, delisting of our common stock from the Nasdaq National Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of ATG and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to an SEC rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

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

     Section 404 of the Sarbanes Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent auditors must report on management’s evaluation of those controls. As permitted by applicable rules of the Securities and Exchange Commission, our management report on internal financial control for 2004 did not include the internal controls of Primus. We cannot assure you that there will not in the future be significant deficiencies or material weaknesses in our internal controls, including internal controls related to our Primus subsidiary that would be required to be reported. A negative reaction by the equity markets to the reporting of a significant deficiency or material weakness could cause our stock price to decline.

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

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, we will be required to expense employee stock options for financial reporting purposes, effective for our 2006 fiscal year. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 2 of the Unaudited Condensed Consolidated Financial Statements. The adoption of SFAS 123R could adversely affect our ability to comply with the profitability covenants of our credit facility with our bank. See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since March 31, 2005.

     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound, Euro and Australian dollar that are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at March 31, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at March 31, 2005 there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We and certain of our former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that we, and certain of our former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California on various dates in August and September 2001. All of the actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the court issued an order of consolidation in which it consolidated all actions filed against us and appointed certain individuals as lead plaintiffs in the consolidated action. It also appointed two law firms as co-lead counsel, and a third law firm as liaison counsel. Counsel for the plaintiffs filed a consolidated amended complaint applicable to all of the consolidated actions. On April 19, 2002, we filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by one of our former officers and is the subject of a motion to dismiss and summary judgment filed by us on August 31, 2004 currently pending before the court. Management continues to believe the remaining claim against us is without merit, and intends to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

Entry into a Material Definitive Agreement.

     On May 5, 2005, the compensation committee of our board of directors adopted the 2005 Executive Management Compensation Plan for our executive officers for fiscal year 2005. Under this plan, we must achieve fifty percent of our operating profit goal for 2005 before we will award an annual bonus to our executive officers. Once we achieve this goal, executive officers are eligible to receive a cash bonus based on certain corporate metrics as described in the plan. In addition, our senior vice president of sales is eligible to receive quarterly bonuses based on metrics set forth in the plan, irrespective of our operating profit goal. The target payouts in the plan are based on achieving a certain percentage of our goals for each of the listed performance metrics. Each of these corporate metrics has a minimum and maximum threshold. If the goals are exceeded, our executive officers are eligible to receive a cash bonus in excess of the target payouts. The above description of the plan is qualified in its entirety by the full text of the plan, which is filed as exhibit 10.2 to this quarterly report and incorporated herein by reference.

Item 6. Exhibits

     10.1 Letter Agreement with Edward Terino dated March 23, 2005.

     10.2 2005 Executive Management Compensation Plan

     31.1 Certifications of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certifications of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE

Robert D. Burke
President and Chief Executive Officer
(principal executive officer)

By:	/s/ EDWARD TERINO

Edward Terino
Senior Vice President, Finance and Chief
Financial Officer
(principal financial officer)

By:	/s/ PAUL G. FITZGERALD

Paul G. Fitzgerald
Vice President, Finance and Corporate Controller
(principal accounting officer)

Date: May 9, 2005