Form 10-Q
period 2005-06-30
ART TECHNOLOGY GROUP INC
filed 2005-08-09
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 3, 2005 there were 109,561,722 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$19,097	$21,310
Marketable securities	9,616	5,197
Accounts receivable, net of reserves of $560 ($680 in 2004)	19,196	24,430
Prepaid expenses and other current assets	2,992	1,694

Total current assets	50,901	52,631

Property and equipment, net	2,280	3,120
Long term marketable securities	—	4,001
Goodwill	27,458	27,458
Intangible assets, net	6,018	7,177
Other assets	1,744	3,416

	$88,401	$97,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,918	$5,186
Accrued expenses	11,759	13,156
Capital lease obligations, current portion	56	56
Notes payable	235	595
Deferred revenue	21,853	25,355
Accrued restructuring, short-term	4,207	6,095

Total current liabilities	41,028	50,443

Capital lease obligations, less current portion	84	112
Accrued restructuring, less current portion	2,860	5,063

Commitments and contingencies (Notes 11 and 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value authorized — 10,000,000 shares issued and outstanding — no shares	—	—
Common stock, $0.01 par value authorized — 200,000,000 shares issued and outstanding — 109,545,656 shares and 108,141,966 shares at June 30, 2005 and December 31, 2004, respectively	1,095	1,081
Additional paid-in capital	250,527	249,465
Accumulated deficit	(204,154)	(205,235)
Accumulated other comprehensive loss	(3,039)	(3,126)

Total stockholders’ equity	44,429	42,185

	$88,401	$97,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product licenses	$5,319	$3,144	$12,702	$9,508
Services	14,942	11,188	29,553	21,634

Total revenues	20,261	14,332	42,255	31,142

Cost of Revenues:
Product licenses	378	331	942	730
Services	5,367	5,125	10,806	9,910

Total cost of revenues	5,745	5,456	11,748	10,640

Gross Profit	14,516	8,876	30,507	20,502

Operating Expenses:
Research and development	4,548	4,150	9,137	8,280
Sales and marketing	6,996	7,231	13,796	14,572
General and administrative	2,704	1,739	5,692	3,669
Restructuring charges	671	—	875	—

Total operating expenses	14,919	13,120	29,500	26,521

Income (loss) from operations	(403)	(4,244)	1,007	(6,019)
Interest and other income, net	89	64	100	17

Income (loss) before provision for income taxes	(314)	(4,180)	1,107	(6,002)
Provision for income taxes	13	67	26	32

Net income (loss)	$(327)	$(4,247)	$1,081	$(6,034)

Basic net income (loss) per share	$(0.00)	$(0.06)	$0.01	$(0.08)

Diluted net income (loss) per share	$(0.00)	$(0.06)	$0.01	$(0.08)

Basic weighted average common shares outstanding	109,218	73,524	108,950	73,289

Diluted weighted average common shares outstanding	109,218	73,524	110,739	73,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$1,081	$(6,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	—	11
Depreciation and amortization	2,097	1,039
Non-cash restructuring charge	1,167	—
Loss on disposal of fixed assets, net	—	100
Changes in current assets and liabilities:
Accounts receivable, net	5,234	4,467
Prepaid expenses and other current assets	(1,298)	(684)
Deferred rent	382	404
Accounts payable	(1,258)	787
Accrued expenses	(1,397)	(1,980)
Deferred revenues	(3,502)	(719)
Accrued restructuring	(4,091)	(6,700)

Net cash used in operating activities	(1,585)	(9,309)

Cash Flows from Investing Activities:
Purchases of marketable securities	(2,908)	(9,313)
Maturities of marketable securities	2,490	8,743
Purchases of property and equipment	(271)	(345)
Payment of acquisition costs	(1,010)	—
Decrease in other assets	241	4

Net cash used in investing activities	(1,458)	(911)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	683	332
Proceeds from employee stock purchase plan	393	515
Principal payments on notes payable	(360)	—
Payments on capital leases	(28)	—

Net cash provided by financing activities	688	847

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	142	(28)
Net Decrease in Cash and Cash Equivalents	(2,213)	(9,401)

Cash and Cash Equivalents, Beginning of Period	21,310	31,934

Cash and Cash Equivalents, End of Period	$19,097	$22,533

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
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States, and while the Company believes that the disclosures presented are adequate to make information not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Certain prior period amounts have been reclassified to conform to current period presentation, including classification of cost of revenues. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.
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
     Had compensation expense for ATG’s stock plans been determined consistent with SFAS 123, the pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(327)	$(4,247)	$1,081	$(6,034)

Add: Stock-based compensation expense included in reported net income (loss)	—	—	—	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(469)	(4,522)	(1,927)	(10,958)

Pro forma net loss	$(796)	$(8,769)	$(846)	$(16,981)

Basic and diluted net income (loss) per share —
As reported	$(0.00)	$(0.06)	$0.01	$(0.08)

Pro forma	$(0.01)	$(0.12)	$(0.01)	$(0.23)

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
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(327)	$(4,247)	$1,081	$(6,034)

Weighted average common shares outstanding	109,218	73,524	108,950	73,289
Weighted average common stock equivalents outstanding:
Employee stock options	—	—	1,789	—

Total weighted average common stock and common stock equivalents	109,218	73,524	110,739	73,289

Basic net income (loss) per share	$(0.00)	$(0.06)	$0.01	$(0.08)

Diluted net income (loss) per share	$(0.00)	$(0.06)	$0.01	$(0.08)

(4) REVENUE RECOGNITION
     ATG recognizes product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of maintenance services, the sale of certain other consulting and development services and application and managed hosting services. ATG generally has separate agreements with its customers that govern the terms and conditions of its software licenses, consulting, hosting and support and maintenance services. These separate agreements, along with ATG’s business practices of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to allocate revenue among the undelivered elements in an arrangement and apply the residual method under Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
     ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a three-month period from the date of delivery. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software maintenance or application hosting agreements are recognized ratably over the term of the support and maintenance or application hosting period, which for application hosting and support and maintenance is typically one year. Customers who have both purchased ATG’s product licenses and entered into an application hosting agreement typically have a contractual right to cancel the application hosting agreement with a minimum notice period. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements as earned for guaranteed minimum royalties, or based upon actual sales to the resellers. ATG does not grant its resellers the right of return or price protection.

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
(5) INCOME TAXES
     ATG expects to have minimal or no Federal or foreign income taxes in 2005 due to the use of net operating loss carryforwards and the projection of a taxable loss in domestic and foreign locations in 2005. As a result of net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided a full valuation allowance for its net operating loss carryforwards, research credit carryforwards and other net deferred tax assets. For the three months ended June 30, 2005 and 2004, the Company had no reversals of previously accrued taxes due to the closure of statutes of limitations in foreign locations. For the six months ended June 30, 2005 and 2004, the Company reversed previously accrued taxes of $0 and $105,000, respectively, due to the closure of statutes of limitations in foreign locations.
(6) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
     ATG accounts for investments in marketable securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments for which ATG has the positive intent and the ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than ninety days. At June 30, 2005 and December 31, 2004, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 3.7 months and 9.6 months at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 all marketable securities were classified as short-term. At December 31, 2004, the average maturity of the marketable securities classified as long-term was 13.6 months. At June 30, 2005 and December 31, 2004, the difference between the amortized cost and market value of ATG’s marketable securities resulted in unrealized losses of approximately $56,000 and $77,000, respectively. At June 30, 2005 and December 31, 2004, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$10,722	$4,360
Money market accounts	4,838	13,529
Commercial paper	1,995	799
U.S. Treasury and Government Agency securities	1,542	2,622

Total cash and cash equivalents	$19,097	$21,310

Marketable securities—
Corporate debt securities	$7,476	$7,754
U.S. Treasury and Government Agency securities	946	648
Commercial paper	1,194	796

Total marketable securities	$9,616	$9,198

(7) GOODWILL
     In accordance with SFAS 141, Business Combinations, the company accounts for its business combinations using the purchase method. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill, but instead tests for impairment at least annually or more frequently upon the occurrence of certain events that may indicate that an impairment has occurred. Intangible assets acquired in conjunction with a business combination are required to be separately recognized if the benefit of the intangible asset obtained is through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

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
     Determining the fair value of a reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently subject to uncertainty. Actual future results may differ from those estimates. In addition, the Company may make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values of its reporting entities.
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
(9) COMPREHENSIVE INCOME (LOSS)
     SFAS 130, Reporting Comprehensive Income, requires that a full set of general purpose financial statements include the reporting of comprehensive income (loss). Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The following are the components of ATG’s comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(327)	$(4,247)	$1,081	$(6,034)
Foreign currency translation adjustment	34	68	87	30

Comprehensive income (loss)	$(293)	$(4,179)	$1,168	$(6,004)

     The accumulated other comprehensive loss at June 30, 2005 and December 31, 2004 of $3.0 and $3.1 million, respectively, consisted entirely of the cumulative foreign currency translation adjustment.
(10) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
     SFAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker, as defined under SFAS 131, is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.

Revenues from sources outside of the United States were approximately $4.5 million and $4.3 million for the three months ended June 30, 2005 and 2004, respectively, and $10.2 million and $10.8 million for the six months ended June 30, 2005 and 2004, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of ATG’s product license sales for the three and six months ended June 30, 2005 and 2004 were delivered from its headquarters located in the United States.
     The following table represents the percentage of total revenues by geographic region for the three and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
United States	78%	70%	76%	65%
United Kingdom (UK)	11	8	11	17
Europe, Middle East and Africa (excluding UK)	10	20	12	13
Asia Pacific	1	—	1	—
Other	—	2	—	5

	100%	100%	100%	100%

(11) CREDIT FACILITY AND NOTES PAYABLE
     Credit Facility
     On June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit bears interest at the Bank’s prime rate (6% at June 30, 2005). The line of credit is secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. On December 24, 2004, the Company entered into the Seventh Loan Modification Agreement (the Seventh Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Seventh Amendment, the profitability covenant was revised to allow for quarterly net losses not to exceed $500,000 for the second quarter of 2005 and, $1.5 million for the third quarter of 2005, and to require net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities of $20 million at the end of each month.
     To avoid additional bank fees and expenses, the Company is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balance at the Bank falls below this amount, the Company will be required to pay fees and expenses to compensate the Bank for lost income. At June 30, 2005, ATG was in compliance with all related financial covenants. In the event that ATG does not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring ATG to cash collateralize its outstanding letters of credit (LCs); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 24, 2005. While there were no outstanding borrowings under the facility at June 30, 2005, ATG has issued LCs totaling $7.6 million, which are supported by this facility. The LCs have been issued in favor of various landlords and equipment leasing companies to secure obligations under ATG’s facility leases pursuant to leases expiring from August 2006 through March 2009. As of June 30, 2005, approximately $12.4 million was available under the facility.

     Notes Payable
     In connection with the November 2004 acquisition of Primus, the Company assumed Primus’ outstanding obligation of $297,000 under a credit facility with a bank. The facility is payable in monthly installments of $11,000, including interest at the bank’s prime rate plus 2% (6.75% at June 30, 2005 and December 31, 2004), due June 2008. The facility is callable on demand. The loan is denominated in British pounds. At June 30, 2005 and December 31, 2004, the balance on the note was $235,000 and $295,000, respectively.
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
     Intangible assets, which are being amortized based on the pattern in which the economic benefits of the intangible assets are being utilized, consist of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Purchased technology	$3,600	$(850)	$2,750	$3,600	$(441)	$3,159
Customer relationships	4,200	(1,243)	2,957	4,200	(559)	3,641
Non-compete agreements	400	(89)	311	400	(23)	377

Total intangible assets, excluding goodwill	$8,200	$(2,182)	$6,018	$8,200	$(1,023)	$7,177

     Amortization expense from intangible assets was $580,000 and $1.2 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, amortization expense on existing intangibles for the next five years is as follows (in thousands):

Remainder of 2005	$1,159
2006	2,055
2007	1,740
2008	848
2009	216

Total	$6,018

     In connection with the Primus acquisition, integration activities resulted in involuntary terminations and lease and contract terminations. As part of the purchase price of the acquisition, the Company recorded restructuring costs of $2.1 million for these activities comprised of $1.7 million for involuntary termination benefits and $400,000 for facility related costs. The liability for involuntary termination benefits is for 49 employees, primarily in general and administrative and research and development functions.

The Company expects to pay the remaining balance for involuntary termination benefits and facilities-related costs in 2005.
The following summarizes the obligations in connection with the Primus acquisition and activity to date (in thousands):

	Balance at		Balance at
Category	December 31, 2004	Payments	June 30, 2005
Involuntary termination benefits	$1,218	$(960)	$258
Facilities-related costs	279	(168)	111

Total	$1,497	$(1,128)	$369

The balance of $369,000 in costs associated with the integration activities at June 30, 2005 is included in accrued expenses.
(13) COMMITMENTS AND CONTINGENCIES
     Leases
     ATG has offices, primarily for sales and support personnel, in five domestic locations as well as four foreign countries. At June 30, 2005, ATG had issued $7.6 million of LCs under its line of credit in favor of various landlords and equipment leasing companies to secure obligations under its leases, which expire from 2005 through 2009.
     The Company has both operating and capital lease obligations related to equipment leases. The obligations on these leases, which are included in the schedule of future minimum payments, represent the contractual minimum obligations. Certain equipment leases include purchase options at the end of the lease term.
     The future minimum payments of ATG’s facility leases and operating and capital lease obligations as of June 30, 2005, were as follows (in thousands):

Leases
Remainder of 2005	$4,158
2006	5,926
2007	2,997
2008	2,488
2009	704

Total future minimum lease payments	$16,273

     Of the $16.3 million in future minimum lease payments, $11.0 million is included in the Company’s accrued restructuring charges. The $11.0 million is reduced to a $6.7 million restructuring accrual after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (see Note 14).
     Rent expense included in the accompanying statements of operations was approximately $857,000 million and $1.2 million for the three months ended June 30, 2005 and 2004, and $2.2 million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively.
     Indemnification
     The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.
     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2005.
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
(14) RESTRUCTURING
     During the quarter ended June 30, 2005, the Company recorded a net restructuring charge of $671,000, primarily due to a $1.8 million charge related to the relocation of its San Francisco office and other facility charges; offset by $1.1 million for adjustments in estimates related to sublease costs included in the 2001, 2002 and 2004 actions. During the quarter ended March 31, 2005, the Company recorded a net restructuring charge of approximately $204,000 due to adjustments in estimates related to the 2004 restructuring charge for employee severance benefits payable in international geographies. During the years ended 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/(benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, in order to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and the Company’s acquisition of Primus, and to eliminate facilities that were not needed in order to efficiently run the Company’s operations. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2005, 2004 and 2003 charges were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” SFAS 88 and SAB 100.
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
     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2005
	Accrued	Adjustments		Accrued
	Restructuring	in Estimates		Restructuring
	Balance as of	Resulting in		Balance as of
	December 31, 2004	Reduced Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$6,254	$(783)	$(1,359)	$4,112
Employee severance, benefits and related costs	57	—	(57)	—

Total	$6,311	$(783)	$(1,416)	$4,112

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
     During 2005, the Company recorded an adjustment to its estimates of sublease costs related to the 2001 actions, resulting in a credit to the restructuring charge of $783,000. The change in estimate was primarily due to the Company’s continued evaluation of the financial condition of its subtenants and their ability to meet their financial obligations to the Company.
     Employee Severance, Benefits and Related Costs and Exchangeable Shares
     As part of the 2001 restructuring actions, the Company recorded charges of $7.9 million for employee severance. The Company terminated the employment of 530 employees, or 46% of the Company’s workforce, of which 249 were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. None of these employees remained employed as of June 30, 2002. In addition, the Company settled 11,762 exchangeable shares with an employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, the Company recorded additional charges of $229,000 for severance related to an employee terminated as part of the 2001 restructuring action.
     During 2004, the Company reached a final settlement with this employee resulting in a reduction to the restructuring charge of $172,000.
     Asset Impairments
     The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquisitions completed in 2000. The Company had closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, the Company recorded an impairment charge of approximately $1.4 million in cost of product license revenues related to purchased software to record the software at its net realizable value of zero due to the Company abandoning a certain product development strategy. The purchased software had no future use to the Company.
     Marketing Costs and Legal and Accounting
     The Company recorded charges of $851,000 to write-off certain prepaid costs for future marketing services to their fair value of zero due to changes in the Company’s product development strategy, as a result of which, the prepaid marketing cost had no future utility to the Company. During 2002, the Company unexpectedly was able to recoup $536,000 and recorded a credit for the amount received.
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
     A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

2005
	Accrued	Adjustments		Accrued
	Restructuring	in Estimates		Restructuring
	Balance as of	Resulting in		Balance as of
	December 31, 2004	Reduced Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$1,155	$(36)	$(255)	$864

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
     During 2003, the Company recorded an adjustment of $1.9 million primarily to increase its lease obligation accrual at two locations because of changes in the assumptions of the vacancy period and sublease income. The sublease income was adjusted by decreasing anticipated sublease rates from $23 to $18 per square foot for one facility and from $35 to $30 per square foot at the other location. The Company also extended the initial vacancy periods from 12 to 21 months to 24 to 42 months. These changes resulted in an estimated reduction of sublease income of $1.8 million. In addition, principally due to a favorable lease settlement relating to its 2002 restructuring activities, the Company reduced its lease obligations by $7.2 million. The settlement resulted in the Company terminating a future lease obligation for an aggregate payment of $3.3 million, which was paid in January 2004. As a result of this transaction, the Company recorded prepaid rent of $2.2 million increasing the accrual adjustments in 2003 to $4.1 million.
     During 2004, the Company recorded an adjustment to its estimates related to the 2002 actions, resulting in a credit to the restructuring charge of $242,000.
     The Company executed a sub-lease agreement during the three months ended June 30, 2005. As a result, the Company recorded an adjustment to its estimates of sublease costs related to the 2002 actions, resulting in a credit to the restructuring charge of $36,000.
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
     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

2005
	Accrued	Adjustments		Accrued
	Restructuring	in Estimates		Restructuring
	Balance as of	Resulting in		Balance as of
	December 31, 2004	Reduced Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$1,373	$(24)	$(249)	$1,100

Second Quarter 2003 Actions
     During the quarter ended June 30, 2003, the Company recorded a restructuring charge of $2.0 million. The Company also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.
     Facilities-Related Costs and Impairments
     During the second quarter of 2003, the Company recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter of 2003, as result of updated market conditions, the estimated sublet rental rate was lowered from $35 per square foot to $30 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with SFAS 146, the Company has recorded the present value of the net lease obligation.
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
During 2005, the Company recorded an adjustment to its cost estimates related to the 2003 actions, resulting in a credit to the restructuring charge of $24,000.
2004 Actions
     During 2004, the Company recorded a restructuring charge of $3.6 million, comprised of new actions of $3.9 million and net credits resulting from changes in estimates related to prior actions of $379,000.
Facilities-Related Costs and Impairments
     During the fourth quarter of 2004, the Company recorded facilities-related charges of $1.5 million primarily comprised of $800,000 for an operating lease related to idle office space net of assumptions for vacancy period and sublease income based on the then current real estate market data, $200,000 of leasehold improvements written down to their fair value and $500,000 of prepaid rent related to the abandoned space, which was recorded as part of prior lease settlements. The lease charge was for office space the Company vacated before December 31, 2004 and intended to sublease. The estimated sublease income was $350,000 based on a rental rate of $13 per square foot with an estimated vacancy period prior to the expected sublease income of 6 months. In accordance with SFAS 146, the Company recorded the present value of the net lease obligation.
     As a result of a reduction of employees and the closure of office space, the Company wrote off $200,000 of leasehold improvements related to the vacated space to their estimated fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.
Employee Severance, Benefits and Related Costs
     As part of the fourth quarter 2004 restructuring action, the Company recorded a charge of $2.5 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 56 employees, or 14% of the Company’s workforce, consisting of 27 employees from sales and marketing, 8 from services, 6 from general and administrative and 15 from research and development. The Company accrued employee benefits pursuant to its ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of December 31, 2004. As of December 31, 2004, 13 employees had been terminated. As of June 30, 2005 the termination process was completed.

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2005
		Adjustments
	Accrued	in Estimates		Accrued
	Restructuring	Resulting in		Restructuring
	Balance as of	Additional		Balance as of
	December 31, 2004	(Decreased) Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$750	$(267)	$(239)	$244
Employee severance, benefits and related costs	1,569	168	(1,457)	280

Total	$2,319	$(99)	$(1,696)	$524

     During the first quarter of 2005, the Company recorded a restructuring charge of $200,000, resulting from adjustments to estimates made in 2004 for employee severance benefits payable in international geographies, and a $4,000 charge to facilities related cost due to adjusting its estimates.
     During the second quarter of 2005, the Company recorded a credit of $32,000 to the employee severance costs, and a credit of $271,000 to the facilities related cost charge, due to adjusting its estimates of net sublease obligations as a result of executing a sub lease agreement for which the term began in the second quarter of 2005.
2005 Actions
     During 2005, the Company recorded net restructuring charges of $875,000, comprised of new actions of $1.8 million and net credits resulting from changes in estimates related to prior actions of $942,000.
Facilities-Related Costs and Impairments
     During the second quarter of 2005, the Company relocated its San Francisco office and reduced the amount of space it occupies in San Francisco. As a result of this action and the cessation of the use of this facility and other minor facilities charges, the Company recorded facilities-related charges of $1.8 million primarily comprised of $1.0 million of deferred rent related to the abandoned space, $118,000 of lease hold improvements written down to their fair value, and $557,000 for an operating lease related to idle office space vacated during the second quarter of 2005 net of assumptions for sublease income based on an executed sublease agreement. In accordance with SFAS 146, the Company recorded the net present value of the net lease obligation.
     A summary of the charges and related activity of the restructuring accruals is a as follows (in thousands):

		Write-Offs
	2005	and	Balance as of
	Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$1,817	$(1,350)	$467

Abandoned Facilities Obligations
     At June 30, 2005, the Company had lease arrangements related to seven abandoned facilities. The lease arrangements with respect to six of these facilities are ongoing, and one is the subject of a lease settlement arrangement under which the Company is obligated to make payments through 2006. All locations for which the Company has recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease locations	2005	2006	2007	2008	2009	Total
Cambridge, MA*	$1,035	$1,035				$2,070
Cambridge, MA	69	91				160
Cambridge, MA	200	400				600
Waltham, MA	696	1,452	$1,452	$1,452	$363	5,415
Chicago, IL	319	427				746
San Francisco, CA	256	513	512			1,281
Reading, UK	285	570	570	570	142	2,137

Facility obligations, gross	2,860	4,488	2,534	2,022	505	12,409
Contracted and assumed sub-lease income	(1,026)	(1,718)	(1,467)	(1,215)	(304)	(5,730)

Net cash obligations	$1,834	$2,770	$1,067	$807	$201	$6,679

Assumed sub-lease income	$—	$135	$270	$270	$67	$742

*	represents a location for which we have executed a lease settlement agreement
(15) LITIGATION
     The Company and certain former officers have been named defendants in seven purported class action suits currently pending in the United States District Court for the District of Massachusetts. Each of these cases alleges that the Company and certain former officers have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions or defects in the public disclosure required by securities laws. Four of the cases were filed on various dates in October 2001 in the U.S. District Court for the District of Massachusetts. Three of the cases were initially filed in the Central District of California (the “California actions”) on various dates in August and September 2001. The California actions were consolidated and transferred to the District of Massachusetts on or about November 27, 2001. On December 13, 2001, the Court issued an Order of Consolidation in which it consolidated all actions filed against the Company and appointed certain individuals as Lead Plaintiffs in the consolidated action. It also appointed two law firms as Co-Lead Counsel, and a third law firm as Liaison Counsel. Counsel for the plaintiffs has filed a Consolidated Amended Complaint applicable to all of the consolidated actions. On April 19, 2002, the Company filed a motion to dismiss the case. On September 4, 2003 the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation is based on the veracity of a public statement made by a former officer of the Company and is the subject of a motion to dismiss and summary judgment filed by the Company on August 31, 2004 currently pending before the Court. Management continues to believe the remaining claim against the Company is without merit, and intends to defend the action vigorously. While management cannot predict with certainty the outcome of the litigation, management does not expect any material adverse impact to the Company’s business, or the results of its operations, from this matter.
     The Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc. (Primus), an officer and former officer of Primus and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of Primus’ initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Primus common stock were sold in the IPO contained certain false and misleading statements regarding the practices of Primus’ underwriters with respect to their allocation of shares of common stock in Primus’ IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused Primus’ post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. Primus elected to participate in the settlement, which generally provides that plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that Primus may have against the underwriters. Primus will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on Primus’ behalf exceeds the amount of the insurance coverage, a circumstance that management believes is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The settlement is subject to final Court approval, after proposed settlement class members have an opportunity to object, and a number of other conditions. If the settlement does not occur, and litigation against Primus continues, management believes the Company has meritorious defenses and intends to defend the case vigorously. While management cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, management does not expect any material adverse impact to the Company’s business, or the results of its operations, from this matter.
     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.
(16) CONCENTRATION OF CREDIT RISK
     ATG provides credit to customers in the normal course of business. Credit is extended to new customers based upon industry reputation and demonstrated financial stability. Credit is extended to existing customers based upon prior payment history and demonstrated financial stability. Credit risk associated with accounts receivable is limited due to the large number of customers and their dispersion over multiple industries and geographic areas. ATG maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. There were no customers at June 30, 2005 that accounted for greater than 10% of accounts receivable. At December 31, 2004 one customer accounted for 11% of accounts receivable.
(17) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment”, which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R on January 1, 2006.
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
     Between December 1991, when we were founded, and 1995, we devoted our efforts principally to building, marketing and selling our professional services capabilities and to research and development activities related to our software products. Beginning in 1996, we began to focus on selling our software products. To date, we have enhanced and released several versions of our products. On November 1, 2004, we acquired all of the outstanding shares of common stock of Primus Knowledge Solutions, Inc. Primus provided software solutions that enabled companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. The consolidated financial statements include Primus’ financial results from the date of acquisition. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
     We derive our revenues from the sale of software product licenses and related services that are designed to help our clients market, sell and provide self-service opportunities to their customers and partners. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training, software maintenance and support and application hosting. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in some cases, on a fixed-price schedule defined specifically in our contracts. Software maintenance and support arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. Application hosting services are typically billed monthly as the services are provided.
     As of June 30, 2005 we had offices in the United States, United Kingdom, France, Spain and Northern Ireland with sales personnel in United States, United Kingdom, France, and Spain. Revenues from customers outside the United States accounted for 22% and 30% of our total revenues for the three months ended June 30, 2005 and 2004, and 24% and 35% of our total revenues for the six months ended June 30, 2005 and 2004, respectively.
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

Revenue Recognition
     Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of Statement of Position, or SOP, 97-2 , Software Revenue Recognition and SOP 98-9 , Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists via a signed license agreement; (2) physical or electronic delivery has occurred including the availability of license keys or services rendered; (3) the fee is fixed or determinable representing amounts that are due unconditionally with no future obligations under customary payment terms; and (4) collection is probable. In addition, revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter and could result in future operating losses.
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
Restructuring Expenses
     During the three and six months ended June 30, 2005, the Company recorded net restructuring charges of approximately $671,000 and $875,000, respectively. During the years ended 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/ (benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100 (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At June 30, 2005, we had recorded accruals for the costs to terminate employees and exit certain facilities and lease obligations, which may be adjusted periodically for resolution of contractual commitments or changes in estimates of severance payments, sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions in the real estate market or if we terminate our lease obligations prior to the scheduled termination dates. Such changes had a material impact to our operating results in the past and could have a material impact on our operating results in the future.
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
     Included in our accrued restructuring balance at June 30, 2005 was estimated sublease income of $742,000, net of adjustments. We based our estimates of sublease income on, among other things, (a) opinions of independent real estate experts, (b) current market conditions and rental rates, (c) an assessment of the time period over which reasonable estimates could be made, (d) the status of negotiations with potential subtenants and (e) the locations of the facilities. These estimates, together with other estimates made by us in connection with the restructuring actions, may vary significantly from the actual results, depending in part on factors beyond our control. For example, the actual results will depend on our success in negotiating with lessors, the time periods required for us to locate and contract suitable subleases and the market rental rates at the time of such subleases. Adjustments to the facilities reserve may be required if actual lease settlement costs or sublease income differ from the amounts previously estimated. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record adjustments to our restructuring obligations in our financial statements for such quarter based on management’s then-current estimates. Additionally, we estimate the required severance accrual at foreign locations based on the minimum statutory requirements of each country. The amount of severance that ultimately is paid may differ from the amount we have accrued. In our history, we have not experienced significant variations between the amounts initially accrued for severance at foreign locations and the amounts ultimately paid out.
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
     As a result of our restructuring activities in 2005, 2004, 2003 and 2002, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases and intangible assets consisting primarily of unamortized goodwill. In 2005, 2004, 2003 and 2002, we determined that $0, $0, $78,000 and $1.7 million, respectively, of furniture and fixtures, computer equipment and software were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices in our 2005, 2004, 2003 and 2002 restructuring plans. These assets are no longer being used or will not be used in the future upon completion of the restructuring activities. In addition, in 2005, 2004, 2003 and 2002 we deemed $118,000, $147,000, $232,000 and $909,000, respectively, of leasehold improvements to be impaired due to exiting certain office locations, and the estimated sublease income was not sufficient to recover the assets carrying value. In addition we determined that approximately $169,000 in 2003 of purchased software was impaired due to our revised product development strategy.

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
     Determining the fair value of a reporting entity is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The estimates are based upon historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently subject to uncertainty. Actual future results may differ from those estimates. In addition, we may make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values of reporting entities.
     We perform the annual impairment assessment as of December 1 of each year.
Accounting for Income Taxes
     We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. At June 30, 2005 and December 31, 2004, we had provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability. If substantial changes in our ownership have occurred or should occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of net operating loss carryforwards that can be realized in future periods.
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

Results of Operations
     The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product license	26%	22%	30%	31%
Services	74	78	70	69

Total revenues	100	100	100	100

Cost of revenues:
Product license	2	2	2	2
Services	26	36	26	32

Total cost of revenues	28	38	28	34

Gross margin	72	62	72	66

Operating expenses:
Research and development	22	29	22	26
Sales and marketing	34	51	32	47
General and administrative	13	12	13	12
Restructuring charge	3	—	2	—

Total operating expenses	74	92	69	85

Income (loss) from operations	(2)	(30)	3	(19)
Interest and other income (expense), net	—	—	—	—

Income (loss) before provision for income taxes	(2)	(30)	3	(19)
Provision (benefit) for income taxes	—	—	—	—

Net income (loss)	(2)%	(30)%	3%	(19)%

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues and the related gross margins:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of product license revenues	7%	11%	7%	8%
Gross margin on product license revenues	93%	89%	93%	92%
Cost of services revenues	36%	46%	37%	46%
Gross margin on services revenues	64%	54%	63%	54%

Three and six months ended June 30, 2005 and 2004
Revenues
     Total revenues increased 41% to $20.3 million for the three months ended June 30, 2005 from $14.3 million for the three months ended June 30, 2004 and increased 36% to $42.3 million for the six months ended June 30, 2005 from $31.1 million for the six months ended June 30, 2004. The increase was primarily attributable to our acquisition of Primus in November 2004 and the shift in the focus of our marketing and sales efforts from infrastructure products to application products. Since 2004 our focus has been on e-commerce and service applications, and through our Primus acquisition, solutions that enable our customers to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and internet) self-service and electronic communication channels. The increase in revenues compared to the second quarter of 2004 was also partly attributable to our new application hosting service, which generated revenues of approximately $1.1 million for the three months ended June 30, 2005 and $2.4 million during the six months ended June 30, 2005.
     Revenues generated from international customers increased to $4.5 million, or 22% of total revenues, for the three months ended June 30, 2005, from $4.3 million, or 30% of total revenues, for the three months ended June 30, 2004, and decreased to $10.2 million, or 24% of total revenues for the six months ended June 30, 2005, from $10.8 million, or 35% of total revenues, for the six months ended June 30, 2004.
     We expect total revenues in 2005 in the range of $87 million to $93 million as we launch new products and continue to realize the benefits of our Primus acquisition.
     No customer accounted for more than 10% of our total revenues for the three or six months ended June 30, 2005 or June 30, 2004.
Product License Revenues
     Product license revenues increased 69% to $5.3 million for the three months ended June 30, 2005 from $3.1 million for the three months ended June 30, 2004 and increased 34% to $12.7 million for the six months ended June 30, 2005 from $9.5 million for the six months ended June 30, 2004. The increase was primarily attributable to our acquisition of Primus in November 2004 and the shift in the focus of our marketing and sales efforts from infrastructure products to application products.
     Product license revenues generated from international customers increased to $1.4 million for the three months ended June 30, 2005 from $927,000 for the three months ended June 30, 2004. The increase in international revenues was due primarily to timing of certain deals and the addition of the Primus product line. Product license revenues generated from international customers decreased to $3.3 million for the six months ended June 30, 2005 from $4.3 million for the six months ended June 30, 2004. The decrease in international revenues was due primarily to the timing of certain deals.
     Product license revenues as a percentage of total revenues for the three months ended June 30, 2005 and 2004 were 26% and 22%, respectively, and for the six months ended June 30, 2005 and 2004 were 30% and 31% respectively. We expect this percentage to be in the range of 30% to 35% for 2005.
     Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return or price protection. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 22 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period depending on the revenues from large deals, if any, closed through this channel during any period. No resellers accounted for more than 10% of our revenues for the quarter ended June 30, 2005 and 2004.
     The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Reseller revenues	$22	$122	$782	$1,018
Percentage of product revenues	—%	4%	6%	11%
Services Revenues
     Services revenues increased 34% to 15.0 million for the three months ended June 30, 2005 from $11.2 million for the three months ended June 30, 2004 and increased 37% to $29.6 million for the six months ended June 30, 2005 from $21.6 million for the six months ended June 30, 2004. The increase was primarily attributable to new services revenues from the acquisition of Primus, along with our new application hosting services offering, which generated revenues of $1.1 million and $2.4 million for the three and six months ended June 30, 2005, respectively. We expect services revenues to be higher in 2005 as compared to 2004.
     Support and maintenance revenues were 64% of total service revenues for the three months ended June 30, 2005, as compared to 61% for the three months ended June 30, 2004, and were 64% of total service revenues for the six months ended June 30, 2005 as compared to 65% for the six months ended June 30, 2004. Support and maintenance revenues, on a dollar value basis, were higher for the three and six months ended June 30, 2005 due primarily to the addition of Primus’ active support and maintenance customer base, offset by a portion of existing customers electing not to renew their support coverage.

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
     Cost of product license revenues increased 14% to $378,000 for the three months ended June 30, 2005 from $331,000 for the three months ended June 30, 2004 and increased 29% to $942,000 for the six months ended June 30, 2005 from $730,000 for the six months ended June 30, 2004. These increases were primarily related to amortization expense of $204,000 and $408,000 for the three and six months ended June 30, 2005 related to developed technology, an intangible asset recorded as part of the Primus acquisition.
     For the three and six months ended June 30, 2005 and 2004, cost of product license revenues as a percentage of total revenues was 2%. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 1% and 3% for 2005.
Gross Margin on Product License Revenues
     For the three months ended June 30, 2005 and 2004, gross margin on product license revenues was 93%, or $4.9 million, and 89%, or $2.8 million, respectively, and for the six months ended June 30, 2005 and 2004, gross margin on product license revenues was 93%, or $11.8 million, and 92%, or $8.8 million, respectively. The increase was primarily related to increased product license revenues primarily attributable to the acquisition of Primus.
Cost of Services Revenues
     Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally cost of services revenues includes fees for hosting facilities, as well as equipment and related depreciation costs. Cost of services revenues varies significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of equipment and hosting space required.
     Cost of services revenues increased 5% to $5.4 million for the three months ended June 30, 2005 from $5.1 million for the three months ended June 30, 2004, and increased 9% to $10.8 million for the six months ended June 30, 2005 from $9.9 million for the six months ended June 30, 2004. The increase was primarily attributable to an increase in salaries and benefits attributable to higher headcount and increased use of third party contractors. Our usage of outside professional services increased by $156,000 and $420,000 for the three and six months ended June 30, 2005 compared to the same period in 2004.
     For the three months ended June 30, 2005 and 2004, cost of services revenues as a percentage of total revenues was 26% and 36%, respectively, and for the six months ended June 30, 2005 and 2004, cost of services revenues as a percentage of total revenues was 26% and 32%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be between 25% and 30% for 2005.
Gross Margin on Services Revenues
     For the three months ended June 30, 2005 and 2004, gross margin on services revenues were 64%, or $9.6 million, and 54%, or $6.1 million, respectively, and for the six months ended June 30, 2005 and 2004, gross margin on services revenues were 63%, or $18.7 million, and 54%, or $11.7 million, respectively. The increase in gross margin and gross margin as a percentage of service revenues was primarily attributable to increased services revenues, including our new application hosting offering, which generated $1.1 million and $2.4 million in revenue during the three and six months ended June 30, 2005, respectively.
     We expect gross margin on services revenues for 2005 to be approximately 60% to 65% for 2005.
Research and Development Expenses
     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.
     Research and development expenses increased 10% to $4.5 million for the three months ended June 30, 2005 from $4.2 million for the three months ended June 30, 2004, and increased 10% to $9.1 million for the six months ended June 30, 2005 from $8.3 million for the six months ended June 30, 2004. The increase in spending was primarily attributable to an increase in our use of third party offshore contractors and to higher professional fees, which increased by $388,000 and $844,000 during the three and six months ended June 30, 2005 respectively.
     Research and development expenses as a percentage of total revenues were 22% and 29% for the three months ended June 30, 2005 and 2004 respectively and were 22% and 27% for the six months ended June 30, 2005 and 2004, respectively. We anticipate that research and development expenses as a percentage of total revenues will be in the range of 20% to 22% for 2005.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
     Sales and marketing expenses decreased 3% to $7.0 million for the three months ended June 30, 2005 from $7.2 million for the three months ended June 30, 2004 and decreased 5% to $13.8 million for the six months ended June 30, 2005 from $14.6 million for the six months ended June 30, 2004. The decrease is primarily attributable to cost saving initiatives that resulted from a reduction in the workforce of our sales and marketing groups, reduced recruitment fees and training costs, and a reduction in our spending on marketing programs, with the remainder of the net decrease caused by a decrease in operating expenses resulting from our restructuring efforts, offset in part by amortization of an intangible asset related to customer relationships from the Primus acquisition of $342,000 and $684,000 for the three and six months ended June 30, 2005, respectively.

For three months ended June 30, 2005 and 2004, sales and marketing expenses as a percentage of total revenues were 35% and 50%, respectively and for six months ended June 30, 2005 and 2004, sales and marketing expenses as a percentage of total revenues were 33% and 47%, respectively. We anticipate that sales and marketing expenses as a percentage of total revenues will be in the range of 35% to 40% for 2005.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and other related costs for human resource, legal, operations and finance employees and legal and accounting fees.
     General and administrative expenses increased 55% to $2.7 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004 and increased 55% to $5.7 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004. Approximately 86% of the increase was related to an increase in outside services and professional fees, with most of the remainder related to an increase in insurance expenses. Contributing to the increase in outside services of approximately $570,000 and $1.6 million for the three and six months ended June 30, 2005, respectively, over the same period in 2004 were costs associated with Sarbanes-Oxley compliance and the integration of the Primus acquisition.
     For the three months ended June 30, 2005 and 2004, general and administrative expenses as a percentage of total revenues were 13% and 12%, respectively, and for the six months ended June 30, 2005 and 2004, general and administrative expenses as a percentage of total revenues were 13% and 12% respectively. We anticipate that general and administrative expenses will, as a percentage of revenue, be in the 12% to 14% range for 2005.
Restructuring
     During the quarter ended June 30, 2005, we recorded a net restructuring charge of $671,000, primarily due to a $1.8 million charge related to the relocation of our San Francisco office and other facility charges; offset by $1.1 million for adjustments in estimates related to sublease costs included in the 2001, 2002 and 2004 actions. During the quarter ended March 31, 2005, we recorded a net restructuring charge of approximately $204,000 due to adjustments in estimates related to the 2004 restructuring charge for employee severance benefits payable in international geographies. During the years ended 2004, 2003, 2002 and 2001, we recorded net restructuring charges/(benefits) of $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back our prior growth plans, resulting in a significant reduction in our workforce and consolidation of our facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused us to further evaluate our marketing, sales and service resource capabilities as well as our overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as we continued to refine our business strategy and to consider future revenue opportunities, we took further restructuring actions to reduce costs, including product development costs, in order to help move us towards profitability. In 2004, our restructuring activities were undertaken to align our headcount more closely to our revenue projections and changing staff requirements as a result of strategic product realignments and our acquisition of Primus and to eliminate facilities that were not needed in order to efficiently run our operations. In April 2005, we relocated our San Francisco office to gain further efficiencies. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2005, 2004 and 2003 charges were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” SFAS 88 and SAB 100.
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
     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

2005
Accrued	Adjustments
Restructuring	in Estimates		Accrued
Balance as of	Resulting in		Restructuring
December 31, 2004	Reduced Charges	Payments	Balance as of June 30, 2005

Facilities-related costs and impairments	$6,254	$(783)	$(1,359)	$4,112
Employee severance, benefits and related costs	57	—	(57)	—

Total	$6,311	$(783)	$(1,416)	$4,112

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
     During 2002, we recorded an adjustment to increase the facilities-related portion of the 2001 charge by an additional $2.2 million for changes to sublease and vacancy assumptions due to the continued weakening in the real estate market. The sublease income was adjusted by decreasing two anticipated sublease rates from $25 to $18 per square foot and extending the initial vacancy periods by 7 months. In addition, during 2002, we executed sublease agreements for two locations and recorded a reduction to our lease accruals of $853,000 due to favorable sublease terms compared to our original estimates.
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
     During 2005, we made adjustments to estimates of sublease income related to the 2001 actions, resulting in a credit to the restructuring charge of $783,000. The change in estimate was primarily due to our continued evaluation of the financial condition of our subtenants and their ability to meet their financial obligations to us.
      Employee Severance, Benefits and Related Costs and Exchangeable Shares
     As part of the 2001 restructuring actions, we recorded charges of $7.9 million for employee severance. We terminated the employment of 530 employees, or 46% of our workforce, of which 249 of these employees were from sales and marketing, 117 from services, 101 from general and administrative and 63 from research and development. None of these employees remained employed as of June 30, 2002. In addition, we settled 11,762 exchangeable shares with an employee, who was terminated in connection with the restructuring action, and recorded $1.3 million as a charge to restructuring for this settlement. During 2003, we recorded additional charges of $229,000 for severance related to an employee terminated as part of the 2001 restructuring action.
     During 2004, we reached final settlement with this employee resulting in a reduction to the restructuring charge of $172,000.
      Asset Impairments
     The asset impairment charges included the write-off of approximately $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquisitions completed in 2000. We had closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, we recorded an impairment charge of approximately $1.4 million in cost of product license revenues related to purchased software, to record the software at its net realizable value of zero due to our abandoning a certain product development strategy. The purchased software had no future use to us.
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
     A summary of the charges and related activity of the restructuring accruals related to the 2002 restructuring actions is as follows (in thousands):

2005
Accrued	Adjustments
Restructuring	in Estimates		Accrued
Balance as of	Resulting in		Restructuring
December 31, 2004	Reduced Charges	Payments	Balance as of June 30, 2005

Facilities-related costs and impairments	$1,155	$(36)	$(255)	$864

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
     During 2003, we recorded an adjustment of $1.9 million primarily to increase our lease obligation accrual at two locations because of changes in the assumptions of the vacancy period and sublease income. The sublease income was adjusted by decreasing anticipated sublease rates from $23 to $18 per square foot for one facility and from $35 to $30 per square foot at the other location. We also extended the initial vacancy periods from 12 to 21 months to 24 to 42 months. These changes resulted in an estimated reduction of sublease income of $1.8 million. In addition, principally due to a favorable lease settlement relating to our 2002 restructuring activities, we reduced our lease obligations by $7.2 million. The settlement resulted in terminating a future lease obligation for an aggregate payment of $3.3 million, which was paid in January 2004. As a result of this transaction, we recorded prepaid rent of $2.2 million increasing the accrual adjustments in 2003 to $4.1 million.
     During 2004, we recorded an adjustment to our estimates related to the 2002 actions, resulting in a credit to the restructuring charge of $242,000.
     We executed a sub-lease agreement during the three months ended June 30, 2005. As a result, we recorded an adjustment to our estimates of sub-lease costs related to the 2002 actions, resulting in a credit to the restructuring charge of $36,000.
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
     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

2005
	Accrued	Adjustments		Accrued
	Restructuring	in Estimates		Restructuring
	Balance as of	Resulting in		Balance as of
	December 31, 2004	Reduced Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$1,373	$(24)	$(249)	$1,100

Second Quarter 2003 Actions
     During the quarter ended June 30, 2003, we recorded a restructuring charge of $2.0 million. We also recorded an impairment charge in cost of product licenses of $169,000 related to certain purchased software.
Facilities-Related Costs and Impairments
     During the second quarter of 2003, we recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space we vacated and intended to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000 based on a rental rate of $35 per square foot with an estimated vacancy period prior to the expected sublease income of 24 months. In the fourth quarter of 2003, as result of updated market conditions, the estimated sublet rental rate was lowered from $35 per square foot to $30 per square foot and the vacancy period was extended to 36 months from 24 months resulting in an additional charge of $227,000. In accordance with SFAS 146, we have recorded the present value of the net lease obligation.
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
     During 2005, we recorded an adjustment to our cost estimates related to the 2003 actions, resulting in a credit to the restructuring charge of $24,000.
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
      Employee Severance, Benefits and Related Costs
     As part of the fourth quarter 2004 restructuring action, we recorded a charge of $2.5 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 56 employees, or 14% of our workforce, consisting of 27 employees from sales and marketing, 8 from services, 6 from general and administrative and 15 from research and development. We accrued employee benefits pursuant to our ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of December 31, 2004. As of December 31, 2004, 13 employees had been terminated. As of June 30, 2005 the termination process was completed.

     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		2005
	Accrued	Adjustments		Accrued
	Restructuring	in Estimates		Restructuring
	Balance as of	Resulting in		Balance as of
	December 31, 2004	Additional Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$750	$(267)	$(239)	$244
Employee severance, benefits and related costs	1,569	168	(1,457)	280

Total	$2,319	$(99)	$(1,696)	$524

     During the first quarter of 2005, we recorded a restructuring charge of $200,000, resulting from adjustments to estimates made in 2004 for employee severance benefits payable in international geographies, and a $4,000 charge to facilities related cost due to adjusting our estimates.
     During the second quarter of 2005, we recorded a credit of $32,000 to the employee severance costs, and a credit of $271,000 to the facilities related cost charge, due to adjusting our estimates of net sublease obligations as a result of executing a sub lease agreement for which the term began in the second quarter of 2005.
2005 Actions
     During 2005, the Company recorded net restructuring charges of $875,000, comprised of new actions of $1.8 million and net credits resulting from changes in estimates related to prior actions of $942,000.
Facilities-Related Costs and Impairments
     During the second quarter of 2005, we relocated our San Francisco office and reduced the amount of space we occupy in San Francisco. As a result of this action and the cessation of the use of this facility and other minor facilities charges, we recorded facilities-related charges of $1.8 million primarily comprised of $1.0 million of deferred rent related to the abandoned space, $118,000 of lease hold improvements written down to their fair value, and $557,000 for an operating lease related to idle office space vacated during the second quarter of 2005 net of assumptions for sublease income based on an executed sublease agreement. In accordance with SFAS 146, we recorded the present value of the net lease obligation.
     A summary of the charges and related activity of the restructuring accruals is as follows (in thousands):

		Write-Offs
	2005	And	Balance as of
	Charges	Payments	June 30, 2005
Facilities-related costs and impairments	$1,817	$(1,350)	$467

Abandoned Facilities Obligations
     At June 30, 2005, we had lease arrangements related to seven abandoned facilities. The lease arrangements with respect to six of these facilities are ongoing, and one is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. All locations for which we have recorded restructuring charges have been exited, and thus management’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations	2005	2006	2007	2008	2009	Total
Cambridge, MA*	$1035	$1,035				$2,070
Cambridge, MA	69	91				160
Cambridge, MA	200	400				600
Waltham, MA	696	1,452	$1,452	$1,452	$363	5,415
Chicago, IL	319	427				746
San Francisco, CA	256	513	512			1,281
Reading, UK	235	570	570	570	142	2,137

Facility obligations, gross	2,860	4,488	2,534	2,022	505	12,409

Contracted and assumed sub-lease income	(1,026)	(1,718)	(1,467)	(1,215)	(304)	(5,730)

Net cash obligations	$1,834	$2,770	$1,067	$807	$201	$6,679

Assumed sub-lease income	$—	$135	$270	$270	$67	$742

*	Represents a location for which we have executed a lease settlement agreement
Interest and Other Income (Expense), Net
     Interest and other income (expense), net increased to $89,000 for the three months ended June 30, 2005 from $64,000 for the three months ended June 30, 2004 and increased to $100,000 for the six months ended June 30, 2005 from $17,000 for the six months ended June 30, 2004 . The increase was primarily due to an increase in interest income of $38,000 and $93,000 for the three and six month periods, respectively.

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
Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through public and private sales of equity securities, and commercial credit facilities. At July 31, 2005, we had $16.0 million in cash and cash equivalents and $10.2 million in marketable securities.
     Cash used in operating activities was $1.6 million for the six months ended June 30, 2005. This consisted of net income of $1.1 million, depreciation and amortization of $2.1 million, a non-cash restructuring charge of $1.2 million and a decrease in accounts receivable of $5.2 million, offset by a decrease in accrued restructuring of $4.1 million. Other changes in working capital items consisted primarily of $1.4 million in cash used for accrued expenses, an increase in prepaid expenses of $1.3 million, a decrease in accounts payable of $1.3 million, and a decrease in deferred revenues of $3.5 million.
     Cash used in operating activities was $9.3 million for the six months ended June 30, 2004. This consisted of operating losses of $6.0 million, a decrease in accrued restructuring of $6.7 million and a decrease in accrued expenses of $2.0 million, offset by depreciation and amortization of $1.0 million and a decrease in accounts receivable of $4.5 million. Other changes in working capital items consisted primarily of a $719,000 decrease in deferred revenue, a $684,000 decrease in prepaid expenses, and an increase in accounts payable of $787,000.
     Our investing activities for the six months ended June 30, 2005 used cash of $1.5 million and consisted primarily of payment of acquisition costs of $1.0 million, capital expenditures of $271,000, net proceeds from maturity of marketable securities of $418,000, offset by a decrease in other assets of $241,000. Our investing activities for the six months ended June 30, 2004 used $911,000 and consisted primarily of capital expenditures of $345,000 and net purchases of marketable securities of $570,000
     We expect that capital expenditures will total approximately $1.0 million for the year ending December 31, 2005.
     Net cash provided by financing activities was $688,000 for the six months ended June 30, 2005, representing proceeds from the employee stock purchase plan and the exercise of stock options aggregating $1.1 million, offset by principal payments on notes payable of $360,000 and payments on capital leases of $28,000. Net cash provided by financing activities was $847,000 for the six months ended June 30, 2004, representing proceeds from the employee stock purchase plan and the exercise of stock options.
Accounts Receivable and Days Sales Outstanding
     Our accounts receivable balance and days sales outstanding, or DSO, as of June 30, 2005 and December 31, 2004 were as follows:
(in thousands)

	June 30,	December 31,
	2005	2004
DSO	82	129
Revenue	$42,255	$69,219
Accounts Receivable	$19,196	$24,430
     As of June 30, 2005 our DSO had decreased significantly from the DSO at December 31, 2004 due to collections on support and maintenance renewals as well as the effect of receiving payments during 2005 on deals that were recognized into revenue during 2005, but had closed at the end of 2004. Also contributing to the decrease is the effect of having a full 6 months of Primus revenue in 2005.
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

Credit Facility
     On June 13, 2002, we entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit bears interest at the Bank’s prime rate (6.0% at June 30, 2005). The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. On December 24, 2004 we entered into the Seventh Loan Modification Agreement (the Seventh Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Seventh Amendment, the profitability covenant was revised to allow for quarterly net losses of $500,000 for the second quarter of 2005, $1.5 million for the third quarter of 2005, and net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of $20 million at the end of each month.
     To avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, we will be required to pay fees and expenses to compensate the Bank for lost income. At June 30, 2005, we were in compliance with all related financial covenants. In the event that we do not comply with any of the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize our outstanding letters of credit (LCs); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and (4) putting a hold on any deposit account held as collateral. If the agreement expires, is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit expires on December 24, 2005. While there were no outstanding borrowings under the facility at June 30, 2005, we had issued LCs totaling $7.6 million, which are supported by this facility. The LCs have been issued in favor of various landlords and equipment leasing companies to secure obligations under our facility leases pursuant to leases expiring from August 2006 through March 2009. As of June 30, 2005, approximately $12.4 million was available under the facility.
     We lease our facilities and equipment under operating and capital leases that expire between 2005 and 2009. The aggregate minimum annual payments under these leases are $16.3 million, which includes approximately $4.2 million payable in the remainder of 2005. Of the $16.3 million, $11.0 million is for leases that are included in restructuring. In accrued restructuring at June 30, 2005, the $11.0 million was reduced to $6.7 million after taking into consideration, estimated sublease income, contracted sublease income, vacancy periods and operating cash of the various subleased properties. Of the $16.3 million in lease payments, $15.8 million is for facility leases and $ 479,000 is for equipment leases.
Contractual Obligations
     On June 30, 2005, our contractual cash obligation, which consists of operating and capital leases, were as follows (in thousands):

	Payments Due by Period
					After
		Remainder			5
Contractual Obligations	Total	of 2005	2-3 years	4-5 years	Years
Lease Commitments	$16,273	$4,158	$8,923	$3,192	$—

     We believe that there will not be any material real estate lease settlements beyond those completed to date. As such, we believe that our balance of $28.7 million in cash and cash equivalents and marketable securities at June 30, 2005, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment, which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R on January 1, 2006.
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
     Our revenues and operating results have varied from quarter to quarter in the past, and are likely to vary significantly from quarter to quarter in the foreseeable future. If our quarterly or annual results fall below our expectations and those of securities analysts, the price of our common stock is likely to fall. A number of factors are likely to cause variations in our operating results, including:
•	fluctuating economic conditions, particularly as they affect our customers’ willingness to implement new e-commerce solutions;

•	the timing of sales and revenue recognition of our products and services;

•	the timing of customer orders and product implementations;

•	delays in introducing new products and services;

•	the size of price discounting and/or concessions;

•	the mix of revenues derived from products and services;
•	timing of hiring and utilization of services personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales;

•	increased expenses, whether related to sales and marketing, product development or administration; and

•	costs related to possible acquisitions of technologies or businesses.
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
     We recently acquired our subsidiary Primus Knowledge Solutions, Inc. The acquisition will not achieve its anticipated benefits unless we are successful in combining our operations and integrating our products in a timely manner. Integration is a complex, time consuming and expensive process and may result in disruption of our operations and revenues if not completed in a timely and efficient manner. We are only recently beginning to operate as a combined organization using common:

•	sales, marketing, service and support organizations;

•	research and development organizations;

•	Information and communications systems;

•	operating procedures;

•	accounting systems and financial controls; and

•	human resource practices, including benefit, training and professional development programs.
There may be substantial difficulties, costs and delays involved in integrating Primus into our business. These could include:
•	problems with compatibility of business cultures;

•	customer perception of an adverse change in service standards, business focus, billing practices or product and service offerings;

•	costs and inefficiencies in delivering products and services to our customers;

•	problems in successfully coordinating our research and development efforts;

•	difficulty in integrating sales, support and product marketing;

•	costs and delays in implementing common systems and procedures, including financial accounting systems; and

•	the inability to retain and integrate key management, research and development, technical sales and customer support personnel.
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
     We incurred losses in the second quarter of 2005, in the first, second and fourth quarters of 2004, in the first and third quarters of 2003 and in each quarter of 2002. As of June 30, 2005, we had an accumulated deficit of $204.0 million. Although our revenues increased 36% to $42.3 million for the six months ended June 30, 2005 compared with $31.1 million for the six months ended June 30, 2004, this was primarily attributable to our acquisition of Primus. Our revenues decreased 5% to $69.2 million for the year ended December 31, 2004 compared with $72.5 million for the year ended December 31, 2003. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, in recent years the slowdown in the software industry and the decrease in spending by companies in our target markets have reduced the rate of growth of the Internet as a channel for consumer branded retail and financial services companies. If current industry conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.
Turnover in our personnel may impair our ability to develop and implement a business strategy or maintain internal control, which could have a material adverse effect on our operating results and common stock price.
     Members of our management team, including executives with significant responsibilities in our finance, sales, marketing and research and development operations and executives of our newly acquired Primus subsidiary, have left us during the past few years for a variety of reasons. We cannot assure you that there will not be additional departures in the future. These changes in management, and any future similar changes, may be disruptive to our operations or affect our ability to maintain effective internal controls over financial reporting. In addition, equity incentives such as stock options constitute an important part of our total compensation program for management, and the volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain our management team.
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
     In addition, the success of our recent Primus acquisition will depend in part on the retention of key technical and management personnel critical to its business and operations. Several senior Primus executives have resigned, and other Primus employees may not want to continue to work for us. In addition, competitors may seek to recruit employees during the integration, as is common in high technology mergers. If we are unable to retain personnel that are critical to the successful integration and our future operations, we could face disruptions in our operations or affect our ability to maintain effective internal controls over financial reporting, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.
Our lengthy sales cycle makes it difficult to predict our quarterly results and causes variability in our operating results.
     Our long sales cycle, which can often take several quarters, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past.
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
     Like most software companies, a significant proportion of our sales are concentrated near the end of each fiscal quarter. Failure to close or be able to recognize anticipated revenues on even a relatively small number of license deals at quarter end can have a significant impact on our reported operating results for that quarter. In addition, there can be no assurance that deals that are not closed at the end of a fiscal quarter will be entered into during any subsequent quarter.
We face intense competition in the market for Internet online marketing, sales and service applications, and we expect competition to intensify in the future. This competition could cause our revenues to fall short of expectations, which could adversely affect our future operating results and our ability to grow our business.
     The market for online marketing, sales and services applications is intensely competitive, and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with e-commerce and marketing vendors such as IBM, BroadVision, Blue Martini, Epiphany, Amazon.com, Unica and GSI Commerce.
     The market for our service products is also rapidly evolving, and intensely competitive. Our suite of service products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and Web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts. The high level of competition in this market has resulted in pricing pressures, which if such conditions continue or increase, could harm our results of operations. Some of the companies providing advanced natural language self service and traditional service resolution management solutions that may compete with us include eGain, Inquira, iPhrase Technologies, Kana, RightNow Technologies and Knova.
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
     As of June 30, 2005 we had offices in the United Kingdom, France, Spain and Northern Ireland with sales personnel in United Kingdom, France and Spain. We derived 24% of our total revenues in the six months ended June 30, 2005 from customers outside the United States. In December 2002, we initiated a restructuring plan, which included the closing of our offices in Australia, Canada, and the Netherlands, during the first quarter of 2003. In November, 2004, we initiated a restructuring plan, which included closing of our offices in Italy and Germany during the fourth quarter of 2004. Our operations outside North America are subject to additional risks, including:
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
     We renewed and amended our $20.0 million line of credit in the fourth quarter of 2004. This line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. While there were no outstanding borrowings under the facility at June 30, 2005, we had issued letters of credit totaling $7.6 million, which are supported by this facility. The letters of credit have been issued in favor of various landlords and equipment vendors to secure obligations pursuant to leases expiring from December 2005 through January 2009. This revolving line of credit expires on December 24, 2005.
     The liquidity covenant in the line of credit mandates that we maintain cash, cash equivalents and marketable securities of $20 million at the end of each month.
     At July 31, 2005, we had $26.2 million in cash, cash equivalents and marketable securities, which represents a decrease of $2.5 million from $28.7 million in cash, cash equivalents and marketable securities at June 30, 2005. The profitability covenant, as amended, allows for net losses not to exceed $500,000 for the second quarter of 2005 and $1.5 million for the third quarter of 2005, and requires net profitability of at least $1.00 for the fourth quarter of 2005 and for each quarter thereafter. In the event that we do not comply with any of the financial covenants within the line of credit or default on any of its provisions, the bank’s significant remedies include declaring all obligations immediately due and payable and ceasing to advance money or extend credit for our benefit.
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
     Approximately 33% of our product license revenues in 2005 related to our relationships with systems integrators and value added resellers. Since a substantial portion of our product license revenues are related to our relationships with systems integrators and our potential customers often rely on third parties to develop, deploy and manage websites for conducting commerce on the Internet, we cultivate relationships with systems integrators and value added resellers to encourage them to create demand for and support our products.
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
Competition with our resellers could limit our sales opportunities and jeopardize our relationship with our resellers.
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
     During 2005 we incurred a net restructuring charge of $875,000, primarily due to a $1.8 million charge related to the relocation of our San Francisco office and a $204,000 charge related to adjustments in estimates related to the 2004 restructuring charge for employee severance benefits payable in international geographies, offset by $1.1 million for adjustments in estimates related to sublease costs included in the 2001, 2002, and 2004 actions. At the end of 2004, we initiated a plan to effect a worldwide headcount reduction and a reduction in the amount of space we occupy in our headquarters facility in Cambridge, Massachusetts. The 2004 action resulted in a net restructuring charge of $3.6 million, which included costs of employee severance and lease costs associated with vacated premises. During 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions and changes in estimates of previously recorded charges resulted in recording a net restructuring benefit of $10.5 million during 2003. In January 2003, we publicly announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.0 million in the fourth quarter of 2002. In addition, we recorded restructuring charges of $75.6 million in 2001. These restructuring activities required that we close facilities, maintain sales efforts and provide continuing customer support and service in regions where the sales and support staff have been reduced or eliminated, reallocate workload among continuing employees, and seek to reduce liability for idle lease space. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate. Our restructuring and consolidation activities are further complicated by the integration of Primus’ operations with our other operations, which could make the risks described above more severe.
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
     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.58 per share to $126.88 per share since our initial public offering in July 1999 and has ranged from $0.94 per share to $1.50 per share between January 1, 2005 and June 30, 2005. Fluctuations in market price and volume are particularly common among securities of Internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:
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
     We will face increased regulatory scrutiny associated with the highly publicized financial scandals and the various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002 and related regulations. Our management will review and will continue to monitor all of the accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and executive officer loan practices, and intend to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both our company and our executive officers and directors in monitoring and ensuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm our company’s business and prospects, including its ability to recruit and retain skilled officers and directors. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities Exchange Commission, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

We are incurring significant costs to comply with changing laws and we may in the future need to report significant deficiencies or material weaknesses in our Annual Report, which could affect our operating results and cause our stock price to decline.
     Section 404 of the Sarbanes Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent auditors must report on management’s evaluation of those controls. As permitted by applicable rules of the Securities and Exchange Commission, our management report on internal financial control for 2004 did not include the internal controls of Primus. We cannot assure you that in the future there will not be material weaknesses in our internal controls, including internal controls related to our Primus subsidiary. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.
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
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, we will be required to expense employee stock options for financial reporting purposes, effective for our 2006 fiscal year. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 2 of the Unaudited Condensed Consolidated Financial Statements. The adoption of SFAS 123R could adversely affect our ability to comply with the profitability covenants of our credit facility with our bank. See Note 11 to the Unaudited Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes to the fair values of these securities since June 30, 2005.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound, Euro and Australian dollar that are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at June 30, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at June 30, 2005 we held no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 25, 2005, we held our annual meeting of stockholders. Our stockholders elected Michael A. Brochu, Robert D. Burke, and Mary E. Makela to serve as Class III directors for a three year term. In addition, the terms of office of our other directors, David B. Elsbree, John R. Held, Ilene H. Lang, Daniel C. Regis, Paul G. Shorthose, and Phyllis S. Swersky continued after our annual meeting off stockholders. The votes cast to elect the Class III directors were as follows:

	Votes for	Votes withheld
Michael A. Brochu	99,030,267	673,638
Robert D. Burke	99,031,240	672,665
Mary E. Makela	98,575,006	1,128,899
Item 5. Other Information
Item 6. Exhibits
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

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE

Robert D. Burke
President and Chief Executive Officer
(principal executive officer)

By:	/s/ JULIE M.B.BRADLEY

Julie M.B.Bradley
Senior Vice President, Finance and Chief
Financial Officer
(principal financial officer)

By:	/s/ PAUL G. FITZGERALD

Paul G. Fitzgerald
Vice President, Finance and Corporate Controller
(principal accounting officer)
Date: August 8, 2005