Form 10-K
period 2005-12-31
ART TECHNOLOGY GROUP INC
filed 2006-03-16
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $115,023,000.
Documents Incorporated by Reference
      Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 23, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

ART TECHNOLOGY GROUP, INC.
      References in this report to “we”, “us”, “our” and “ATG” refer to Art Technology Group, Inc. and its subsidiaries. ATG and Art Technology Group are our registered trademarks, and ATG Wisdom is our trademark. This report also includes trademarks and trade names of other companies.

i

PART I
      Certain of the information contained in this annual report on Form 10-K consists of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth below under the heading “Risk Factors.” We assume no obligation to update any forward-looking statements.

Item 1.	Business
Our Business
      We develop and market an integrated suite of Internet commerce, service and marketing solutions, as well as related services, including support and maintenance, education, application hosting and professional services.
      We deliver software solutions to help consumer-facing organizations create an interactive experience for their customers and partners via the Internet and other channels. Our software helps our clients market, sell goods and services and provide self-service opportunities to their customers and partners, which can enhance clients’ revenues, reduce their costs and improve their customers’ satisfaction.
Corporate Information
      We were incorporated in 1991 in the State of Delaware and have been a publicly traded corporation since 1999. Our corporate headquarters are at 25 First Street, Cambridge, Massachusetts 02141. We have offices in Chicago, New York, Washington D.C., Seattle, the United Kingdom, France and Northern Ireland. As of December 31, 2005, we had a total of 309 employees and we had licensed our products to more than 600 customers. Our Internet web site address is www.atg.com.
      From 2001 through 2004, our annual revenue declined and we incurred significant losses and negative cash flow from operations. In 2005, our total revenues grew by 31% from 2004 and we achieved profitability and positive free cash flow.
Overview
      Our software solutions help organizations market to, sell to and service their customers and partners, via the Web, email, contact centers and mobile devices. Our solutions can enhance our clients’ revenues, reduce their costs and improve their customers’ satisfaction. We also offer software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, Web (intranet and Internet) self-service and electronic communication channels. Businesses and government organizations can use our solutions to provide a more productive and satisfying experience to their customers. We seek to differentiate ourselves by designing applications that enable our customers to provide their customers a more consistent and more relevant experience across the various touch points of Web, email, contact centers and across the lifecycle of marketing, commerce and service. Our software delivers better consistency and relevancy by capturing and maintaining information about those customers’ personal preferences, online activity, and transaction and service history, and by using this information to deliver more personalized and contextual content to such users.
      We traditionally have marketed our products and services to Global 2000 companies, government organizations, and other businesses that have large numbers of online users and utilize the Internet as a primary business channel. In the past, we have focused on providing our software and services to businesses in financial services, retail, media and entertainment, telecommunications, manufacturing, high-tech, consumer products and services industries. Our customers include Best Buy, Office Max, Kingfisher, Neiman Marcus, Target, Friends Provident, Merrill Lynch, Wells Fargo, HSBC, A&E Networks, Warner Music, Cingular,

France Telecom, Philips, Procter & Gamble, Hewlett-Packard, American Airlines, InterContinental Hotels Group, US Army, and US Federal Aviation Administration.
      Our business has evolved significantly since our incorporation in 1991:

•	Until 1995, we functioned primarily as a professional services organization in the Internet commerce market.

•	In 1996, we began offering Internet commerce and software solutions, initially focusing on infrastructure products such as our ATG Dynamo Application Server.

•	In 2004, we began to concentrate on developing application products, having concluded that the market for infrastructure products had become increasingly standards driven and that we could best differentiate ourselves by offering our clients advanced applications functionality.

•	In November 2004, we acquired Primus Knowledge Solutions, Inc. a provider of software solutions for customer service. Primus’ software helps companies deliver a superior customer experience via contact centers, e-mail, information technology help desks, and web self-service. The Primus solution extended ATG’s offerings beyond commerce and marketing and into customer service.

•	In 2004, we also began to offer our clients hosted services as an alternative delivery model for our application solutions. We believe that hosted services can provide significant advantages for our clients, and provide us with a substantial opportunity for growth.

•	In late 2005, we released our new Wisdom application suite, combining the ATG and Primus products. The Wisdom suite provides integrated commerce, marketing and customer service/support solutions on a common platform. ATG Wisdom represents our strategy for enabling enterprises to create a more relevant and consistent experience for their customers across the Web, e-mail, call center, and mobile channels, and throughout the marketing, commerce, and service lifecycle. Our ATG Wisdom product suite enables companies to connect with customers at a personal level, leveraging both the knowledge and experience necessary to build strong relationships and enhance lifetime value.
Our Strategy
      Our objective is to be the industry leader in providing a comprehensive customer-facing software platform for companies striving to give their customers a more consistent and relevant online experience and grow their e-commerce and e-services presence. We intend to achieve this objective by implementing the following key components of our strategy:

•	Facilitate integrated life cycle experience for online customers. We believe that our clients’ online customers want to cross seamlessly between the information-gathering, purchase and service phases of their online activity. We believe that consumers expect marketing messages they receive to be informed by their purchase and service history (for example, they should not be offered a product which they have recently purchased), service responses to be informed by their purchase history (for example, answers should be relevant to the products they own), and e-commerce should be informed by their service history and response to marketing campaigns. Rather than focusing solely on marketing or sales or service, we design our core software functionality to allow our clients to provide their customers with an integrated online marketing, sales and service experience.

•	Develop new applications that operate on leading infrastructure products. We believe the development of infrastructure products has become standards driven, but that there is an opportunity for continued innovation relating to application products. We design our products to operate on leading J2EE application server platforms, including WebLogic from BEA, WebSphere from IBM, and JBoss in addition to our own J2EE Dynamo Application Servers. As a result, our application software can provide value to new and existing clients, across a wide range of infrastructure environments.

•	Grow our hosted services as an alternate delivery model. We now offer our customers hosting services for the full spectrum of ATG applications. Clients can purchase licenses to our solutions and elect a

Managed Services model where we host the client’s solutions in our hosted environment; or clients can elect a subscription OnDemand model, which requires no investment in software licenses or support and maintenance agreements. With OnDemand we provide a full solution for the client, including the software, hardware and management. There are several advantages for organizations to choose a hosting model over a traditional license model, which may make this a potential growth area for us. These include:

•	avoiding large upfront and ongoing expenditures required to purchase, implement and maintain software and hardware;

•	shortening the time to market (vs. in-house development, deployment and maintenance);

•	shifting the client’s technology risks to us; and

•	leveraging our experience to accelerate growth of the client’s online business and allowing clients to focus on their core competencies.

•	Leverage existing sales channels. We sell our products directly to our clients and through value-added resellers. In addition, approximately 42% of our product revenue is co-sold or influenced by a variety of business entities, including systems integrators, solution providers, technology partners and value-added resellers. We currently have a broad range of business alliances throughout the world including large system integrators like IBM, Capgemini, EDS, HP Consulting, Blast Radius and CSC, as well as regional integrators such as Avenue A/ Razorfish, Professional Access, Whittman Hart, McFadyen Consulting and Rikei. In most geographies and situations, our goal is to maintain close relationships directly with our clients and to motivate systems integrators to implement our applications in their projects and solution sets.

•	Leverage and expand service capabilities. We have extensive experience in Web application development and integration services, as well as knowledge management design and call-center systems deployment. Through our Professional and Education Services organizations, we provide services to train our systems integrators, value added resellers and complementary software vendors in the use of our products and offer consulting services to assist with customer implementations. We seek to motivate our business partners to provide joint implementation services to our end user customers. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of partners trained in the implementation and application of our products.
Products
      We provide a suite of powerful and dynamic software solutions designed to enable companies to deploy commerce, marketing, and service solutions. Our software is also designed to provide content administrators and marketing executives with greater flexibility in maintaining their website content and in optimizing their consumers’ experience to improve revenue and cost performance.
      We offer application products in three functional areas: ATG Commerce, ATG Service, and ATG Marketing.

ATG Commerce
      Our online commerce applications are designed for the development of large consumer-facing e-commerce sites and channel partner extranets, and are used by our clients to facilitate transactions with consumers and channel partners. We believe that, by using our online sales and marketing solutions together, our clients can create sophisticated promotions and offers that can drive incremental sales. We offer the following ATG Commerce solutions:

ATG Commerce provides a robust set of application components for creating a customized experience for businesses, channel partners and consumers purchasing goods or services online. ATG Commerce’s functionality includes catalogs, product management, shopping carts, checkout, pricing management, merchandising, promotions, inventory management and business-to-business order management.

ATG Campaign Optimizer assists marketing professionals to define comparative tests of different offers, promotions and product representations through an A/ B split testing solution. The product puts those tests into production, specifying the segments of Web site visitors to be tested, and finally writes reports on the test results. Methods for testing campaigns provided by our competitors often require programming by expert developers, and sometimes even involve network infrastructure modifications. ATG Campaign Optimizer is designed to allow non-technical marketing professionals to create and execute comparative tests that can be used to increase the effectiveness of online marketing activities without the need for expert programming or infrastructure modifications.

ATG Merchandising enables merchandising professionals to launch and update catalog information and cross-sell/up-sell promotions using a customized, dynamic workflow that ensures an efficient, smooth deployment to maximize online sales.

ATG Commerce Search is a fully integrated intelligent search solution for commerce Web sites. ATG Commerce Search more effectively interprets the intent of a user who submits a search; it offers multiple sorting options, such as by brand, price, and relevance. ATG Commerce Search integrates the shopping cart right into search results, so that shoppers can buy directly from the results page. In addition, ATG Commerce Search can present cross-sell and up-sell offers tailored for the shoppers’ interests.

ATG Service
      Our customer service applications are designed to decrease call-center and help-desk service costs, to improve the speed with which customer needs are met, and to increase customer loyalty and satisfaction. We believe our self-service solutions become more useful through the use of our advanced personalization capabilities. These personalization capabilities increase the likelihood that customer inquiries will be managed online, avoiding the need for costly contact center inquiry, and also help contact center personnel respond more quickly and accurately to inquiries which are handled by them. We offer the following ATG Service solutions:

ATG Commerce Assist provides complete e-commerce support for call center agents to create and manage orders in a unified browser-based application for the Web and call-center environments.

ATG Knowledge is a knowledge management solution used by call center agents and help-desk personnel who provide customers with assisted service to find quickly and accurately the answers to customer inquiries and to resolve problems. ATG Knowledge empowers agents to locate, leverage, communicate, and capture knowledge across the extended enterprise.

ATG Self-Service offers consumers access to highly personalized answers to questions and helps the customer answer his or her questions without telephoning for help. ATG Self-Service combines an answer repository with multi-lingual natural language search and navigation capabilities. The application also offers comprehensive business reporting that helps clients better understand customers’ needs and preferences.

ATG Response Management is a solution for automating responses to inbound electronic communications, and for our clients to address their customers’ growing desire for electronic communications while also gaining significant savings in support costs. ATG Response Management integrates all forms of electronic communication, not only e-mail but also chat, multimedia messaging service (MMS), short messaging service (SMS), and Web forms.

ATG Advisor helps organizations systematically guide users towards issue resolution by separating complicated tasks into manageable steps supporting both self-service and assisted service.

ATG Forum lets clients leverage the expertise of external and internal customers by giving them an online forum in which to help one another, thereby reducing the load on the service and support team.

ATG Forum users can answer each other’s questions and receive important updates from the client company.

ATG Outreach is an e-marketing and proactive service solution that leverages the understanding our clients gain through their customer’s behaviors, preferences, and Web interactions to help customer service and e-marketing professionals create more compelling, relevant campaigns by personalizing the communications.

ATG Marketing.
      Our marketing applications are designed to help businesses attract new customers, promote new offerings to existing customers, and improve the cost-effectiveness of existing marketing expenditures. Our clients use our software to maintain personalized, relevant email contact with their customers, and to integrate their online marketing activities with related sales and customer service initiatives. We strive to differentiate ourselves from our competitors by providing better integration among email, Web and contact center marketing activities, and by enabling more personalized and relevant campaigns. Our products are designed to allow businesses to increase marketing effectiveness by visually defining desired customer experience activities and events that will drive desirable customer behavior. We offer the following ATG Marketing products:

ATG Campaign Optimizer, which is also included above as an ATG Commerce product, is an A/ B split testing solution that lets business users improve a Web site’s effectiveness, for example helping to convert more shoppers into buyers.

The ATG Adaptive Scenario Engine (ASE) is our core marketing engine that helps create a more compelling and relevant customer experience. The benefits are greater customer loyalty, higher revenue, and reduced operating costs. By adapting to customers’ ever changing needs and preferences, ASE automates the process of leading customers toward a desired outcome (such as accessing information, fulfilling a service need, or making a purchase).

ATG Outreach, which is also included above as an ATG Service product, is an e-marketing and proactive service solution that leverages the understanding of customers gained through their behaviors, preferences, and Web interactions to help e-marketing and customer service professionals create more compelling, relevant campaigns by personalizing the communications.
      Our products allow companies to present a single view of themselves to their customers through our repository integration. This integration technology allows companies to easily access and utilize data in the enterprise regardless of the data storage format or location. The data can be leveraged in native form without having to move, duplicate or convert the data. By enabling these capabilities in a cost-effective manner, we believe our products can help companies protect their brands and keep their customers from becoming confused or frustrated, all of which positively impact customer satisfaction and loyalty.
      Our Adaptive Scenario Engine (ASE) capability is designed to help our clients make each interaction with their customers more productive and effective. These personalization capabilities help ensure that consumers are presented with the most relevant information. By avoiding information overload, consumers are more likely to have their needs met through the low cost online channel — increasing the speed at which customer needs are met and decreasing the likelihood the consumer will use a more expensive channel such as a call center. ASE capabilities can also make interactions with consumers more effective for our clients. It allows a business user to visually design a sequence of behaviors that our client would like to encourage a consumer to undertake — which can lead to a specific goal such as a site registration or transaction. Our capabilities automatically monitor and encourage consumers to follow these pre-defined behavior patterns, enabling our customer to maximize the effectiveness of each interaction with the consumer.
      We support the adoption of open application server infrastructure by our existing and new clients and plan to work closely with other platform vendors to increase the value customers receive from our products regardless of the platform they select.

Services
      Our services organization provides a variety of consulting, design, application development, deployment, integration, hosting, training and support services in conjunction with our products. These services are provided through our customer support, professional services, application hosting, and education groups.
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
      Professional Services. The primary goal of our Professional Services organization is to ensure customer satisfaction and the successful implementation of our application solutions. ATG Professional Services has developed an Adaptive Delivery Framework (ADF) to ensure consistent, high-quality service delivery throughout all our project engagements. The ADF is used to create repeatable delivery processes from project to project to provide a consistent look and feel for all ATG project deliverables. Our Professional Services include four primary service offerings:

•	Lifecycle Project Delivery. Our lifecycle project development capability builds upon our deep knowledge of best practices and the ATG Adaptive Delivery Framework methodology. Because we are responsible for the project from beginning to end, we can provide clients with a high-quality, structured experience from planning to post-deployment support.

•	Packaged Offerings. Our packaged offerings are designed to provide clients with targeted services that can accelerate the adoption of ATG products. We provide packaged offerings built to ease the cost and risk of implementation of ATG products. For instance, our jumpstart package is designed to assist ATG customers to more effectively follow best practices methodologies and designs, and reduce the risk and increase the speed of implementation of products such as ATG Commerce and ATG Self Service and ATG Knowledge.

•	Structured Enabling Services. Working with a third party service partner and the client or a designated team, we offer Structured Enabling Services to facilitate project success. Engaging our Professional Services organization gives partners and clients access to best practices that we have developed over hundreds of engagements. Structured Enabling Services also leverage the ATG Adaptive Delivery Framework methodology, while enabling the partner’s or client’s project team to complete a significant portion of the work.

•	Custom Solutions. We offer customized professional services solutions tailored to meet the specific needs of our clients across an entire project. Consulting services can include a combination of system architecture design, project management, Web design, technical training and business consulting services.
      Application Hosting Services. We offer our customers hosting services for the full spectrum of ATG applications. These services include the provisioning, management and monitoring of the application infrastructure including bandwidth, network, security, servers, operating system, enabling software, and ATG applications. In addition, we support our hosted customers on a 24 hours a day, seven days per week basis providing problem resolution services, application change management services, and the support for service level agreements related to application availability. Our application hosting services are available for a fee to customers that have purchased ATG product licenses in our Managed Services program. Alternatively, customers can elect our subscription-based OnDemand model. ATG OnDemand requires no investment in software licenses or maintenance agreements. The customer pays an initial set-up fee, and after a brief implementation period the solution is running from our data center. For the OnDemand offerings, we control the implementation and management process.
      Education Services. We provide a broad selection of educational programs designed to train customers and partners on our applications. This curriculum addresses the educational needs of developers, technical managers, business managers, and system administrators. ATG Education Services also offers an online learning program that complements our instructor-led training. Developers can become certified on our base product or our commerce product by taking a certification exam in a proctored environment. We also measure partner quality using a partner accreditation program that ensures ATG partners have the skills necessary to effectively assist our clients with implementations. We provide a full range of instructor-led solutions to assist clients with these key initiatives.
Markets
      Our principal target markets are Global 2000 companies, government organizations, and other businesses that have large numbers of online users and utilize the Internet as a primary business channel. Our clients represent a broad spectrum of enterprises within diverse industry sectors. The following is a partial list:

Consumer Retail	Financial Services	Manufacturing

American Eagle Outfitters	Allstate	Abbott Laboratories
Body Shop	Barclays Global Investors	Boeing
Best Buy Companies, Inc.	Citicorp	Eastman Kodak
Cabela’s	Conseco	General Motors
Footlocker	Deutsche Bank	Newell Rubbermaid
J. Crew	Dreyfus Services Corporation	Nike
Neiman Marcus	Fidelity	Procter & Gamble
Office Max	Ford Motor Credit
Restoration Hardware	John Hancock Funds
Target Corporation	HSBC
The Finish Line	MFS Investment Management
Walgreens	Merrill Lynch
Pioneer Investments

Communications and Technology	Travel Media and Entertainment	International

Adobe	American Airlines	Airbus
BellSouth	BMG Direct	BBC Worldwide, Ltd.
Cingular	Elsevier	Direkt Anlage Bank
EMC	Hilton Hotels	Deutsche Post
Palm One	Hotels.com	France Telecom
Hewlett Packard	Hyatt	Heidelberger Druckmaschinen
Hitachi	Intercontinental Hotels Group	Hoffman la Roche
Intuit	Knight-Ridder	IBM
Microsoft	Media News Group	Kingfisher
T-Mobile	Meredith Corporation	Lavazza
Verisign	Nintendo	Louis Vuitton
	Reader’s Digest	Orange PLC
	Nokia	Pirelli
	The MTVi Group	Philips
	Time, Inc.	Premier Farnell
	Warner Music	Royal Mail
Telefonica
Vodafone

Research and Development
      Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the services and sales organizations.
      Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products, which extend and enhance competitive product features. In 2005, we focused primarily on developing new and innovative applications, as well as integrating our products with external enterprise data sources. In September 2005, we released our Wisdom application suite, combining the ATG and Primus products. The Wisdom suite combines integrated solutions on a common platform to offer customer service/support, commerce and marketing. In line with these efforts, we have developed several new applications and aligned our research and development resources accordingly.
Sales and Marketing
      We market and sell our products primarily through our direct sales force and through channel partners, including systems integrators and other technology partners. Our direct sales force is compensated based on product and services sales made to our clients, directly or through business partners. As of December 31, 2005, our sales organization included 68 direct sales representatives, inside sales representatives, managers, and sales support personnel.
      To increase the effectiveness of our sales group, we build awareness of our products through marketing programs. These programs include industry and partner events, market research, public relations activities, seminars, advertisements, direct mailings and the development of our website. Our marketing organization supports the sales process and helps identify key strategic alliances and other opportunities. They prepare product research, product planning, manage press coverage and other public relations. As of December 31, 2005, our marketing organization included 13 individuals.
      As of December 31, 2005, in addition to offices throughout the United States, we had sales offices located in the United Kingdom, Northern Ireland and France.
Strategic Alliances
      We have established strategic alliances with system integrators, technology partners and resellers to augment our direct sales activities.
      Consulting and System Integration Partners: We work closely with leading systems integrators, consulting firms and outsourcing firms. Our systems integrator partners are involved in most of our implementations. We believe that the support of these systems integrators for our products is increasingly important in influencing new customers’ decisions to license our products. Our systems integration partners include Accenture, HCL Technologies and IBM Business Consulting Services.
      Technology Partners: We maintain technology partnerships with Sun Microsystems, IBM, and JBoss.
      Resellers: We have reseller relationships with Allstream, EDS, Immix Technology, Group Inc., Professional Access, and McFadyen in North America; Al-Faris Information Technologies, AMG.net, Channels Overseas, DeltaDator, E-Tree, iO Tech, and Portal Technologies Systems in Europe, Middle East and Africa; and D2C2 Taiwan Limited, Hewlett-Packard Japan, Rikei and Professional Access in Asia.
      We provide our systems integrators, technology partners and resellers with sales and technical training in order to encourage them to create demand for our products and to extend our presence globally and regionally. Our sales training includes an introduction to our company and an overview of our products’ functionality, competitive advantages, packaging and pricing. We also provide this training to business development personnel, project managers, alliance managers and sales representatives employed by our channel partners.

      We provide technical training to developers, architects and project managers at our learning centers or on-site at channel partners’ premises. This training typically extends for a minimum of two-weeks. In addition, we encourage our channel partners to enroll in our accreditation and certification programs:

•	Our ATG Certified Professional Program consists of two exams. The first tests the developers’ expertise on our Adaptive Scenario Engine. The second exam assesses a developer’s proficiency with ATG Commerce, including consumer and business-to-business tools and concepts. Certification can provide a developer with a competitive advantage, since it offers evidence of the developer’s capabilities using our software.

•	Our ATG Accredited Partner Program is intended to identify our most qualified partners. To become an accredited partner, a channel partner must complete sales training, obtain certifications and complete at least two successful implementations of our software. This program helps our clients identify channel partners that are highly qualified to perform successful implementations of our software. As of December 31, 2005, we had approximately 34 accredited partners.
Competition
      The market for online sales, marketing and customer-service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We currently have the following primary sources of competition:

•	e-commerce application vendors, such as IBM, Microsoft and Ecometry Corporation;

•	e-commerce business process outsourcers, including Amazon, Digital River and GSI Commerce;

•	hosting managed service providers, such as IBM, Accenture and EDS.

•	hosting OnDemand service providers, such as RightNow Technologies, Digital River, Amazon and GSI Commerce

•	marketing and customer-service application vendors, including natural language, self-service and traditional customer relationship management application vendors, such as RightNow Technologies, Unica, Chordiant, E.piphany, Kana, eGain and Inquira, some of which may have a vertical industry focus, which may assist them in competing for customers in those industries; and

•	in-house development efforts by potential clients or partners.
      We compete against these alternative products and services by providing a solution that enables our clients to provide their customers with an integrated customer experience for online sales, marketing and customer-service. We believe our solutions provide our clients with a rapid return on investment, attractive long-term total cost of ownership, a way to present a single view of themselves to their customers, the ability to improve the productivity and effectiveness of customer interactions, and the flexibility to adapt to rapidly changing and often unpredictable market needs.
      We seek to provide our clients with a rapid return on investment through out-of-the-box functionality for online sales (e-commerce), marketing and service built on a flexible, component architecture that is practical and cost-effective to customize. These capabilities can enable our clients to get to market quickly in a manner that exploits their competitive advantages, which helps drive their return on investment.
Proprietary Rights and Licensing
      Our success and ability to compete depends on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret, copyright law and contractual restrictions to protect our proprietary technology. We currently have 5 issued United States and 6 issued European patents covering our technology, and we have 12 additional patent applications pending, one of which has been allowed, but not issued. In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license, “click through” or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than legal protections to establish and maintain a technology leadership position.
Employees
      As of December 31, 2005, we had a total of 309 employees. Of our employees, 91 were in research and development, 81 in sales and marketing, 97 in services and 40 in general and administrative. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. In addition, under outsourcing arrangements we employ the services of approximately 51 persons at centers in India and Belarus who perform product development and sustaining engineering activities. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.
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

Item 1A.	Risk Factors
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

•	fluctuating economic conditions, particularly as they affect our customers’ willingness to implement new e-commerce solutions;

•	the timing of sales and revenue recognition of our products and services;

•	the timing of customer orders and product implementations;

•	delays in introducing new products and services;

•	the size of price discounting and/or concessions;

•	changes in the mix of revenues derived from products and services;

•	timing of hiring and utilization of services personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales;

•	variation in our actual costs from our cost estimates related to long term hosting contracts;

•	increased expenses, whether related to sales and marketing, product development or administration; and

•	costs related to possible acquisitions of technologies or businesses.
      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The results of one quarter or a series of quarters should not be relied upon as an indication of our future performance.

If the market for our Hosting solutions does not develop or develops more slowly than we expect, our business could be negatively affected.
      Our hosting solution business is at an early stage of development and it is uncertain whether we will achieve and sustain demand for our hosted offerings. Our success in this effort will depend in part on the price, performance and availability of competing products and services and the willingness of companies to increase their use of hosting applications. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and such companies may be reluctant or unwilling to migrate to a hosting model. While we will continue to market and sell traditional licenses for our software solutions, we believe that the widespread market acceptance of our hosting software solutions is important to the success of our business because of the growth opportunities.

Interruptions, delays or failures in our hosting services due to systems error or other causes, could adversely affect our business and subject us to liability.
      Our hosting solution business is at an early stage of development and any equipment failures, mechanical errors, spikes in usage volume and/or failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any such interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability cause us to issue credits or to pay penalties or cause our clients to decide not to renew their hosting agreements any of which could adversely affect our business, financial condition and results of operations.

Our product license revenue may not continue to grow at the rate it did in 2005 if our implementation of subscription-based OnDemand hosting services shifts more product license revenue than anticipated to the subscription service model.
      Under our OnDemand hosting service option for customers, the customer uses ATG hosting services and pays a subscription-based fee for the use of the product license. Under SOP 97-2 the revenues related to the license portion of the service are recognized ratability over the hosting period. If a greater than expected number of our customers were to select OnDemand, our product license revenues would decrease in the near term as the license fee is deferred and recognized ratably over the hosting period. This could result in our revenue and cash flow in 2006 or subsequent periods being less than we had forecast, which could negatively affect our share price.

We could incur substantial costs defending against a claim of infringement or protecting our intellectual property from infringement.
      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. For example, both ATG and our Primus subsidiary have been involved in litigation alleging that we have infringed United States patents owned by third parties. We may be required to incur substantial costs in defending infringement litigation in the future, which could have a material adverse effect on our operating results and financial condition.
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

      Finally, our professional services may involve the development of custom software applications for specific customers. In some cases, customers retain ownership or impose restrictions on our ability to use the technologies developed from these projects. Issues relating to the ownership of software can be complicated, and disputes could arise that affect our ability to resell or reuse applications we develop for customers.

We may not be able to sustain or increase our revenue or attain profitability on a quarterly or annual basis which could lead to a material decrease in the price of our common stock.
      We incurred losses in the second quarter of 2005, the first, second and fourth quarters of 2004, and in the first and third quarters of 2003. As of December 31, 2005, we had an accumulated deficit of $199.5 million. Although our revenues increased 31% to $90.6 million for the year ended December 31, 2005 compared with $69.2 million for the year ended December 31, 2004, this was primarily attributable to our acquisition of Primus. Our revenues decreased 5% to $69.2 million for the year ended December 31, 2004 compared with $72.5 million for the year ended December 31, 2003. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results and we cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, we may experience other adverse effects on our revenue, net income and cash flows, which could result in a decline in the price of our common stock.

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
      Our long sales cycle, which can often take several months or more, makes it difficult to predict the quarter in which sales may occur. We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products and services. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past.
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
      Like most software companies, a significant proportion of our sales are concentrated near the end of each fiscal quarter. Failure to close or be able to recognize revenues on even a relatively small number of license deals at quarter end can have a significant impact on our reported operating results for that quarter. This concentration of sales at quarter end can also lead to customer pressure to provide higher price discounts than anticipated. In addition, there can be no assurance that deals that are not closed at the end of a fiscal quarter, will be entered into during any subsequent quarter.

We face intense competition in the market for Internet online marketing, sales and service applications, and we expect competition to intensify in the future. This competition could cause our revenues to fall short of expectations, which could adversely affect our future operating results and our ability to grow our business.
      The market for online marketing, sales and services applications is intensely competitive, and we expect competition to intensify in the future. This level of competition could reduce our revenues and result in increased losses or reduced profits. Our primary competition currently comes from in-house development efforts by potential customers or partners, as well as from other vendors of Web-based application software. We currently compete with e-commerce and marketing vendors such as IBM, RightNow Technologies, Amazon.com, Unica and GSI Commerce.
      The market for our service products is also rapidly evolving, and intensely competitive. Our suite of service products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and Web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts. The high level of competition in this market has resulted in pricing pressures, which if such conditions continue or increase, could harm our results of operations. Some of the companies providing advanced natural language self service and traditional service resolution management solutions that may compete with us include eGain, Inquira, Kana, and Knova.
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
      As of December 31, 2005, we had offices in the United Kingdom, France and Northern Ireland. We derived 24% of our total revenues in the year ended December 31, 2005 from customers outside the United States. Our operations outside North America are subject to additional risks, including:

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
      In the fourth quarter of 2005, we amended our $20.0 million line of credit to extend its expiration date from December 24, 2005 to February 7, 2006. The credit facility required net profitability of at least $1.00 for the fourth quarter of 2005. In February 2006 we renewed and amended the line of credit, and extended its expiration date until January 31, 2008. This line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. While there were no outstanding borrowings under the facility at December 31, 2005, our bank had issued letters of credit totaling $6.1 million, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations pursuant to leases expiring through January 2009.
      The liquidity covenant in the line of credit mandates that we maintain cash, cash equivalents and marketable securities of $20 million at the end of each month. The profitability covenant, as amended, requires net profitability of at least $1.00 for the first quarter of 2006 and a net profitability of at least $500,000 for the second quarter of 2006 and for each quarter thereafter. In the event that we do not comply with the financial covenants within the line of credit or default on any of its provisions, the bank’s significant remedies include declaring all obligations immediately due and payable and ceasing to advance money or extend credit for our benefit.

      Accordingly, if we do not comply with any of the financial covenants in the line of credit or if our line of credit agreement expires, the bank may require the outstanding letters of credit to be cash secured. If the bank required us to secure each outstanding letter of credit on a dollar for dollar basis, our cash, cash equivalents and marketable securities balances would decrease substantially and our liquidity could be materially impaired.

If systems integrators or value added resellers reduce their support and implementation of our products, our revenues may fail to meet expectations and our operating results would suffer.
      Since our potential customers often rely on third-party systems integrators to develop, deploy and manage websites for conducting commerce on the Internet, we cultivate relationships with systems integrators to encourage them to support our products. Approximately 42% of our product license revenues in 2005 resulted directly from our relationships with system integrators and value added resellers. We do not, however, have written agreements with our systems integrators, and they are not required to implement solutions that include our products or to maintain minimum sales levels of our products. Our revenues would be reduced if we fail to train a sufficient number of systems integrators adequately or if systems integrators devote their efforts to integrating or co-selling products of other companies. Any such reduction in revenue would not be accompanied by a significant offset in our expenses. As a result, our operating results would suffer and the price of our common stock probably would fall.

Competition with our resellers could limit our sales opportunities and jeopardize these relationships.
      We sell products through resellers. In some instances, we target our direct selling efforts toward markets that are also served by some of these resellers. This competition may limit our ability to sell our products and services directly in these markets and may jeopardize, or result in the termination of, these relationships.

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
      Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. At the end of the third quarter of we released our Wisdom enabled Service Suite. This is a comprehensive set of Applications that provide a full-featured, adaptively customized environment for managing all forms of customer service interactions with individual attention. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.
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

Our software offerings under our agreements with IBM and JBoss may not achieve market acceptance, which may harm our business and operating results.
      We have entered into original equipment manufacturer, or OEM, agreements with IBM and JBoss, Inc., under which we have agreed to offer IBM’s WebSphere Internet infrastructure software and JBoss’ application server products, respectively as part of packaged software offerings. Market acceptance of these relationships is subject to a number of significant risks, many of which are outside our control. These risks include:

•	Our packaged software offerings must meet the requirements of our current and prospective clients. We are working with IBM and JBoss to further integrate our applications to optimize their performance while running on IBM WebSphere and JBoss, but we cannot assure you that our integration efforts will satisfy the needs of current and prospective customers.

•	IBM and JBoss may determine not to devote significant resources to the arrangements contemplated by our OEM agreements or may disagree with us as to how to proceed with the integration of our products, may not choose not to renew our agreements. The amount and timing of resources dedicated by IBM and JBoss under the OEM agreements are not under our direct control.

•	Our arrangements with IBM and JBoss may cause confusion among current and prospective customers as to our product focus and direction.
      If our relationships with IBM and JBoss do not achieve market acceptance, our business and operating results may be harmed.

Our announced restructurings may not result in the reduced cost structure we anticipate and may have other adverse impacts on productivity.
      During 2005, we incurred a net restructuring charge of $885,000, primarily due to a $1.8 million charge related to the relocation of our San Francisco office, offset by net reversals of $932,000 due to changes in estimates of prior restructuring charges. At the end of 2004, we initiated a plan to effect a worldwide headcount reduction and a reduction in the amount of space we occupy in our headquarters facility in Cambridge, Massachusetts. The 2004 action resulted in a net restructuring charge of $3.6 million, which included costs of employee severance and lease costs associated with vacated premises. During 2003, we had corporate restructurings involving workforce reductions and closures of excess facilities. In addition, there were changes in assumptions and estimates connected to prior restructuring charges and the leases that were settled during the period. These actions and changes in estimates of previous restructuring charges resulted in a net restructuring benefit of $10.5 million during 2003. In January 2003, we publicly announced a corporate restructuring involving a workforce reduction and the closing and consolidation of office facilities in selected locations. These actions resulted in recording a restructuring charge of $19.0 million in the fourth quarter of 2002. In addition, we recorded restructuring charges of $75.6 million in 2001. The outcomes of such restructuring activities are difficult to predict. While we believe our restructuring and consolidation activities will reduce our cost structure, we may not achieve the cost reductions that we are expecting. In addition, our restructuring activities may result in lower revenues as a result of the decreased staff in our sales and marketing and professional services groups or other adverse impacts on productivity that we did not anticipate.

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
      We write our software in the Java computer programming language developed by Sun Microsystems and we incorporate Sun’s Java 2 Platform, Enterprise Edition, or J2EE, and Sun’s Java Runtime Environment,

Java Naming and Directory Interface, Java Servlet Development Kit, Java Foundation Classes, JavaMail and JavaBeans Activation Framework into our products under licenses granted to us by Sun. Our Version 7 ATG Adaptive Scenario Engine has been designed to support Sun’s J2EE standards. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to either license the equivalent technology from another source, create equivalent technology ourselves, or rewrite portions of our software to accommodate the change.
      While a number of companies have introduced Web applications based on Java, Java could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new Version 7 ATG Adaptive Scenario Engine is designed to support J2EE standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.
Risks Related To the Internet Industry

Our performance will depend on the growth of e-commerce and self-service.
      Our success will depend heavily on the continued use of the Internet for e-commerce. If the market for our products and services fails to mature, we will be unable to execute our business plan. Adoption of electronic commerce and online marketing, sales and service applications, particularly by those companies that have historically relied upon traditional means of commerce, requires a broad acceptance of different methods of conducting business. Our future revenues and profits will substantially depend on the Internet continuing to be accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability.

Regulations could be enacted that either directly restrict our business or indirectly affect our business by limiting the growth of e-commerce.
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
      The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.58 per share to $126.88 per share since our initial public offering in July 1999 and has ranged from $0.92 per share to $2.13 per share between January 1, 2005 and December 31, 2005. Fluctuations in market price and volume are particularly common among securities of Internet and software companies. The market price of our common stock may fluctuate significantly in response to the following factors among others, some of which are beyond our control:

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
      For our common stock to trade on the Nasdaq National Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. As recently as October 2005, our common stock has traded at prices near and below $1.00. If we do not continue to meet Nasdaq’s applicable minimum listing standards, Nasdaq could delist us from the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, we could seek to have our common stock listed on the Nasdaq SmallCap Market. However, delisting of our common stock from the Nasdaq National Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of ATG and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to an SEC rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

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
      We are facing increased regulatory scrutiny associated with the highly publicized financial scandals and the various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002 and related regulations. Our management will continue to review and monitor all of the accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and executive officer loan practices, and intend to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both the Company and its executive officers and directors in monitoring and ensuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures could harm the Company’s business and prospects, including its ability to recruit and retain skilled officers and directors. In addition, it may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities Exchange Commission, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. It also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

We are incurring significant costs to comply with changing laws and we may in the future need to report significant deficiencies or material weaknesses in our Annual Report, which could affect our operating results and cause our stock price to decline.
      Section 404 of the Sarbanes Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent auditors must report on management’s evaluation of those controls. Management’s evaluation and the auditor’s report thereon is included in Item 9A of this Form 10-K. We cannot assure you that there will not in the future be significant deficiencies or material weaknesses in our internal controls that would be required to be reported. A negative reaction by the equity markets to the reporting of a significant deficiency or material weakness could cause our stock price to decline.
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

Changes in the accounting treatment of stock options will adversely affect our results of operations and our ability to comply with covenants in our credit facility.
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, we are required to expense employee stock options for financial reporting purposes, effective for our 2006 fiscal year. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have used the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. We estimate the adoption of this accounting principle will affect our reported results of operations by at least $3.0 million to $4.0 million in 2006 as the stock-based compensation expense is charged directly against our reported earnings. This estimate is based on our current level of employees and related unvested stock options, expected level of employees and stock options to be granted in 2006, and participation in our employee stock purchase plan in 2006. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 1(m) of the Consolidated Financial Statements. The adoption of SFAS 123R could adversely affect our ability to comply with the profitability covenants of our credit facility with our bank. See Note 3 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      Our principal administrative, research and development, sales, consulting, training and support facilities occupy approximately 44,000 square feet in Cambridge, Massachusetts, pursuant to a lease expiring in 2006. As a result, we may find it beneficial to move our principal offices in the second half of 2006. We anticipate any such relocation, if any at all, would be to comparable space within the same general vicinity and approximate price range. In addition, we occupy approximately 19,000 square feet in Seattle, Washington; 12,000 square feet in Chicago, Illinois 5,000 square feet in San Francisco, California and 7,000 square feet in Washington, D.C., pursuant to a lease expiring in 2006. Our European headquarters are located in Apex Plaza, Reading, United Kingdom where we lease approximately 8,000 square feet pursuant to a lease expiring in 2009.
      At December 31, 2005, we also had offices in Northern Ireland and France. Since 2001, we have reached several lease settlement agreements with landlords that significantly reduced our lease obligations. For further information concerning our lease restructuring activities and our obligations under all operating leases, see Note 10 and Note 7, respectively, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings
      We and certain of our former officers have been named as defendants in seven purported class action suits that have been consolidated into one action currently pending in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation (Master File No. 01-CV-11731-NG). This case alleges that we, and certain of our former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule SEC 10b-5 promulgated thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions in connection with the purchase or sale of securities The case was originally filed in 2001, and a consolidated amended complaint was filed in March 2002. In April, 2002, we filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation was based on the veracity of a public statement made by one of our former officers. In August 2004, we filed a renewed motion to dismiss and motion for summary judgment as to the remaining allegation, which the court granted in September 2005. The plaintiffs have moved for leave to file a second consolidated amended complaint, which, if allowed, would revive some of the claims previously dismissed by the court. The court has deferred a final order of dismissal of plaintiffs’ case to allow it time to consider plaintiffs’ motion for leave to file a second consolidated amended complaint. We have opposed that motion. Management believes that none of the claims that plaintiffs seek to assert in their second amended complaint has merit, and intends to continue to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
      Our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus, and the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York under the caption In re Primus Knowledge Solutions, Inc. Securities Litigation, Civil Action 01-Civ.-11201 (SAS) on behalf of a purported class of purchasers of Primus common stock from June 30, 1999 to December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus’ initial public offering. The consolidated and amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) (and SEC Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. This action is one of more than 300 similar actions coordinated for pretrial purposes under the caption In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of Primus’s Board of Directors at the time of the actions challenged in the litigation), Primus decided to accept a settlement proposal presented to all issuer defendants. In the settlement, plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. We will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final Court approval after proposed settlement class members have an opportunity to object or opt out. If the settlement does not occur, and litigation against Primus continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
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

	High	Low

Year ending December 31, 2004
First quarter	$2.25	$1.35
Second quarter	1.69	1.09
Third quarter	1.23	0.70
Fourth quarter	1.61	0.84
Year ending December 31, 2005
First quarter	$1.40	$1.05
Second quarter	1.22	0.95
Third quarter	1.21	1.00
Fourth quarter	2.13	0.92
      On March 7, 2006 the last reported sale price on the Nasdaq National Market for our common stock was $2.80 per share. On March 7, 2006, there were approximately 623 holders of record of our common stock. This number does not include stockholders for whom our shares were held in a “nominee” or “street” name.
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

Item 6.	Selected Consolidated Financial Data
Consolidated Statements of Operations Data:

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Revenues:
Product license	$76,631	$48,796	$27,159	$23,345	$29,821
Services	63,707	52,697	45,333	45,874	60,825

Total revenues	140,338	101,493	72,492	69,219	90,646
Cost of Revenues:
Product licenses	5,981	4,278	2,118	2,206	1,816
Services	47,827	33,745	19,808	19,879	23,255

Total cost of revenues	53,808	38,023	21,926	22,085	25,071

Gross profit	86,530	63,470	50,566	47,134	65,575
Operating Expenses:
Research and development	30,518	22,046	17,928	16,209	17,843
Sales and marketing	93,437	43,122	31,174	29,602	30,034
General and administrative	24,116	11,087	9,538	7,742	11,231
Restructuring charge (benefit)	75,580	19,005	(10,476)	3,570	885

Total operating expenses	223,651	95,260	48,164	57,123	59,993
Income (loss) from operations	(137,121)	(31,790)	2,402	(9,989)	5,582
Interest and other income, net	4,967	2,300	1,521	395	219

Income (loss) before provision (benefit) for income taxes	(132,154)	(29,490)	3,923	(9,594)	5,801
Provision (benefit) for income taxes	23,851	—	(255)	(50)	32

Net income (loss)	$(156,005)	$(29,490)	$4,178	$(9,544)	$5,769

Net income (loss) per share:
Basic	$(2.27)	$(0.42)	$0.06	$(0.12)	$0.05

Diluted	$(2.27)	$(0.42)	$0.06	$(0.12)	$0.05

Weighted average common shares outstanding:
Basic	68,603	69,921	71,798	79,252	109,446

Diluted	68,603	69,921	73,768	79,252	111,345

Consolidated Balance Sheet Data:

	December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Cash, cash equivalents and short term marketable securities	$63,550	$68,558	$41,584	$26,507	$33,569
Restricted cash	16,757	—	—	—	—
Long-term marketable securities	—	—	—	4,001	—
Total assets	137,488	104,835	67,360	97,803	92,765
Long-term obligations, less current maturities	—	—	—	112	63
Total stockholders’ equity	$42,909	$16,023	$20,937	$42,185	$50,160

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes contained in Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this report.
      We derive our revenues from the sale of software licenses and related services that help consumer-facing organizations create an interactive experience for their customers and partners via the Internet and other channels. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training, support and maintenance, and application hosting. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in limited cases, on a fixed-price schedule defined in our contracts. Support and maintenance arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. Revenue from application hosting services is recognized monthly as the services are provided. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
      As of December 31, 2005 we had offices in the United States, United Kingdom, France and Northern Ireland with sales personnel in the United States, United Kingdom and France. Revenues from customers outside the United States accounted for 24% of our total revenues in 2005, 33% in 2004 and 35% in 2003.
Critical Accounting Policies and Estimates
      This management’s discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
      The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, research and development costs, restructuring expenses, the impairment of long-lived assets and income taxes. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, we use the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor specific objective evidence with the remaining value assigned to the delivered element, the software license. Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Consequently, license fee revenue is generally recognized when the product is shipped. Revenues from software maintenance or hosting agreements are recognized ratably over the term of the maintenance or hosting period, which for application hosting and support and maintenance is typically one year. Customers who have purchased our product licenses and have also entered into a hosting agreement typically have a contractual right to cancel the hosting agreement with a minimum notice period. We account for these transactions in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and generally recognize the product license fee upon delivery of the software license because we have established the fair value of a vendor specific objective evidence of hosting services, the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalties and it is feasible for the customer to run the software on its own hardware or contract with another party to host the software. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of our list price. Revenues are recognized under reseller agreements based upon actual sales to the resellers. We do not grant our resellers the right of return or price protection.
      Revenues from professional service arrangements are recognized as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily consists of advance payments related to support and maintenance, hosting and service agreements.

      We principally charge for professional services revenues on a time-and-material basis. From time to time we enter into fixed-price service arrangements. In those circumstances in which services are essential to the functionality of the software, we apply the percentage-of-completion method, and in those situations when only professional services are provided, we apply the proportional performance method. Both of these methods require that we track the effort expended and the effort expected to complete a project. The most significant assumption by management in accounting for this type of arrangement is the estimated time to complete the project. Significant deviations in actual results from management’s estimates with respect to one or more projects could significantly affect the timing of revenue recognition and could result in significant losses on these projects. To date, our actual results in completing projects have not deviated significantly from management’s estimates of the time to complete those projects.

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

Restructuring Expenses
      During 2005, 2004, 2003, 2002 and 2001, we recorded net restructuring charges (benefits) of $0.9 million, $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100 (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At December 31, 2005, there were various accruals recorded for termination benefits and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment. Such changes in estimates have had a material impact on our operating results in the past and could have a material impact on our operating results in the future.
      To estimate the costs related to our restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to costs attributable to excess leased facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The most significant of these estimates related to the timing and extent of future sublease income that would reduce our lease obligations.
      Included in our accrued restructuring balance at December 31, 2005 was estimated sublease income of $523,000. We based our estimate of sublease income on the status of current negotiations with a potential subtenant and current market conditions and rental rates for this location. Actual results may vary significantly from this estimate, depending in part on our ability to obtain approval of the sublease from the landlord. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record adjustments to our restructuring obligations in our financial statements for such quarter based on management’s current best estimates.

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
      As a result of our restructuring activities in 2005, 2004, and 2003, we evaluated the realizability of our long-lived assets including fixed assets and leasehold improvements related to our restructured facility leases. In 2005, 2004, and 2003 we deemed leasehold improvements of approximately $118,000, $200,000 and $310,000, respectively, to be impaired due to the fact we had vacated the related office locations, and that the estimated sublease income at the location was not sufficient to recover the assets carrying value. In 2003, we determined that approximately $78,000 of computer equipment and furniture and fixtures were impaired as a result of our decision to abandon the assets because of the termination of employees and related closures of offices. Also in 2003, we determined that $169,000 of purchased software was impaired due to our revised product development strategy.

Goodwill
      Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated discounted future cash flows. Because the Company has one reporting segment under SFAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if impairment exists. No impairment of goodwill resulted from the Company’s evaluation of goodwill in any of the fiscal years presented.

Accounting for Income Taxes
      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets quarterly and adjust the amount of such allowance, if necessary. At December 31, 2005 and 2004, we have provided a full valuation allowance against our net deferred tax assets due to the uncertainty of their realizability. The valuation allowance increased $5.7 million to $119.4 million in 2005 from $113.7 million in 2004. The primary reason for the increase in the valuation allowance is due to an increase of $7.8 million related to tax credits and other temporary differences not previously included in gross deferred tax assets and a decrease of $2.1 million utilized to offset current year book income. If substantial changes in our ownership have occurred or should occur, or if we determine that there were ownership changes at Primus prior to our acquisition thereof, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of net operating loss carryforwards that can be realized in future periods.
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
Results of Operations
      The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Year Ended
	December 31,

	2005	2004	2003

Revenues:
Product license	33%	34%	37%
Services	67	66	63

Total revenues	100	100	100
Cost of revenues:
Product license	2	3	3
Services	26	29	27

Total cost of revenues	28	32	30

Gross margin	72	68	70

Operating expenses:
Research and development	20	23	25
Sales and marketing	33	43	43
General and administrative	12	11	13
Restructuring (benefit) charges	1	5	(14)

Total operating expenses	66	83	66

Income (loss) from operations	6	(14)	3
Interest and other income, net	—	—	2

Income (loss) before (benefit) provision for income taxes	6	(14)	5
(Benefit) provision for income taxes	—	—	—

Net income (loss)	6%	(14)%	6%

      The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues:

	Year Ended
	December 31,

	2005	2004	2003

Cost of product license revenues	6%	9%	8%
Gross margin on product license revenues	94	91	92
Cost of services revenues	38	43	44
Gross margin on services revenues	62	57	56

Years ended December 31, 2005, 2004 and 2003

Revenues
      Total revenues increased 31% to $90.6 million in 2005 from $69.2 million in 2004. The increase was primarily attributable to our acquisition of Primus in November 2004 and the shift in our focus to marketing and selling application products rather than infrastructure products. Since 2004 our focus has been on e-commerce and service applications, and through our Primus acquisition, solutions that enable our customers to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and Internet) self-service and electronic communication channels. The increase in revenues compared to 2004 was also partly attributable to our new application hosting services, which generated revenues of approximately $5.3 million in 2005 compared to $0.7 million in 2004. We expect revenue growth in 2006 resulting in revenues in the range of $97 million to $105 million.
      In 2004 total revenues decreased 5% to $69.2 million from $72.5 million in 2003. The decrease was primarily attributable to longer sales cycles, delayed purchasing decisions and reduced Information Technology related spending by our customers. Additionally, the transition in our marketing and sales focus from infrastructure products to application products, particularly in the e-commerce and self-service area, contributed to the decrease in revenues, as sales of our new application products were not initially sufficient to offset the reduction in sales of our older infrastructure products. Revenues generated from international customers decreased to $21.6 million or 23.9% of total revenues in 2005, from $22.8 million, or 33% of total revenues, in 2004 and from $25.3 million, or 35% of total revenues, in 2003. During the fourth quarter of 2005, one customer accounted for 16% of total revenues. No customer accounted for more than 10% of total revenues in 2005, 2004 or 2003.

Product License Revenues
      Product license revenues increased 28% to $29.8 million in 2005 from $23.3 million in 2004. The increase was primarily attributable to our acquisition of Primus in November 2004 and the shift in our focus of our marketing and selling efforts to applications products from infrastructure products.
      Product license revenues generated from international customers decreased to $7.4 million in 2005 from $9.4 million in 2004. The decrease in international revenues was due primarily due to timing of certain deals.
      Product license revenues decreased 14% to $23.3 million in 2004 from $27.2 million in 2003. The decrease was primarily attributable to longer sales cycles, delayed purchasing decisions and reduced Information Technology related spending by our customers, which affected both our infrastructure products business and our application products business and resulted in reduced sales volume in terms of both the number and size of transactions with customers. Additionally, the transition in our marketing and sales focus from infrastructure products to application products, particularly in the e-commerce and self-service area, contributed to the decrease in revenues. These decreases in revenues from our historical businesses were partially offset by two months of Primus revenues. The decline in product license revenues in 2004 as compared to 2003 is attributable to reduced sales volume of both the number and size of transactions with customers.

      Product license revenues as a percentage of total revenues for 2005, 2004 and 2003 were 33%, 34% and 37%, respectively. We expect this percentage to be in the range of 32% to 36% in 2006.
      Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable payment terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach clients directly. During 2005, we had approximately 15 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period depending on the revenues from large deals, if any, closed through this channel during any period. No reseller accounted for more than 10% of our revenues for the years ended 2005, 2004 or 2003.
      The table below sets forth product revenues recognized from reseller arrangements for the years ended 2005, 2004 and 2003:

	2005	2004	2003

Reseller revenues	$574	$5,223	$6,537
Percent of product license revenues	2%	22%	24%

Services Revenues
      Services revenues increased 33% to $60.8 million in 2005 from $45.9 million in 2004. The increase was attributable to new service revenues from the acquisition of Primus, including application hosting services of $5.3 million in 2005 compared to $0.7 million in 2004.
      Support and maintenance revenues were 64% of total services revenues in 2005 and 2004. Support and maintenance revenues, in absolute dollars, were higher during 2005 due to the addition of Primus’ active support and maintenance customer base, offset by a portion of existing ATG customers terminating their support coverage.
      We expect support and maintenance revenues to increase in 2006 because of increases in new maintenance revenues associated with expected 2006 product revenues, slightly offset by a portion of existing customers terminating their support coverage.
      Services revenues increased 1% to $45.9 million in 2004 from $45.3 million in 2003. The increase was attributable to increased professional services revenues and new services revenues from the acquisition of Primus, offset by decreased support and maintenance revenues.
      Support and maintenance revenues were 64% of total services revenues in 2004 as compared to 69% in 2003. Support and maintenance revenues, in absolute dollars, were lower in 2004 due to a combination of declining product revenues in prior periods and some customers electing to decrease or terminate their support coverage.
      Services revenues as a percentage of total revenues for 2005, 2004 and 2003 were 67%, 66%, and 63%, respectively. We expect services revenues to be higher in 2006 and to decrease slightly as a percentage of total revenues.

Cost of Product License Revenues
      Cost of product license revenues includes salary and related benefits of engineering staff and outsourced developers dedicated to the maintenance of products that are in general release, costs of fulfillment, external shipping cost, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired developed technology.
      Cost of product license revenues decreased 18% to $1.8 million in 2005 from $2.2 million in 2004. This decrease was primarily related to a reduction in salary and related costs along with decreased royalties paid on third party software embedded in our products, together totaling approximately $780,000. This was partially offset by an increase in amortization expense of $376,000 related to developed technology, an intangible asset recorded as part of the Primus acquisition in November 2004.
      Cost of product license revenues increased 4% to $2.2 million in 2004 from $2.1 million in 2003. This increase was primarily related to amortization expense of $441,000 related to developed technology, an intangible asset recorded as part of the Primus acquisition in November 2004, partially offset by decreased salaries and related costs and decreased royalties paid on third party software embedded into our products. Also, a $169,000 charge recorded in 2003, as a result of our determination that certain purchased software was impaired due to a change in our product development strategy, did not recur in 2004.

Gross Margin on Product License Revenues
      For 2005, 2004 and 2003, gross margin on product license revenues was 94%, or $28.0 million, 91%, or $21.1 million, and 92%, or $25.0 million, respectively. The increase in gross margin percentage in 2005 compared to 2004 is due to higher product revenues in 2005 and lower salaries and royalties of $780,000 offset by an increase in amortization expense of $376,000 related to developed technology from the Primus acquisition. The decrease in gross margin percentage in 2004 compared to 2003 is due to amortization expense of $441,000 related to developed technology from the Primus acquisition.

Cost of Services Revenues
      Cost of services revenues includes salary and other related costs for our professional services, technical support staff and hosting services as well as third-party contractor expenses. Cost of services revenues will vary significantly from year to year depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors and the level of third-party contractor fees.
      Cost of services revenues increased 17% to $23.3 million in 2005 from $19.9 million in 2004. The increase was primarily attributable to an increase in service revenues of 33% for the year and a full year of hosting activities; resulting in an increase in salaries and benefits and increased use of third party contractors. Our use of outside contractors increased by $1.2 million compared to 2004.
      Cost of services revenues increased slightly to $19.9 million in 2004 from $19.8 million in 2003. The increase was primarily attributable to an increase in salaries and outside professional services costs, offset by reduced rent expense, operating costs and infrastructure expenses as a result of our restructuring efforts. Our use of outside contractors increased by $800,000 compared to 2003.

Gross Margin on Services Revenues
      For 2005, 2004 and 2003, gross margin on services revenues was 62%, or $37.6 million, 57%, or $26.0 million, and 56%, or $25.5 million, respectively. The increase in gross margin in 2005 compared with 2004 was attributed primarily to continued use of third party contractors to control costs. Gross margin remained relatively flat in 2004 compared with 2003. We expect gross margin on services revenues in 2006 to be in the 60% to 64% range.

Research and Development Expenses
      Research and development expenses consist primarily of salary and related costs to support product development, as well as costs related to outsourcing services. To date, all software development costs have been expensed as research and development in the period incurred.
      Research and development expenses increased 10% to $17.8 million in 2005 from $16.2 million in 2004. The increase was primarily attributable to an increase in our use of third party offshore contractors and to higher third party and consultant fees, which increased by $1.6 million during year ended December 31, 2005.

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
      For 2005, 2004 and 2003, research and development expenses as a percentage of total revenues were 20%, 23% and 25%, respectively. We anticipate that research and development expenses will increase in 2006, but will remain consistent, as compared with 2005, as a percentage of total revenues.

Sales and Marketing Expenses
      Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations, amortization of intangible assets and marketing materials and events.
      Sales and marketing expenses increased 1% to $30.0 million in 2005 from $29.6 million in 2004. The increase is primarily attributable to an increase of $808,000 during 2005 in the amortization expense related to an intangible asset for customer relationships from the Primus acquisition in November 2004. This increase was offset by cost saving initiatives that resulted in a reduction in the workforce of our sales and marketing groups, reduced recruitment fees and training costs, and a reduction in our spending on marketing programs along with a decrease in operating expenses resulting from our restructuring efforts.
      Sales and marketing expenses decreased 5% to $29.6 million in 2004 from $31.2 million in 2003. The decrease is primarily attributable to a reduction of our sales and marketing group, a reduction in our spending on marketing programs and a reduction in commissions from decreased product revenues. Compensation, commissions and benefits costs decreased by approximately $632,000 and marketing and promotional expenses decreased by approximately $1.2 million, with the remainder of the net decrease caused by a decrease in operating expenses resulting from our restructuring efforts. These decreases were offset in part by $559,000 of amortization of an intangible asset related to customer relationships from the Primus acquisition.
      For 2005, 2004 and 2003, sales and marketing expenses as a percentage of total revenues were 33%, 43% and 43%, respectively. We expect that sales and marketing expenses will remain consistent, as compared with 2005, as a percentage of total revenues. However sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses
      General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
      General and administrative expenses increased 45% to $11.2 million in 2005 from $7.7 million in 2004. Approximately 55% of the increase was related to an increase in outside services and professional fees of approximately $1.9 million, with most of the remainder related to increases in insurance expenses of $320,000, recruiting fees of $128,000 and amortization of an intangible asset related to non-compete agreements from the Primus purchase of $111,000. Contributing to the increase in outside services of approximately $1.9 million for the year ended December 31, 2005 were costs associated with Sarbanes-Oxley compliance and the integration of the Primus acquisition.
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

      For 2005, 2004 and 2003, general and administrative expenses as a percentage of total revenues were 12%, 11% and 13%, respectively. We anticipate that general and administrative expenses will decrease slightly, as compared with 2005, as a percentage of total revenues.

Restructuring Charges (Benefit)
      During each of the last five years we have taken restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When changes or circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. For detailed information about our restructuring activities and related costs and accruals, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
      During 2005, we recorded a net restructuring charge of $885,000, consisting of $1.8 million of costs associated with the relocation of our San Francisco office and reduction of space we occupy in San Francisco and other facilities-related charges, which were partially offset by a net benefit of $932,000, resulting from the net favorable effect of changes of estimates relating to costs accrued in connection with our prior restructuring activities. The principal components of this $932,000 net benefit were a $792,000 reduction in estimated subleasing costs related to our 2001 restructuring actions, as a result of our re-evaluation of the financial condition of our subtenants and their ability to meet their financial obligations to us, and a $257,000 reduction in estimated facilities-related costs attributable to our 2004 restructuring actions, as a result of our execution of a sublease agreement for the vacated space. These favorable changes more than offset net unfavorable changes in estimates in the aggregate net amount of approximately $117,000 relating to our restructuring actions in various prior periods.
      In 2004, we recorded a net restructuring charge of $3.6 million, consisting of $1.5 million of facilities-related costs and $2.5 million of employee severance and benefits costs related to our 2004 restructuring actions, partially offset by $379,000 of net benefits resulting from changes in estimates relating primarily to our 2001, 2002 and 2003 facility related restructuring actions. The $1.5 million of facilities-related costs were primarily comprised of $800,000 for an operating lease related to idle office space net of assumptions for vacancy period and sublease income based on the then current real estate market data, $200,000 of leasehold improvements written down to their fair value and $500,000 of prepaid rent related to the abandoned space, which was recorded as part of prior lease settlements. The $2.5 million for severance and benefit costs related to cost reduction actions taken to terminate 56 employees or 14% of our worldwide employee base.
      In 2003, we recorded a net restructuring benefit of $10.5 million, consisting of charges of $1.5 million for facilities-related costs and $1.2 million for employee severance benefits costs related to restructuring actions in the second and third quarters of 2003, which were more than offset by $13.6 million of net benefits resulting from changes in estimates relating to prior restructuring actions, primarily consisting of a $11.5 million benefit attributable to the settlement during 2003 of our obligations relating to five leased premises vacated in connection with our 2001 restructuring actions and a $7.2 million benefit related to a lease vacated in connection with our 2002 restructuring. These benefits were offset by additional charges primarily for other leases of $2.8 million related to our 2001 action and $1.9 million related to our 2002 action. Other changes in estimates were recorded in 2003.
      As of December 31, 2005, we had an accrued restructuring liability of $5.1 million primarily for facility related costs. The long-term portion of the accrued restructuring liability was $2.1 million.
      At December 31, 2005, we had lease arrangements related to seven abandoned facilities from our restructuring actions. One of these leases is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. The lease agreements with respect to the other six facilities are ongoing. Of these locations, the restructuring accrual for the Reading, UK location is net of assumed sub-lease income, as no sub-lease agreement had been executed by December 31, 2005. The restructuring accrual for all other locations is net of the contractual amounts due under an executed sub-lease agreement or there is no assumed sub-lease income included in the accrual. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations	2006	2007	2008	2009	Total

Cambridge, MA*	$1,035				$1,035
Cambridge, MA	91				91
Cambridge, MA	399				399
Waltham, MA	1,452	1,452	1,452	364	4,720
Chicago, IL	427				427
San Francisco, CA	513	512			1,025
Reading, UK	538	538	538	134	1,748

Facility obligations, gross	4,455	2,502	1,990	498	9,445
Contracted and assumed sublet income	(1,664)	(1,401)	(1,149)	(287)	(4,501)

Net cash obligations	$2,791	$1,101	$841	$211	$4,944

Assumed sub-lease income	$64	$204	$204	$51	$523

*	represents a location for which we have executed a lease settlement agreement

Interest and Other Income, Net
      Interest and other income, net decreased 45% to $219,000 in 2005 from $395,000 in 2004. The decrease was primarily due to an increase in the foreign exchange loss of $420,000 for the year, offset by an increase in interest income of $161,000 and an increase in other income of $83,000.
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

Provision for Income Taxes
      As a result of net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards, research credit carryforwards and other net deferred tax assets. The tax provision recorded in 2005 relates to foreign taxes. During 2004 and 2003 we reversed previously accrued taxes of $158,000 and $332,000, respectively, for foreign locations due to the closure of statute of limitations, or as a result of changes in our estimates of potential amounts due in those locations.
Liquidity and Capital Resources
      Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. More recently, we have been able to fund our cash requirements in part from operations. At February 28, 2006, we had $24.9 million in cash and cash equivalents and $8.3 million in marketable securities.

      Cash provided by operating activities was $3.9 million in 2005. This consisted primarily of net income of $5.8 million, depreciation and amortization of $4.2 million, a non-cash restructuring charge of $1.2 million and a decrease in accounts receivable of $3.0 million due to improved collection efforts, offset by payments of accrued restructuring costs of $6.1 million, a decrease in deferred revenues of $4.1 million and payments of accounts payable of $1.4 million.
      Cash used in operating activities was $14.1 million in 2004. This consisted primarily of a net loss of $9.5 million, an increase in accounts receivable of $7.1 million, a decrease in accrued restructuring of $6.8 million and a decrease in accrued expenses of $3.4 million offset by depreciation and amortization of $3.0 million, non-cash restructuring charges of $0.7 million, an increase in deferred revenue of $7.0 million, a decrease in prepaid expenses and other current assets and deferred rent of $1.6 million and an increase in accounts payable of $0.5 million.
      Our investing activities for 2005 used cash of $2.9 million and consisted primarily of the payment of acquisition related costs of $1.0 million, capital expenditures of $1.9 million for computer hardware, offset by a decrease in other assets of $0.3 million and net purchases of marketable securities of $0.3 million. Our investing activities for 2004 consisted primarily of capital expenditures of $0.8 million and net proceeds from maturities of marketable securities of $0.4 million, along with net cash acquired in the Primus acquisition of $2.7 million. Our lease in Cambridge expires in 2006 and we may find it beneficial to move our headquarters, creating a requirement for additional leasehold improvements. Therefore, we expect that capital expenditures, including the additional leasehold improvements, will total approximately $6.0 million in 2006.
      Net cash provided by financing activities was $1.5 million in 2005, representing proceeds from our employee stock purchase plan and the exercise of stock options aggregating $2.0 million, offset by principal payments on notes payable and capital leases aggregating $0.5 million. Net cash provided by financing activities was $1.0 million in 2004, consisting of proceeds from stock option exercises and our employee stock purchase plan of $1.5 million, offset by principal payments on notes payable of $0.5 million.

Accounts Receivable and Days Sales Outstanding
      Our accounts receivable balance and days sales outstanding, or DSO, as of December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

	(In thousands (except DSO data))
DSO	86	129	77
Revenue	$90,646	$69,219	$72,492
Accounts receivable	$21,459	$24,430	$15,364
      The significant improvement in DSO as of December 31, 2005 compared to 2004 is due to the impact of acquiring Primus’ accounts receivable balance late in 2004 with only two months of Primus’ revenues in 2004 to offset the accounts receivable and product license deals that closed before year end but were not recognized into revenue during 2004.

Credit facility
      We have a $20 million revolving line of credit with Silicon Valley Bank (the Bank) which provides for borrowings of up to $20 million. The line of credit bears interest at the Bank’s prime rate (7.25% at December 31, 2005). The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. The credit facility required net profitability of at least $1.00 for the fourth quarter of 2005.
      In February 2006, we entered into the Ninth Loan Modification Agreement (the Ninth Amendment), which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Ninth Amendment, the profitability covenant was revised to require net income of at least $1.00 for the quarter ending March 31, 2006 and net income of at least $500,000 for the quarter ended June 30, 2006 and for each quarter thereafter through the duration of the credit facility. Our ability to meet these profitability covenants may be affected by our adoption of SFAS 123R, effective January 1, 2006. We estimate that stock based compensation expense related to share-based payments to employees will have an impact of at least $3.0 million to $4.0 million on fiscal 2006 results related to the unvested portion of options granted prior to January 1, 2006, options granted after December 31, 2005 and Employee Stock Purchase Plan transactions after December 31, 2005. This estimate is based on our current level of employees and related unvested stock options, expected level of employees and stock options to be granted in 2006, and participation in our employee stock purchase plan. We are also required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20.0 million at the end of each month through the duration of the credit facility
      To avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, we will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2005, we were in compliance with all related financial covenants. In the event that we do not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize our outstanding Letters of Credit (LCs); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank. The revolving line of credit, as amended, expires on January 31, 2008.
      While there were no outstanding borrowings under the facility at December 31, 2005, the bank had issued LCs totaling $6.1 million on our behalf, which are supported by this facility. The LCs have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through January 2009. The line of credit bears interest at the Bank’s prime rate (7.25% at December 31, 2005). As of December 31, 2005, approximately $13.9 million was available under the facility.

Contractual Obligations
      At December 31, 2005 our contractual cash obligations were as follows:

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Lease Commitments	$12,073	$5,869	$5,500	$704	$—
Notes Payable	215	215	—	—	—

Total	$12,288	$6,084	$5,500	$704	$—

      Of the $12.1 million in future minimum lease payments, $8.8 million is included in the Company’s accrued restructuring charges. The $8.8 million was reduced to $4.9 million restructuring charge after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties.
      We believe that there will not be any material real estate lease settlements beyond those completed to date. As such, we believe that our balance of $33.6 million in cash and cash equivalents and marketable securities at December 31, 2005, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
      SFAS 123(R) permits companies to adopt its requirements using one of two methods. A “modified prospective” method recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS 123(R) is required to be adopted effective at the beginning of the first quarter of fiscal 2006. We will adopt SFAS 123(R) in fiscal year 2006 on January 1, 2006 using the modified prospective method. We estimate that the stock based compensation expense related to share-based payments to employees will have an impact of at least $3.0 million to $4.0 million on fiscal 2006 results related to the unvested portion of options granted prior to January 1, 2006, options granted after December 31, 2005 and Employee Stock Purchase Plan transactions after December 31, 2005. This estimate is based on our current level of employees and related unvested stock options, expected level of employees and stock options to be granted in 2006, and participation in our employee stock purchase plan in 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since December 31, 2005.
      The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at December 31, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 31, 2005, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Art Technology Group, Inc.
      We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2006

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except share
	and per-share information)
ASSETS
Current Assets:
Cash and cash equivalents	$24,060	$21,310
Marketable securities	9,509	5,197
Accounts receivable, net of allowances of $778 ($680 in 2004)	21,459	24,430
Prepaid expenses and other current assets	1,130	1,694

Total current assets	56,158	52,631
Marketable securities, long term	—	4,001
Property and equipment, net	2,995	3,120
Goodwill	27,347	27,458
Intangible assets, net	4,859	7,177
Other assets	1,406	3,416

	$92,765	$97,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,719	$5,186
Accrued expenses	13,359	13,156
Accrued restructuring, short-term	3,012	6,095
Capital lease obligations, current portion	56	56
Notes payable	198	595
Deferred revenue	21,113	25,355

Total current liabilities	40,457	50,443
Accrued restructuring, less current portion	2,085	5,063
Capital lease obligations, less current portion	63	112
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; Authorized — 10,000,000 shares, Issued and outstanding — no shares	—	—
Common stock, $0.01 par value; Authorized — 200,000,000 shares, Issued and outstanding — 110,637,606 shares and 108,141,966 shares at December 31, 2005 and 2004, respectively	1,106	1,081
Additional paid-in capital	251,454	249,465
Accumulated deficit	(199,466)	(205,235)
Accumulated other comprehensive loss	(2,934)	(3,126)

Total stockholders’ equity	50,160	42,185

	$92,765	$97,803

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except
	per-share information)
Revenues:
Product license	$29,821	$23,345	$27,159
Services	60,825	45,874	45,333

Total revenues	90,646	69,219	72,492
Cost of Revenues:
Product license	1,816	2,206	2,118
Services	23,255	19,879	19,808

Total cost of revenues	25,071	22,085	21,926

Gross profit	65,575	47,134	50,566
Operating Expenses:
Research and development	17,843	16,209	17,928
Sales and marketing	30,034	29,602	31,174
General and administrative	11,231	7,742	9,538
Restructuring charge (benefit)	885	3,570	(10,476)

Total operating expenses	59,993	57,123	48,164

Income (loss) from operations	5,582	(9,989)	2,402
Interest and other income, net	219	395	1,521

Income (loss) before income taxes	5,801	(9,594)	3,923
Provision (benefit) for income taxes	32	(50)	(255)

Net income (loss)	$5,769	$(9,544)	$4,178

Basic net income (loss) per share	$0.05	$(0.12)	$0.06

Diluted net income (loss) per share	$0.05	$(0.12)	$0.06

Basic weighted average common shares outstanding	109,446	79,252	71,798

Diluted weighted average common shares outstanding	111,345	79,252	73,768

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock					Accumulated
			Additional			Other	Total	Comprehensive
	Number of	Par	Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Value	Capital	Compensation	Deficit	Loss	Equity	(Loss)

	(In thousands, except share and per-share information)
Balance, January 1, 2003	70,941,478	$709	$217,288	$(394)	$(199,869)	$(1,711)	$16,023
Exercise of stock options	786,020	8	744	—	—	—	752
Issuance of common stock in connection with employee stock purchase plan	1,208,667	12	1,083	—	—	—	1,095
Amortization of deferred compensation	—	—	—	136	—	—	136
Reversal of deferred compensation	—	—	(188)	247	—	(70)	(11)
Comprehensive income:
Net income	—	—	—	—	4,178	—	4,178	$4,178
Foreign currency translation adjustment	—	—	—	—	—	(1,236)	(1,236)	(1,236)

Comprehensive income	—	—	—	—	—	—	—	$2,942

Balance, December 31, 2003	72,936,165	729	218,927	(11)	(195,691)	(3,017)	20,937
Exercise of stock options	718,126	7	525	—	—	—	532
Issuance of common stock in connection with employee stock purchase plan	1,016,419	10	926	—	—	—	936
Issuances of common stock and valuation of options related to Primus acquisition	33,471,256	335	29,087				29,422
Amortization of deferred compensation	—	—		11	—	—	11
Comprehensive loss:
Net loss	—	—	—	—	(9,544)	—	(9,544)	$(9,544)
Foreign currency translation adjustment	—	—	—	—	—	(109)	(109)	(109)

Comprehensive loss	—	—	—	—	—	—	—	$(9,653)

Balance, December 31, 2004	108,141,966	1,081	249,465	—	(205,235)	(3,126)	42,185
Exercise of stock options	1,751,942	18	1,342	—	—	—	1,360
Issuance of common stock in connection with employee stock purchase plan	743,698	7	647	—	—	—	654
Comprehensive income:
Net income	—	—	—	—	5,769	—	5,769	$5,769
Foreign currency translation adjustment	—	—	—	—	—	192	192	192

Comprehensive income	—	—	—	—	—	—	—	$5,961

Balance, December 31, 2005	110,637,606	$1,106	$251,454	$—	$(199,466)	$(2,934)	$50,160

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$5,769	$(9,544)	$4,178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	—	11	136
Depreciation and amortization	4,180	2,957	3,897
Non-cash restructuring charge	1,167	667	1,144
Loss on disposal of fixed assets, net	—	33	121
Changes in operating assets and liabilities:
Accounts receivable, net	2,940	(7,147)	9,857
Prepaid expenses and other current assets	434	671	371
Deferred rent	664	978	(3,772)
Accounts payable	(1,428)	519	(1,417)
Accrued expenses	310	(3,364)	(5,856)
Deferred revenue	(4,067)	6,957	(759)
Accrued restructuring	(6,061)	(6,841)	(34,446)

Net cash provided by (used in) operating activities	3,908	(14,103)	(26,546)
Cash Flows from Investing Activities:
Purchases of marketable securities	(14,115)	(11,426)	(12,138)
Maturities of marketable securities	13,804	11,878	25,217
Purchases of property and equipment	(1,924)	(763)	(993)
Proceeds from sales of equipment	—	—	91
Cash acquired in acquisition, net of acquisition costs paid	—	2,730	—
Payment of acquisition costs	(1,010)	—	—
Decrease (increase) in other assets	313	(12)	98

Net cash (used in) provided by investing activities	(2,932)	2,407	12,275
Cash Flows from Financing Activities:
Principal payments on notes payable	(413)	(502)	—
Proceeds from exercise of stock options	1,360	532	752
Proceeds from employee stock purchase plan	654	936	1,095
Payments on capital leases	(55)	(7)	—

Net cash provided by financing activities	1,546	959	1,847
Effects of Foreign Exchange Rate Changes On Cash and Cash Equivalents	228	113	(1,471)

Net Increase (Decrease) in Cash and Cash Equivalents	2,750	(10,624)	(13,895)
Cash and Cash Equivalents, Beginning of Period	21,310	31,934	45,829

Cash and Cash Equivalents, End of Period	$24,060	$21,310	$31,934

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$18	$4	$—
Cash paid during the period for income taxes	$39	$38	$140
Supplemental Disclosure of Noncash Investing and Financing Activities:
Reversal of deferred compensation	$—	$—	$247
Reversal of provision for income taxes	$—	$158	$332
Issuance of stock and options related to acquisition of Primus	$—	$29,422	$—
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
      The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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
      ATG earns product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of support and maintenance services, the sale of certain other consulting and development services and hosting services. ATG has separate agreements with its customers that govern the terms and conditions of its software licenses, consulting, hosting and support and maintenance services. These separate agreements, along with ATG’s business practices regarding pricing and of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to allocate revenue to the undelivered elements in a multiple element arrangement and apply the residual method under Statement of Position (SOP) No. 97-2 (SOP 97-2), Software Revenue Recognitionand SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
      ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software support and maintenance or application hosting agreements are recognized ratably over the term of the support and maintenance or application hosting period, which for application hosting and support and maintenance is typically one year or two years. Customers who have both purchased ATG’s product licenses and have also entered into an application hosting agreement typically have a contractual right to cancel the application hosting agreement with a minimum notice period. The Company accounts for these transactions in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and generally recognizes the product license fee upon delivery of the software license because the Company has established the fair value of a vendor specific objective evidence of hosting services, the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalties and it is feasible for the customer to run the software on its own hardware or contract with another party to host the software. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements based upon actual sales to the resellers. ATG does not grant its resellers the right of return or price protection.
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

(d)	Allowances for Doubtful Accounts and Returns
      ATG records allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, ATG analyzes its historical collection experience and current economic trends. ATG also records a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.
      The following is a rollforward of ATG’s allowance for doubtful accounts (in thousands):

		Additions/
	Beginning of	Charges to	Deductions/	Balance at End
	Period	Expense	Write-Offs	of Period

Year Ended December 31, 2003	$1,941	$210	$(1,352)	$799

Year Ended December 31, 2004	$799	$259	$(378)	$680

Year Ended December 31, 2005	$680	$677	$(579)	$778

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Cost of Product License Revenues
      Cost of product license revenues includes salary and related benefits of engineering staff and outsourced developers dedicated to maintenance of products that are in general release, costs of fulfillment, external shipping costs, the amortization of technology acquired in connection with the Primus acquisition and licenses purchased in support of and used in the Company’s products and royalties paid to vendors whose technology is incorporated into the Company’s products.

(f)	Cost of Services Revenues
      Cost of services revenues includes salary and related benefits costs and other costs for the Company’s professional services and technical support staff, costs associated with the hosting centers as well as third-party contractor expenses.

(g)	Net Income (Loss) Per Share
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
      The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands, except
	per share amounts)
Net income (loss)	$5,769	$(9,544)	$4,178

Weighted average common shares outstanding used in computing basic net income (loss) per share	109,446	79,252	71,798
Weighted average common equivalent shares outstanding:
Dilutive employee common stock options	1,899	—	1,970

Total weighted average common and common equivalent shares outstanding used in computing diluted net income (loss) per share	111,345	79,252	73,768

Basic net income (loss) per share	$0.05	$(0.12)	$0.06

Diluted net income (loss) per share	$0.05	$(0.12)	$0.06

Anti-dilutive common stock options	7,443	15,236	5,489

(h)	Cash, Cash Equivalents and Marketable Securities
      ATG accounts for investments in marketable securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments consisting of cash equivalents and marketable securities, for which ATG has the positive intent and the ability to hold to maturity, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than 90 days. At December 31, 2005 and 2004,

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 3.2 months and 9.6 months at December 31, 2005 and 2004, respectively. At December 31, 2004, the average maturity of the marketable securities classified as long-term was 13.6 months. At December 31, 2005 and 2004, the difference between the carrying value and market value of ATG’s marketable securities were unrealized losses of approximately $18,000 and $77,000, respectively. Realized gains and loses were not material for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005 and 2004, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,

	2005	2004

Cash and cash equivalents:
Cash	$15,473	$4,360
Money market accounts	5,253	13,529
U.S. Treasury and U.S. Government Agency securities	1,323	2,622
Commercial paper	2,011	799

Total cash and cash equivalents	$24,060	$21,310

Marketable securities:
U.S. Treasury and U.S. Government Agency securities	$389	$648
Certificate of Deposit	450	—
Commercial paper	2,011	796
Corporate debt securities	6,659	7,754

Total marketable securities	$9,509	$9,198

(i)	Other Assets
      Included in other assets at December 31, 2005 and 2004 is deferred rent expense related to lease settlements reached with landlords during 2003. These settlement agreements involved both reaching a settlement on abandoned space and renegotiating a reduction in the rate for continuing operating space. In these cases, a portion of the settlement payment was accounted for as deferred rent expense. The deferred rent is amortized over the remaining lease term, which will have the effect of maintaining the effective rent expense per square foot on the existing operating space equal to the effective rent expense per square foot per the original lease. In connection with the Company’s restructuring action in the second quarter of 2005, the Company wrote off $1.0 million of deferred rent due to terminating the lease agreement with the landlord.
      Other assets at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,

	2005	2004

Deferred rent resulting from lease settlements (see Note 10)	$562	$2,275
Other assets	844	1,141

	$1,406	$3,416

(j)	Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG records depreciation and amortization using the straight-line method.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and equipment at December 31, 2005 and 2004, consisted of the following (in thousands):

		December 31,

Asset Classification	Estimated Useful Life	2005	2004

Computer equipment	3 years	$12,564	$10,985
Leasehold improvements	Lesser of useful	3,342	3,711
	life or life of lease
Furniture and fixtures	5 years	2,969	2,850
Computer software	3 years	4,417	4,400

		23,292	21,946
Less — accumulated depreciation and amortization		20,297	18,826

		$2,995	$3,120

      Depreciation expense included in the accompanying statements of operations was approximately $1.9 million, $1.9 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(k)	Research and Development Expenses for Software Products
      ATG evaluates the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. ATG sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, ATG has concluded that technological feasibility is not established until the development stage of the product is nearly complete. ATG defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to ATG’s financial position or results of operations. Therefore, ATG expenses all such costs to research and development in the period incurred.

(l)	Income Taxes
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

(m)	Stock-Based Compensation
      ATG grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. ATG accounts for stock-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, and follows the disclosure-only alternative under SFAS No. 123, Accounting for Stock Based Compensation.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation expense for ATG’s stock plans been determined consistent with SFAS 123, the pro forma net income (loss) and net income (loss) per share would have been as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except
	per-share information)
Net income (loss) as reported	$5,769	$(9,544)	$4,178
Add: Stock-based employee compensation expense included in reported net income (loss)	—	11	136
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(2,553)	(15,659)	(40,184)

Pro forma net loss	$3,216	$(25,192)	$(35,870)

Basic and diluted net income (loss) per share:
As reported	$0.05	$(0.12)	$0.06
Pro forma	$0.03	$(0.32)	$(0.50)
      This presentation of pro forma financial information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for stock-based awards as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions.

	Years Ended
	December 31,

	2005	2004	2001

Risk-free interest rate	3.70%	2.93%	2.51%
Expected life (years)	4	4	4
Expected volatility	82%	102%	117%
Expected dividend yield	—	—	—
      The weighted average grant date fair values per share generated by application of the Black-Scholes option valuation model utilizing the assumptions noted above for the years ended December 31, 2005, 2004 and 2003 were $0.75, $0.92 and $0.97, respectively. Stock-based compensation expense is recognized on a straight line basis over the vesting period of the underlying stock options period adjusted for forfeitures.

(n)	Comprehensive Income (Loss)
      SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income (loss) consists of net (income) loss and foreign currency translation adjustments.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Fair Value of Financial Instruments
      Financial instruments mainly consist of cash and cash equivalents, marketable securities and notes payable. The carrying amounts of these instruments approximate their fair values.

(p)	Concentrations of Credit Risk
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
      At December 31, 2005 one customer balance, comprising product and services invoices, accounted for 21% of accounts receivable. At December 31, 2004 another customer balance, comprising product and services invoices, accounted for 11% of accounts receivable. During the fourth quarter of 2005, one customer accounted for 16% of total revenues. No customer accounts for more than 10% of revenues for the years ended December 31, 2005, 2004 and 2003.

(q)	Long-Lived Assets, including Intangible Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Intangible assets with determinable lives are amortized over their useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. The Company has recorded impairment charges related to fixed assets in 2005, 2004 and 2003 as discussed in Note 10.

(r)	Foreign Currency Translation
      The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiaries has been determined to be the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Prior to translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective Company entity, resulting in unrealized gains or losses recorded in interest and other income, net in the accompanying Consolidated Statements of Operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive loss included in stockholders’ equity in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2005, 2004, and 2003, the Company recorded net gains/(losses) of $(402,000), $18,000, and $785,000, respectively, from realized foreign currency transactions gains and losses and the re-measurement of foreign currency denominated assets and liabilities. These amounts are included in interest and other income, net in the accompanying Consolidated Statements of Operations.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Goodwill
      Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, annually in December the Company evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated discounted future cash flows. Because the Company has one reporting segment under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if impairment exists. No impairment of goodwill resulted from the Company’s evaluation of goodwill in any of the fiscal years presented.

(t)	Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
      SFAS 123(R) permits companies to adopt its requirements using one of two methods. A “modified prospective” method recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123(R) is required to be adopted effective at the beginning of the first quarter of fiscal 2006. The Company will adopt SFAS 123(R) on January 1, 2006 using the modified prospective method. The Company estimates that stock based compensation expense related to share-based payments to employees will have an impact of at least $3.0 million to $4.0 million on fiscal 2006 results related to the unvested portion of options granted prior to January 1, 2006, options granted after December 31, 2005 and Employee Stock Purchase Plan transactions after December 31, 2005. This estimate is based on the Company’s current level of employees and related unvested stock options, expected level of employees and stock options to be granted in 2006, and participation in the Company’s employee stock purchase plan in 2006.

(2)	Disclosures About Segments of an Enterprise
      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. SFAS No. 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.
      Revenues from sources outside of the United States were approximately $21.6 million, $22.9 million and $25.3 million in 2005, 2004 and 2003, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and the Asia/ Pacific region. All of ATG’s product sales for the years ended December 31, 2005, 2004 and 2003, were delivered from its headquarters located in the United States.
      The following table represents the percentage of total revenues by geographic region from customers for 2005, 2004 and 2003:

	Years Ended
	December 31,

	2005	2004	2003

United States	76%	67%	65%
Europe, Middle East and Africa (excluding UK)	9	20	17
United Kingdom (UK)	14	10	13
Asia Pacific	1	2	3
Other	0	1	2

	100%	100%	100%

(3)	Credit Facility and Notes Payable

Credit Facility
      Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. The line of credit bore interest at the Bank’s prime rate (7.25% at December 31, 2005). Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit is secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability.
      During the fourth quarter of 2005, the Company extended the line of credit through February 7, 2006. The credit facility required net profitability of at least $1.00 for the fourth quarter of 2005. In February 2006, the Company entered into the Ninth Loan Modification Agreement (the Ninth Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Ninth Amendment, the revolving line of credit was extended to January 31, 2008 and the profitability covenant was revised to require net income of at least $1.00 for the quarter ending March 31, 2006 and net income of at least $500,000 for the quarter ending June 30, 2006 and each quarter thereafter. The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20 million at the end of each month through the duration of the credit facility.
      To avoid additional bank fees and expenses, the Company is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balances at the Bank fall below this amount, the Company will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2005, the Company was in compliance with all related financial covenants. In the event that ATG does not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring ATG to cash collateralize its outstanding Letters of Credit (LCs); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank.
      While there were no outstanding borrowings under the facility at December 31, 2005, the Bank has issued LCs totaling $6.1 million on ATG’s behalf, which are supported by this facility. The LCs have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through January 2009. The line of credit bears interest at the Bank’s prime rate (7.25% at December 31, 2005). As of December 31, 2005, approximately $13.9 million was available under the facility.

Notes Payable
      In connection with the November 2004 acquisition of Primus, the Company assumed Primus’ outstanding obligation of approximately $297,000 under a credit facility with a bank. The facility is payable in monthly installments of approximately $11,000, including interest at the bank’s prime rate plus 2% (6.75% at December 31, 2005), due June 2008. The facility is callable on demand.
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

(4)	Income Taxes
      Income (loss) before income taxes consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Domestic	$5,777	$(7,930)	$13,539
Foreign	24	(1,664)	(9,616)

Total	$5,801	$(9,594)	$3,923

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

	Years Ended
	December 31,

	2005	2004	2003

Federal
Current	$—	$—	$—
Deferred	—	—	—
State
Current	—	30	—
Deferred	—	—	—
Foreign
Current	32	(80)	(255)
Deferred	—	—	—

	$32	$(50)	$(255)

      The provision (benefit) for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,

	2005	2004	2003

Federal tax at statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	0.9	.2	11.5
Meals and entertainment	2.5	1.8	4.3
Reversal of previously accrued taxes	0.0	(1.6)	(8.5)
Other	0.0	—	0.8

Provision before valuation allowance	38.4	(34.6)	43.1

Change in valuation allowance	(37.8)	34.1	(49.6)

	0.6%	(0.5)%	(6.5)%

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Restructuring	$1,968	$5,161
Depreciation and amortization	1,036	1,154
Reserves and accruals	758	1,320
Capitalized expenses	24,305	1,637
Deferred revenue	—	3,653
US Income tax credits	5,195	1,037
Net operating losses	88,066	102,602

Total gross deferred tax assets	121,328	116,564
Valuation allowance	(119,384)	(113,693)

Total deferred tax assets	1,944	2,871

Deferred tax liabilities:
Intangible assets	(1,944)	(2,871)

Net deferred tax assets	$—	$—

      As of December 31, 2005, ATG had net operating loss carryforwards of approximately $196 million for federal income tax purposes, $119 million for state income tax purposes and approximately $31 million for non-US income tax purposes. Approximately $90.5 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal and state income tax purposes. Approximately $56.0 million of this amount was tax benefited through additional paid-in capital in 2000. ATG also has available federal tax credit carryforwards of approximately $5.2 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2024. If substantial changes in ATG’s ownership have occurred or should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. ATG has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on the Company’s ability to utilize these tax credit and operating loss carryforwards.
      During the year ended December 31, 2005, the Company amended 2001 through 2003 income tax returns for the purpose of capitalizing certain expenses for income tax purposes. The amended returns resulted in a decrease to net operating losses and an increase in capitalized expenses of approximately $51 million. The amortization of these capitalized costs will become deductible in income tax returns for the years 2002 through 2013.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To the extent that any Primus pre-acquisition net operating losses and other temporary differences result in future tax benefits, such tax benefits will be recognized as a reduction in goodwill associated with the acquisition of Primus.
      As of December 31, 2005 and 2004, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. The valuation allowance increased $5.7 million to $119.4 million in 2005 from $113.7 million in 2004. The primary reason for the increase in the valuation allowance is due to an increase of $7.8 million related to the capitalized research and development, tax credits and other temporary differences not previously included in gross deferred tax assets and a decrease of $2.1 million utilized to offset current year book income.
      The Company has provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. During 2005, 2004 and 2003, the Company reversed previously accrued taxes of $0, $158,000 and $332,000, respectively, due to the closure of the statute of limitations in foreign locations.

(5)	Stockholders’ Equity
Stock Plans

1996 Stock Option Plan
      In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, shareholders approved resolutions to amend and restate the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the 1996 Plan to December 31, 2013. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. As of December 31, 2005, there are 25,600,000 shares authorized and 8,644,000 shares available for future grant under the 1996 Plan.
      Additionally, in May 1999, ATG granted 150,000 options outside ATG’s stock option plans to an executive of ATG. As of December 31, 2005, these options have not been exercised.

1999 Outside Director Stock Option Plan
      The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. In 2004, shareholders

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approved resolutions to amend and restate the Director Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the Director Plan to December 31, 2013. Pursuant to the amendments to the Director Plan, $2,500 of each outside director’s annual retainer is paid in the form of restricted stock. A total of 800,000 shares of common stock have been reserved under the Director Plan.
      Under the terms of the Director Plan, each non-employee director on the effective date of the initial public offering received an option to purchase 10,000 shares of common stock at the public offering price. As of December 31, 2005, there were 475,000 shares available for future grant under the Director Plan.
     Primus Stock Option Plans
      In connection with the acquisition of Primus Knowledge Solutions, Inc., the Company assumed certain options, as defined in the merger agreement, issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (the Primus 1999 Plan) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (Primus 1999 NESC Plan) (together the Primus Stock Option Plans) subject to the same terms and conditions as set forth in the Primus Stock Option Plans, adjusted to give effect to the conversion under the terms of the merger agreement. All options assumed by the Company pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted to options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. At December 31, 2005, there were 1,920,000 shares available for grant under the Primus 1999 Plan. No additional options will be granted under the Primus 1999 NESC Plan.
      The following table summarizes ATG’s option activity under the Company’s 1996 Plan, Director Plan and the Primus Stock Option Plans (in thousands except for the weighted average exercise price data):

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding, December 31, 2002	11,571	$7.91
Granted	4,807	1.26
Exercised	(786)	0.96
Canceled	(4,212)	9.94

Outstanding, December 31, 2003	11,380	4.56
Granted	8,750	1.06
Exercised	(718)	0.74
Canceled	(4,176)	3.98

Outstanding, December 31, 2004	15,236	2.96
Granted	3,839	1.22
Exercised	(1,752)	0.78
Canceled	(4,079)	4.58

Outstanding, December 31, 2005	13,244	$2.33

Exercisable, December 31, 2005	7,378	$3.20
Exercisable, December 31, 2004	8,980	$4.08
Exercisable, December 31, 2003	6,018	$6.53

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2005:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual Life	Average		Average
	Number of	Outstanding	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

	(In thousands, except years and per-share information)
$ 0.06 – $ 0.84	2,138	5.91	$0.61	2,112	$0.63
0.85 – 1.27	6,168	8.6	1.09	1,934	1.06
1.29 – 1.85	3,248	7.7	1.50	1,743	1.48
2.04 – 3.01	527	6.2	2.18	443	2.18
3.90 – 5.82	789	4.0	4.32	772	4.33
8.27 – 10.22	141	5.2	9.41	141	9.41
13.41 – 19.04	35	3.7	18.28	35	18.28
22.94 – 31.00	15	4.1	25.42	15	25.42
34.75 – 51.69	86	4.4	49.07	86	49.07
52.50 – 78.00	72	4.4	62.36	72	62.36
$87.00 – $120.00	25	4.7	92.93	25	92.93

	13,244	7.5	$2.33	7,378	$3.20

      Through the fourth quarter of 1998, ATG recorded deferred compensation of approximately $4.9 million, which represented the aggregate difference between the exercise price and the fair market value of the Company’s common stock, as determined for accounting purposes. The deferred compensation was recognized as stock-based compensation expense over the vesting period of the underlying stock options. ATG recorded stock-based compensation expense of $0, $11,000 and $136,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to these options.

1999 Employee Stock Purchase Plan
      The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 5,000,000 shares of ATG’s common stock to participating employees. All ATG employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company’s stock are not eligible to participate. During each designated quarterly offering period, each eligible employee may deduct between 1% and 10% of base pay to purchase shares of the Company’s common stock. The purchase price is 85% of the closing market price of ATG’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower.
      During the years ended 2005, 2004 and 2003, approximately 744,000, 1,016,000 and 1,209,000 shares, respectively, were issued under the 1999 Employee Stock Purchase Plan. As of December 31, 2005, there were 108,000 shares remaining unissued in the plan.

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

Acquisition of Primus Knowledge Solutions, Inc.
      Effective November 1, 2004, the Company acquired all of the outstanding shares of common stock of Primus Knowledge Solutions, Inc., a provider of software solutions that enable companies to deliver a superior customer experience via contact centers, information technology help desks, web (intranet and Internet) self-service and electronic communication channels. The aggregate purchase price was approximately $31.7 million, which consisted of $28.1 million of the Company’s common stock, $1.3 million for the fair value of fully-vested stock options exchanged in the acquisition and $2.3 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. The Company issued approximately 33.5 million shares of ATG Common Stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. The excess of the purchase price over the net assets acquired resulted in goodwill of $27.5 million.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preliminary purchase price was allocated based on estimated fair values as of the acquisition date. The following represents the allocation of the purchase price (in thousands):

Cash	$3,989
Accounts receivable	1,919
Other current assets	416
Property, plant and equipment	944
Goodwill	27,458
Intangible assets:
Customer relationships (estimated useful life of 4 years)	4,200
Developed product technology (estimated useful life of 5 years)	3,600
Non-competition agreements (estimated useful life of 3 years)	400

Total intangible assets	8,200
Other long-term assets	189
Accounts payable	(2,511)
Deferred revenue	(3,483)
Notes payable and current portion of capital lease obligations	(1,146)
Accrued and other expenses	(4,157)
Long-term liabilities	(126)

Total purchase price	$31,692

      During 2005, the Company finalized the purchase accounting and recorded a net adjustment of $111,000 to reduce goodwill.
      In connection with the Primus acquisition, the Company commenced integration activities which resulted in involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits was for 49 employees, primarily in general and administrative and research and development functions. The following summarizes the obligations recognized in connection with the Primus acquisition and activity to date (in thousands):

	Involuntary	Facilities Related
	Termination Benefits	Costs	Total

Obligation	$1,682	$376	$2,058
Payments	(464)	(97)	(561)

Balance December 31, 2004	1,218	279	1,497
Payments	(891)	(279)	(1,170)

Balance December 31, 2005	$327	$—	$327

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented or of results that may occur in the future (in thousands, except per share data):

	Year Ended December 31,

	2004	2003

	(Unaudited)
Revenue	$86,135	$95,660
Net loss	$(23,105)	$(3,519)
Net loss per weighted average share, basic and diluted	$(0.22)	$(0.03)
      Intangible assets are being amortized based on the pattern in which the economic benefits of the intangible assets are being utilized or on a straight-line basis, if greater. The total weighted average amortization period for the intangible assets is 4.4 years.
      Intangible assets consist of the following (in thousands):

	December 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Purchased technology	$3,600	$(1,258)	$2,342	$3,600	$(441)	$3,159
Customer relationships	4,200	(1,927)	2,273	4,200	(559)	3,641
Non-compete agreements	400	(156)	244	400	(23)	377

Total intangible assets	$8,200	$(3,341)	$4,859	$8,200	$(1,023)	$7,177

      Amortization expense from intangible assets was $2.3 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, amortization expense on intangible assets for the next five years is as follows (in thousands):

2006	$2,055
2007	1,740
2008	848
2009	216

Total	$4,859

(7)	Commitments and Contingencies

Leases
      ATG has offices, primarily for sales and support personnel, in six domestic locations as well as four foreign countries. At December 31, 2005, ATG’s bank had issued $6.1 million of LCs under ATG’s line of credit in favor of various landlords and equipment leasing companies to secure obligations under its leases, which expire from 2006 through 2009. ATG’s principal facility has a lease expiring in the second half of 2006. As a result the Company may find it beneficial to move its principal offices in the second half of 2006. The Company anticipates any such relocation, if any at all, would be to comparable space within the same general vicinity and approximate price range.
      The Company has both operating and capital lease obligations related to equipment leases. Certain equipment leases include purchase options at the end of the lease term.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The future minimum payments of ATG’s facility leases and operating and capital lease obligations as of December 31, 2005, were as follows (in thousands):

	Capital Leases	Operating Leases

Years Ending December 31,
2006	$61	$5,808
2007	71	2,941
2008	—	2,488
2009	—	704

Total future minimum lease payments	132	$11,941

Less amount representing interest	(13)

Present value of minimum lease payments	119
Less current portion of capital lease obligations	(56)

Capital lease obligations, non-current	$63

      Of the $12.1 million in future minimum lease payments, $8.8 million is included in the Company’s accrued restructuring charges. The $8.8 million was reduced to $4.9 million of restructuring charges after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (see Note 10).
      Rent expense included in the accompanying statements of operations was approximately $3.6 million, $4.4 million, and $5.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces its monetary exposure for landlord indemnifications.

(8)	Employee Benefit Plan
      Effective January 1, 1997, ATG adopted the Art Technology Group 401(k) Plan (the 401(k) Plan). All employees, as defined, are eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. ATG may contribute to the 401(k) Plan at its discretion. The Company has not made any contributions in 2005, 2004 and 2003.

(9)	Accrued Expenses
      Accrued expenses at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Compensation and benefits costs	$5,130	$5,294
Taxes	4,172	4,022
Other	4,057	3,840

	$13,359	$13,156

(10)	Restructuring
      During the years ended 2005, 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/(benefits) of $0.9 million, $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, primarily as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and the Company’s acquisition of Primus, and to eliminate facilities that were not needed to efficiently run the Company’s operations. In 2005, the Company restructuring was to align workforce and facilities needs. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2005, 2004 and 2003 charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), SFAS 88 and SAB 100.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the Company had an accrued restructuring liability of $5.1 million related primarily to facility related costs. The long-term portion of the accrued restructuring liability was $2.1 million.
      A summary of the Company’s charges is as follows:

	Restructuring Charge (Benefit)

	2005	2004	2003	2002	2001

	(In thousands)
Facility-related costs and impairments	$1,817	$1,488	$1,464	$14,634	$59,418
Employee severance and benefits costs		2,461	1,236	3,553	7,938
Asset impairments					4,205
Exchangeable share settlement					1,263
Marketing costs					851
Legal and accounting					405

Restructuring Charges	1,817	3,949	2,700	18,187	74,080
Adjustments to 2001 action, net	(792)	(60)	(8,468)	818	1,500
Adjustments to 2002 action, net	43	(242)	(5,118)
Adjustments to 2003 action, net	74	(77)	410
Adjustments to 2004 action, net	(257)

Total adjustments of prior actions, net	(932)	(379)	(13,176)	818	1,500

Restructuring charge (benefit)	$885	$3,570	$(10,476)	$19,005	$75,580

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the actions in accrued restructuring is as follows:

	Accrued Restructuring Balance

	2005	2004	2003	2002	2001	Total

	(In thousands)
Restructuring charges for the year ended December 31, 2001					$74,080	$74,080
Changes in estimates resulting in additional charges					9,700	9,700
Changes in estimates reducing accruals					(8,200)	(8,200)
Write-offs					(16,219)	(16,219)
Facility related payments					(6,308)	(6,308)
Employee related payments					(6,748)	(6,748)
Legal and accounting payments					(232)	(232)

Balance December 31, 2001					$46,073	$46,073

Restructuring charges for the year ended December 31, 2002				$18,187		$18,187
Changes in estimates resulting in additional charges					2,207	2,207
Changes in estimates reducing accruals					(1,389)	(1,389)
Write-offs				(2,613)		(2,613)
Facility related payments					(9,016)	(9,016)
Employee related payments					(920)	(920)
Legal and accounting payments					(173)	(173)

Balance December 31, 2002				$15,574	$36,782	$52,356

Restructuring charges for the year ended December 31, 2003			$2,700			$2,700
Changes in estimates resulting in additional charges and accruals			494	4,421	2,998	7,913
Changes in estimates reducing accruals			(84)	(7,321)	(11,466)	(18,871)
Write-offs			(371)		536	165
Facility related payments			(70)	(2,993)	(18,143)	(21,206)
Employee related payments			(994)	(3,794)	(270)	(5,058)

Balance December 31, 2003			$1,675	$5,887	$10,437	$17,999

Restructuring charges for the year ended December 31, 2004		$3,949				$3,949
Changes in estimates resulting in additional charges					112	112
Changes in estimates reducing accruals			(77)	(242)	(172)	(491)
Write-offs		(667)				(667)
Facility related payments		(71)	(179)	(4,490)	(4,066)	(8,806)
Employee related payments		(892)	(46)			(938)

Balance December 31, 2004		$2,319	$1,373	$1,155	$6,311	$11,158

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrued Restructuring Balance

	2005	2004	2003	2002	2001	Total

	(In thousands)
Balance December 31, 2004		$2,319	$1,373	$1,155	$6,311	$11,158
Restructuring charges for the year ended December 31, 2005	$1,817					1,817
Changes in estimates resulting in additional charges		200	98	91		389
Changes in estimates reducing accruals		(457)	(24)	(48)	(792)	(1,321)
Write-offs	(1,167)					(1,167)
Facility related payments	(264)	(317)	(428)	(548)	(2,676)	(4,233)
Employee related payments		(1,546)				(1,546)

Balance December 31, 2005	$386	$199	$1,019	$650	$2,843	$5,097

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

Facilities-Related Costs and Impairments
      During 2001, the Company recorded facilities-related charges of $59.4 million of which $38.1 million was recorded in the second quarter and $21.3 million was recorded in the fourth quarter. The facilities-related charges comprised excess rental space for offices worldwide, net of estimates for vacancy periods and sublease income based on the then-current real estate market data, and related write-offs of abandoned leasehold improvements and fixed assets of $7.7 million and $2.2 million, respectively, which were directly related to excess office facilities. The estimated sublease income was $25.9 million based on then current rental rates and estimated vacancy periods. During the fourth quarter of 2001, the Company recorded an adjustment to increase the facilities-related costs for a change in estimate of the lease obligations for two leases by $9.7 million as a result of a market analysis indicating lower sublease rates and longer vacancy periods due to the continued weakening of the real estate market. In addition, the Company reduced its lease accruals by $8.2 million for a lease settlement in consideration of a buy-out totaling $9.3 million, which was paid ratably over 4.5 years.
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
      During 2002, the Company recorded an adjustment to increase the facilities-related portion of the 2001 charge by an additional $2.2 million for changes to sublease and vacancy assumptions due to the continued

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
weakening in the real estate market. In addition, during 2002, the Company executed sublease agreements for two locations and recorded a reduction to its lease accruals of $853,000 due to favorable sublease terms compared to the Company’s original estimates.
      During 2003, the Company settled future lease obligations for five leases for aggregate payments of $17.1 million, resulting in an aggregate reduction to its lease accruals relating to its 2001 restructuring of $11.5 million, net of sublease and vacancy assumptions. The Company also recorded an additional charge of $2.8 million for facilities-related costs comprising $2.3 million for updated management assumptions of probable settlement outcomes based on the then-current negotiations and $450,000 for updated sublease assumptions based on current real estate market conditions extending the estimated vacancy period.
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

Facilities-Related Costs and Impairments
      During 2002, the Company recorded facilities-related charges of $14.6 million, which included $12.0 million for operating lease obligations, net of assumptions for vacancy periods and sublease income based on the then-current real estate market data, related to office space that was either idle or vacated during the first quarter of 2003. This action was completed by January 31, 2003. This charge also included write-offs of leasehold improvements and furniture and fixtures associated with these facilities of $948,000 and $507,000, respectively, and computer equipment and software of $1.2 million. The lease charge was for office space the Company vacated and intends to sublease. The estimated sublease income was $4.8 million based on then current rental rates and estimated vacancy periods.
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
      During 2005, the Company recorded reversals of $48,000 to reduce accruals primarily due to executing a sub-lease agreement. Offsetting this reversal, the Company recorded additional charges of $91,000 due to changes in its sublease assumptions at one location.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Facilities-Related Costs and Impairments
      During the second quarter of 2003, the Company recorded facilities-related charges of $1.1 million comprising $866,000 for an operating lease related to idle office space, $144,000 of leasehold improvements and fixed assets written down to their fair value, and $61,000 for various office equipment leases. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $500,000, based on then current rental rates and an estimated vacancy period. In the fourth quarter of 2003, as result of updated market conditions, the estimated sublet rental rate was lowered and the vacancy period was extended resulting in an additional charge of $227,000. In accordance with SFAS 146, the Company recorded the present value of the net lease obligation.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Facilities-Related Costs and Impairments
      The Company recorded facilities-related charges of $393,000 comprising $227,000 for an operating lease related to idle office space and $166,000 of leasehold improvements and fixed assets written down to their fair value. The lease charge was for office space the Company vacated and intends to sublease. The amount of the operating lease charge was based on assumptions from current real estate market data for sublease income rates and vacancy rates at the location. The estimated sublease income was $216,000 based on then current rental rates and an estimated vacancy period. During the fourth quarter, as a result of updated market conditions, the Company determined that it was unlikely it would sublet this space before its lease expires, resulting in an additional charge of $198,000. In accordance with SFAS 146, the Company recorded the present value of the net lease obligation.
      As a result of a reduction of employees and the closure of one office location, the Company wrote off computer and office equipment to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. These assets ceased being used prior to September 30, 2003 and were disposed of by December 31, 2003. In addition, the Company wrote down leasehold improvements to their fair value of zero because the estimated cash flows to be generated from that location would not be sufficient to recover the carrying value of the assets.
      In the fourth quarter of 2005 the Company recorded an adjustment in estimates of sublease income resulting in additional charges of $98,000.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 Actions
      During 2004, the Company recorded a restructuring charge of $3.6 million, comprised of costs related to new actions of $3.9 million and net credits resulting from changes in estimates related to prior actions of $379,000.

Facilities-Related Costs and Impairments
      During the fourth quarter of 2004, the Company recorded facilities-related charges of $1.5 million primarily comprised of $800,000 for an operating lease related to idle office space net of assumptions for vacancy period and sublease income based on the then current real estate market data, $200,000 of leasehold improvements written down to their fair value and $500,000 of prepaid rent related to the abandoned space, which was recorded as part of prior lease settlements. The lease charge was for office space the Company vacated before December 31, 2004 and intended to sublease. The estimated sublease income was $350,000 based on then current rental rates and an estimated vacancy period. In accordance with SFAS 146, the Company recorded the present value of the net lease obligation.
      As a result of a reduction of employees and the closure of office space, the Company wrote off $200,000 of leasehold improvements related to the vacated space to their estimated fair value of zero because the estimated cash flows to be generated from that location will not be sufficient to recover the carrying value of the assets.
      During 2005, the Company recorded a net reversal of $267,000 primarily due to adjusting its estimates of net sublease obligations as a result of executing a sublease agreement.

Employee Severance, Benefits and Related Costs
      As part of the fourth quarter 2004 restructuring action, the Company recorded a charge of $2.5 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 56 employees, or 14% of the Company’s workforce, consisting of 27 employees from sales and marketing, 8 from services, 6 from general and administrative and 15 from research and development. The Company accrued employee benefits pursuant to its ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of December 31, 2004 which was completed during 2005.
      During the first quarter of 2005, the Company recorded a restructuring charge of $200,000, resulting from adjustments to estimates made in 2004 for employee severance benefits payable in international geographies. Offsetting this charge were reversals of $190,000 due to final settlements.
2005 Actions
      During 2005, the Company recorded net restructuring charges of $885,000, comprised of costs related to new actions of $1.8 million and net credits resulting from changes in estimates related to prior actions of $0.9 million.

Facilities-Related Costs and Impairments
      During the second quarter of 2005, the Company relocated its San Francisco office and reduced the amount of space it occupies in San Francisco. As a result of this action and other minor facilities charges, the Company recorded facilities-related charges of $1.8 million primarily comprised of $1.0 million of deferred rent related to the abandoned space, $118,000 of leasehold improvements written down to their fair value, and $557,000 for an operating lease related to idle office space vacated, net of assumptions for sublease income

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on an executed sublease agreement. In accordance with SFAS 146, the Company recorded the net present value of the net lease obligation.

Abandoned Facilities Obligations
      At December 31, 2005, the Company had lease arrangements related to seven abandoned facilities. One of these leases is the subject of a lease settlement arrangement under which the Company is obligated to make payments through 2006. The lease agreements with respect to the other six facilities are ongoing. Of these locations, the restructuring accrual for the Reading, UK location is net of assumed sub-lease income, as no sub-lease agreement had been executed by December 31, 2005. The restructuring accrual for all other locations is either net of the contractual amounts due under an executed sub-lease agreement, or there is no assumed sub-lease income included in the accrual. All locations for which the Company has recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations	2006	2007	2008	2009	Total

Cambridge, MA*	$1,035				$1,035
Cambridge, MA	91				91
Cambridge, MA	399				399
Waltham, MA	1,452	1,452	1,452	364	4,720
Chicago, IL	427				427
San Francisco, CA	513	512			1,025
Reading, UK	538	538	538	134	1,748

Facility obligations, gross	4,455	2,502	1,990	498	9,445
Contracted and assumed sublet income	(1,664)	(1,401)	(1,149)	(287)	(4,501)

Net cash obligations	$2,791	$1,101	$841	$211	$4,944

Assumed sub-lease income	$64	$204	$204	$51	$523

*	represents a location for which the Company has executed a lease settlement agreement

(11)	Litigation
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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plaintiffs seek to assert in their second amended complaint has merit, and intends to continue to defend the action vigorously. While management cannot predict with certainty the outcome of the litigation, management does not expect any material adverse impact to the Company’s business, or the results of its operations, from this matter.
      The Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc. (Primus), two former officers of Primus, and the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York under the caption In re Primus Knowledge Solutions, Inc. Securities Litigation, Civil Action 01-Civ.-11201 (SAS) on behalf of a purported class of purchasers of Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus’ initial public offering. The consolidated and amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) (and SEC Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. This action is one of more than 300 similar actions coordinated for pretrial purposes under the caption In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of Primus’s Board of Directors at the time of the actions challenged in the litigation), Primus decided to accept a settlement proposal presented to all issuer defendants. In the settlement plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that Primus may have against the underwriters. Primus will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on Primus’ behalf exceeds the amount of the insurance coverage, a circumstance that management believes is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final Court approval after proposed settlement class members have an opportunity to object or opt out. If the settlement does not occur, and litigation against Primus continues, management believes the Company has meritorious defenses and intends to defend the case vigorously. While management cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, management does not expect any material adverse impact to the Company’s business, or the results of its operations, from this matter.
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
      The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)

Total revenues	$21,994	$20,261	$22,705	$25,686
Gross profit	15,990	14,516	16,323	18,746
Net income (loss)	1,408	(327)	1,510	3,178
Basic and diluted net income (loss) per share	$0.01	$(0.00)	$0.01	$0.03

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

Total revenues	$16,810	$14,332	$17,481	$20,596
Gross profit	11,626	8,876	12,118	14,514
Net income (loss)	(1,787)	(4,247)	51	(3,561)
Basic and diluted net income (loss) per share	$(0.02)	$(0.06)	$0.00	$(0.04)

(1)	Restructuring charges (benefits) were taken during these quarters, see Note 10 for complete information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
      Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
      ATG’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      ATG’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we conclude that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      ATG’s Independent Registered Public Accounting Firm, Ernst & Young LLP, has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears on the next page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Art Technology Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Art Technology Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Art Technology Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Art Technology Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Art Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005 of Art Technology Group, Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2006

Item 9B.     Other information
      Not applicable
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, with respect to our annual meeting of stockholders to be held on May 23, 2006, to be filed with the SEC not later than April 10, 2006 under the headings “Election of Class III Directors,” “Background Information About Directors Continuing in Office” and “Information About Executive Officers.”
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
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 10, 2006 under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 10, 2006 under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions
      The information, if any, required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 10, 2006 under the heading “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than April 10, 2006 under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)(1) Financial Statements
      The following are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements
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
      (a)(3) Exhibits

			Filed with	Incorporated by Reference
			This
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

3.1		Amended and Restated Certificate of Incorporation		S-8	June 12, 2003	4.1
3.2		Amended and Restated By-Laws		S-3	July 6, 2001	4.2
4.1		Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A		8-K	October 2, 2001	4.1
10	.1*	1996 Stock Option Plan, as amended		10-Q	November 8, 2005	10.4
10	.2*	1999 Outside Director Stock Option Plan, as amended (including form of option agreement)		10-Q	November 8, 2005	10.3
10.3		1999 Employee Stock Purchase Plan		S-1	June 21, 1999	10.3
10.4		Primus 1999 Non-Officer Stock Option Plan		10-K	March 16, 2005	10.4
10.5		Primus 1999 Stock Incentive Compensation Plan		10-K	March 16, 2005	10.5
10	.6*	Change-in-Control Policy for Employees		10-Q	November 9, 2004	10.21
10	.7*	Amended and Restated Employment Agreement dated November 8, 2004 with Robert Burke		10-Q	November 9, 2004	10.22
10	.8*	Offer letter with Julie M.B. Bradley dated July 6, 2005		10-Q	November 8, 2005	10.1
10	.9*	2005 Executive Management Compensation Plan, as amended	X
10	.10*	2006 Executive Management Compensation Plan		8-K	February 15, 2006	99.1
10	.11*	Non-Employee Director Compensation Plan		10-Q	November 8, 2005	10.2

		Filed with	Incorporated by Reference
		This
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

10.12	Lease dated January 2004 with Davenport Building Limited Partnership		10-K	March 15, 2004	10.4
10.13	Lease Termination Agreement dated January 2004 with Davenport Building Limited Partnership		10-K	March 15, 2004	10.5
10.14	Lease dated October 6, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.5
10.15	First Amendment to Lease dated December 30, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.6
10.16	Second Amendment to Lease dated August 20, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.7
10.17	Third Amendment to Lease dated December 22, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.8
10.18	Fourth Amendment to Lease dated July 15, 2001 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.10
10.19	Fifth Amendment to Lease dated March 31, 2003 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.11
10.20	Lease dated March 19, 2001 with DIFA Deutsche Immobilien Fonds AG		10-K	March 28, 2003	10.9
10.21	Lease Termination with DIFA Deutsche Immobilien Fonds AG		10-K	March 15, 2004	10.13
10.22	Amended and Restated Loan and Security Agreement dated June 13, 2002 with Silicon Valley Bank		10-Q	August 14, 2002	10.1
10.23	First Loan Modification Agreement dated September 30, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.1
10.24	Amendment Agreement dated October 4, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.2
10.25	Second Loan Modification Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.21
10.26	Fourth Loan Modification Agreement dated November 26, 2003 with Silicon Valley Bank		10-K	March 15, 2004	10.25
10.27	Fifth Loan Modification Agreement dated June 2004 with Silicon Valley Bank		10-Q	August 9, 2004	10.26
10.28	Letter Agreement re: loan dated June 16, 2004 with Silicon Valley Bank		10-Q	August 9, 2004	10.25
10.29	Sixth Loan Modification Agreement dated November 24, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.28
10.30	Seventh Loan Modification Agreement dated December 21, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.29
10.31	Eighth Loan Modification Agreement dated December 30, 2005 with Silicon Valley Bank	X
10.32	Ninth Loan Modification Agreement dated February 10, 2006 with Silicon Valley Bank	X

		Filed with	Incorporated by Reference
This
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

10.33	Securities Account Control Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.20
10.3	Settlement Agreement dated November 1, 2004 with ServiceWare Technologies, Inc.		10-K	March 16, 2005	10.32
21.1	Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Exchange Act of 1934 of the principal executive officer	X
31.2	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Exchange Act of 1934 of the principal financial officer	X
32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the principal executive officer	X
32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the principal financial officer	X

*	Management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 13, 2006.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE

Robert D. Burke
Chief Executive Officer
and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 13, 2006.

Name	Title

/s/ ROBERT D. BURKE Robert D. Burke	Chief Executive Officer and President (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DANIEL C. REGIS Daniel C. Regis	Chairman of the Board

/s/ JOHN R. HELD John R. Held	Director

/s/ ILENE H. LANG Ilene H. Lang	Director

/s/ MARY E. MAKELA Mary E. Makela	Director

/s/ MICHAEL A. BROCHU Michael A. Brochu	Director

/s/ DAVID B. ELSBREE David B. Elsbree	Director

/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director