Form 10-Q
period 2006-03-31
ART TECHNOLOGY GROUP INC
filed 2006-05-10
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐ Accelerated filer ☑ Non accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2006 there were 111,422,894 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31	December 31
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$28,854	$24,060
Marketable securities	7,301	9,509
Accounts receivable, net of reserves of $532 ($778 in 2005)	20,425	21,459
Prepaid expenses and other current assets	1,618	1,130

Total current assets	58,198	56,158

Property and equipment, net	3,458	2,995
Goodwill	27,347	27,347
Intangible assets, net	4,346	4,859
Other assets	1,274	1,406

	$94,623	$92,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,210	$2,719
Accrued expenses	11,279	13,359
Capital lease obligations, current portion	56	56
Notes payable	182	198
Deferred revenue	21,549	21,113
Accrued restructuring, current portion	2,113	3,012

Total current liabilities	38,389	40,457

Capital lease obligations, less current portion	42	63
Accrued restructuring, less current portion	1,938	2,085
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized — 10,000,000 shares; Issued and outstanding — no shares	—	—
Common stock, $0.01 par value: Authorized — 200,000,000 shares;	1,114	1,106
Issued and outstanding — 111,383,361 shares and 110,637,606 shares at March 31, 2006 and
December 31, 2005, respectively
Additional paid-in capital	252,903	251,454
Accumulated deficit	(196,825)	(199,466)
Accumulated other comprehensive loss	(2,938)	(2,934)

Total stockholders’ equity	54,254	50,160

	$94,623	$92,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Product licenses	$8,100	$7,383
Services	15,856	14,611

Total revenues	23,956	21,994
Cost of Revenues:
Product licenses	498	593
Services	6,665	5,411

Total cost of revenues	7,163	6,004

Gross Profit	16,793	15,990

Operating Expenses:
Research and development	4,827	4,589
Sales and marketing	6,923	6,799
General and administrative	2,680	2,988
Restructuring charge	—	204

Total operating expenses	14,430	14,580

Income from operations	2,363	1,410
Interest and other income, net	278	11

Income before provision for income taxes	2,641	1,421
Provision for income taxes	—	13

Net income	$2,641	$1,408

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.02	$0.01

Basic weighted average common shares outstanding	110,928	108,685

Diluted weighted average common shares outstanding	115,774	110,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$2,641	$1,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,050	1,090
Non-cash stock-based compensation expense	594	—
Changes in current assets and liabilities:
Accounts receivable, net	1,034	3,696
Prepaid expenses and other current assets	(488)	(860)
Deferred rent	141	242
Accounts payable	491	(2,187)
Accrued expenses	(2,080)	(1,265)
Deferred revenues	436	(3,011)
Accrued restructuring	(1,046)	(1,857)

Net cash provided by (used in) operating activities	2,773	(2,744)

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,643)	(992)
Maturities of marketable securities	5,851	1,523
Purchases of property and equipment	(1,001)	(96)
Payment of acquisition costs	—	(1,010)
Decrease in other assets	(9)	204

Net cash provided by (used in) investing activities	1,198	(371)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	713	579
Proceeds from employee stock purchase plan	150	182
Principal payments on notes payable	(16)	(324)
Payments on capital leases	(21)	(13)

Net cash provided by financing activities	826	424

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(3)	64

Net Increase (Decrease) in Cash and Cash Equivalents	4,794	(2,627)
Cash and Cash Equivalents, Beginning of Period	24,060	21,310

Cash and Cash Equivalents, End of Period	$28,854	$18,683

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
     (c) Revenue Recognition
     ATG earns product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of support and maintenance services, the sale of certain other consulting and development services and hosting services. ATG has separate agreements with its customers that govern the terms and conditions of its software licenses, consulting, hosting and support and maintenance services. These separate agreements, along with ATG’s business practices regarding pricing and of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to allocate revenue to the undelivered elements in a multiple element arrangement and apply the residual method under Statement of Position (SOP) No. 97-2 (SOP 97-2), Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
     ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software support and maintenance or application hosting agreements are recognized ratably over the term of the support and maintenance or application hosting period, which for application hosting and support and maintenance is typically one year or two years. The Company accounts for these transactions in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and generally recognizes the product license fee upon delivery of the software license because the Company has established the fair value of vendor specific objective evidence of hosting services, the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalties, and it is feasible for the customer to run the software on its own hardware or contract with another party to host the software. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements based upon actual sales to the resellers. ATG does not grant its resellers the right of return or price protection.
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
     (d) Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2006	2005
Net Income	$2,641	$1,408

Weighted average common shares outstanding used in computing basic net income per share	110,928	108,685

Weighted average common equivalent shares outstanding:
Dilutive employee common stock options	4,846	2,181

Total weighted average common and common equivalent shares outstanding used in computing diluted net income per share	115,774	110,866

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.02	$0.01

Anti-dilutive common stock options	3,148	9,401

     (e) Cash, Cash Equivalents and Marketable Securities
     ATG accounts for investments in marketable securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments consisting of cash equivalents and marketable securities, for which ATG has the positive intent and the ability to hold to maturity, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than 90 days. At March 31, 2006 and December 31, 2005, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 3.3 months and 3.2 months at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, the difference between the carrying value and market value of ATG’s marketable securities were unrealized losses of approximately $11,000 and $18,000, respectively. At March 31, 2006 and December 31, 2005, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Cash and cash equivalents:
Cash	$17,832	$15,473
Money market accounts	4,635	5,253
U.S. Treasury and U.S. Government Agency securities	1,489	1,323
Commercial paper	4,898	2,011

Total cash and cash equivalents	$28,854	$24,060

Marketable securities:
U.S. Treasury and U.S. Government Agency securities	$394	$389
Certificate of Deposit	874	450
Commercial paper	1,288	2,011
Corporate debt securities	4,745	6,659

Total marketable securities	$7,301	$9,509

     (f) Income Taxes
     ATG expects to have no Federal and minimal foreign income taxes in 2006 due to its projection of taxable losses in domestic and certain foreign locations in 2006 and the use of net operating loss carryforwards. Accordingly, no taxes have been recorded for the three months ended March 31, 2006. Taxes recorded for the three months ended March 31, 2005 were for foreign locations. As a result of historical net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided a full valuation allowance for its net operating loss carryforwards, research credit carryforwards and other net deferred tax assets.
     (g) Stock Based Compensation
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company currently grants stock options under the following equity compensation plans:
1996 Stock Option Plan
     In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, shareholders approved resolutions to amend and restate the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the 1996 Plan to December 31, 2013. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. As of March 31, 2006, there are 25,600,000 shares authorized under the 1996 Plan.
     1999 Outside Director Stock Option Plan
     The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. In 2004, shareholders approved resolutions to amend and restate the Director Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the Director Plan to December 31, 2013. A total of 800,000 shares of common stock have been reserved under the Director Plan. On April 4, 2006, the Company amended its Non-Employee Director Compensation Plan. The changes to the plan provide that (i) the vesting of the annual stock option awards to the Company’s non-employee directors under the plan change from quarterly vesting over one year to quarterly vesting over two years, with full acceleration of vesting upon a change of control of the Company; and (ii) the amount of the Company’s annual restricted stock awards to the Company’s non-employee directors under the plan increase from shares of the Company’s common stock valued at $2,500 to shares of our common stock valued at $4,500.
     Primus Stock Option Plans
     In connection with the acquisition of Primus Knowledge Solutions, Inc., the Company assumed certain options, as defined in the merger agreement, issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (the Primus 1999 Plan) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (Primus 1999 NESC Plan) (together the Primus Stock Option Plans) subject to the same terms and conditions as set forth in the Primus Stock Option Plans, adjusted to give effect to the conversion under the terms of the merger agreement. All options assumed by the Company pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted to options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. At March 31, 2006, there were 1,920,000 shares available for grant under the Primus 1999 Plan. No additional options will be granted under the Primus 1999 NESC Plan.
     While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest and become exercisable in an annual installment of 25% on each of the first anniversary of the date of grant and then vest and become exercisable in installments of 6.25% per quarter over the next three years. The maximum contractual term of all options is ten years.
     1999 Employee Stock Purchase Plan
     The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 5,000,000 shares of ATG’s common stock to participating employees. All ATG employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. The purchase price is 85% of the closing market price of ATG’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. The Stock Purchase Plan offering period is quarterly. As such, the first day of each quarter is the beginning of each offering period and is the grant date for the purposes of recognizing the stock-based compensation expense. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Stock Purchase Plan.
Grant-Date Fair Value
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following estimated weighted average assumptions:

	Three Months Ended
Stock Options	March 31, 2006	March 31, 2005

Options granted (in thousands)	2,307	2,818
Weighted-average exercise price	$2.90	$1.25
Weighted-average grant date fair-value	$2.51	$0.82
Assumptions:
Expected volatility	115%	93.7%
Expected term (in years)	6.25	4.0
Risk-free interest rate	4.55%	3.62%
Expected dividend yield	0%	0.0%
     Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s stock. As such, the Company uses historical volatility to estimate the grant-date fair value of stock options. The historical volatility is calculated for the period that is commensurate with the option’s expected term.
Expected term — in the first quarter of fiscal 2006, the Company was unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company has utilized the safe harbor provision in Staff Accounting Bulletin No. 107 to determine the expected term of its stock options. With respect to options granted on or before December 31, 2005, the Company was able to use employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation.
Risk-free interest rate — the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term is used as the risk-free interest rate.
Expected dividend yield –the Company’s Board of Directors did not declare a dividend for the first quarter 2006 and historically has not declared dividends nor expects to issue dividends. As such, the Company uses a 0% expected dividend yield.
Expense
     The Company uses and has historically used the straight-line attribution method to recognize expense for stock options.
     The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 7.7% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
     The adoption of SFAS 123R on January 1, 2006 had the following impact on the first quarter of fiscal 2006 results: operating profit before tax and net income were reduced by $594,000, and basic and diluted EPS were reduced by $0.01.
     The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the first three months of fiscal 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for the first quarter of fiscal 2006 are the same, since stock-based compensation expense was calculated under the provisions of SFAS 123R.

Three Months
Ended
March 31, 2005
(in thousands, except per share amounts)
Net income, as reported	$1,408
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,458)

Pro forma net loss	$(50)

Earnings (loss) per share:
Basic — as reported	$0.01
Basic — pro forma	$(0.00)
Diluted — as reported	$0.01
Diluted — pro forma	$(0.00)

Option Activity
A summary of the activity under the Company’s stock option plans as of March 31, 2006 and changes during the three-month period then ended, is presented below (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term in Years	Value
Options outstanding at December 31, 2005	13,244	$2.33
Options granted	2,307	2.90
Options exercised	(651)	1.10
Options forfeited	(193)	1.30
Options expired	(191)	4.34

Options outstanding at March 31, 2006	14,516	$2.46	7.8	$23,457

Options exercisable at March 31, 2006	7,075	$3.22	6.9	$9,395

Options vested or expected to vest at March 31, 2006 (1)	13,449	$2.47	8.1	$22,044

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
     During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.2 million and the total amount of cash received from exercise of these options was $714,000.
     As of March 31, 2006, there was $8.7 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 2.9 years.
     (h) Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income, which includes net income and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income consists of net income and foreign currency translation adjustments.

	Three Months Ended March 31, (in thousands)
	2006	2005
Net income	$2,641	$1,408
Foreign currency translation adjustment	(4)	53

Comprehensive income	$2,637	$1,461

     (i) Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral.
     At March 31, 2006 one customer balance, comprising product and services invoices, accounted for 10% of accounts receivable. At December 31, 2005 another customer balance, comprising product and services invoices, accounted for 21% of accounts receivable. One customer in the three-month period ended March 31, 2006 accounted for 10% of total revenues. A different customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2005.

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
     Revenues from sources outside of the United States were approximately $4.0 million and $5.9 million for the three months ended March 31, 2006 and March 31, 2005, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and the UK region. All of ATG’s product sales for the months ended March 31, 2006 and March 31, 2005, were delivered from its headquarters located in the United States.
     The following table represents the percentage of total revenues by geographic region for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
United States	81%	73%
Europe, Middle East and Africa (excluding UK)	11%	13%
United Kingdom (UK)	5%	12%
Asia Pacific	0%	1%
Other	3%	1%

	100%	100%

(3) Credit Facility and Notes Payable
     Credit Facility
          Effective June 13, 2002, ATG entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million.

The line of credit is secured by all of the Company’s tangible and intangible personal property and is subject to financial covenants including liquidity coverage and profitability.
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
     To avoid additional bank fees and expenses, the Company is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balances at the Bank fall below this amount, the Company will be required to pay fees and expenses to compensate the Bank for lost income. At March 31, 2006, the Company was in compliance with all related financial covenants. In the event that ATG does not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring ATG to cash collateralize its outstanding Letters of Credit (LC’s); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank.
     While there were no outstanding borrowings under the facility at March 31, 2006, the Bank had issued LC’s totaling $4.6 million on ATG’s behalf, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through January 2009. The line of credit bears interest at the Bank’s prime rate (7.75% at March 31, 2006). As of March 31, 2006, approximately $15.4 million was available under the facility.
     On May 9, 2006, the Company entered into a new real estate lease that requires a $738,000 letter of credit which will be issued under this credit facility.
(4) Acquisitions
     Acquisition of Primus Knowledge Solutions, Inc.
     In connection with the Company’s acquisition of Primus Knowledge Solutions, Inc. (Primus) in November 2004, the Company commenced integration activities which resulted in involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits was for 49 employees, primarily in general and administrative and research and development functions. The following summarizes the obligations recognized in connection with the Primus acquisition and activity to date (in thousands):

	Involuntary	Facilities Related
	Termination Benefits	Costs	Total
Obligation	$1,682	$376	$2,058
Payments	(464)	(97)	(561)

Balance December 31, 2004	1,218	279	1,497
Payments	(891)	(279)	(1,170)

Balance December 31, 2005	$327	$—	$327

Payments	—	—	—

Balance March 31, 2006	$327	$—	$327

     Intangible assets are being amortized based on the pattern in which the economic benefits of the intangible assets are being utilized or on a straight-line basis, if greater. Intangible assets consist of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Purchased technology	$3,600	$(1,462)	$2,138	$3,600	$(1,258)	$2,342
Customer relationships	4,200	(2,203)	1,997	4,200	(1,927)	2,273
Non-compete agreements	400	(189)	211	400	(156)	244

Total intangible assets	$8,200	$(3,854)	$4,346	$8,200	$(3,341)	$4,859

     Amortization expense from intangible assets was $513,000 and $579,000 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, amortization expense on intangible assets for the next four years is as follows (in thousands):

Remainder of 2006	$1,542
2007	1,740
2008	848
2009	216

Total	$4,346

(5) Commitments and Contingencies
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
(6) Restructuring
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
     As of March 31, 2006, the Company had an accrued restructuring liability of $4.1 million related to facility related costs. The long-term portion of the accrued restructuring liability was $1.9 million.

A summary of the Company’s charges and activity of restructuring accruals is as follows:

	Restructuring Charge (Benefit)
	2005	2004	2003	2002	2001	Total
	(In thousands)
Facility-related costs and impairments	$1,817	$1,488	$1,464	$14,634	$59,418	$78,821
Employee severance and benefits costs		2,461	1,236	3,553	7,938	15,188
Asset impairments					4,205	4,205
Exchangeable share settlement					1,263	1,263
Marketing costs					851	851
Legal and accounting					405	405

Restructuring Charges	1,817	3,949	2,700	18,187	74,080	100,733

Adjustments to 2001 action, net	(792)	(60)	(8,468)	818	1,500	(7,002)
Adjustments to 2002 action, net	43	(242)	(5,118)			(5,317)
Adjustments to 2003 action, net	74	(77)	410			407
Adjustments to 2004 action, net	(257)					(257)

Total adjustments of prior actions, net	(932)	(379)	(13,176)	818	1,500	(12,169)

Restructuring charge (benefit)	$885	$3,570	$(10,476)	$19,005	$75,580	$88,564

Restructuring charges for the year ended December 31, 2001					$74,080	$74,080
Changes in estimates resulting in additional charges					9,700	9,700
Changes in estimates reducing accruals					(8,200)	(8,200)
Write-offs					(16,219)	(16,219)
Facility related payments					(6,308)	(6,308)
Employee related payments					(6,748)	(6,748)
Legal and accounting payments					(232)	(232)

Balance December 31, 2001					$46,073	$46,073

Restructuring charges for the year ended December 31, 2002				$18,187		$18,187
Changes in estimates resulting in additional charges				—	2,207	2,207
Changes in estimates reducing accruals				—	(1,389)	(1,389)
Write-offs				(2,613)	—	(2,613)
Facility related payments				—	(9,016)	(9,016)
Employee related payments				—	(920)	(920)
Legal and accounting payments				—	(173)	(173)

Balance December 31, 2002				$15,574	$36,782	$52,356

Restructuring charges for the year ended December 31, 2003			$2,700	—	—	$2,700
Changes in estimates resulting in additional charges			494	4,421	2,998	7,913
Changes in estimates reducing accruals			(84)	(7,321)	(11,466)	(18,871)
Write-offs			(371)	—	536	165
Facility related payments			(70)	(2,993)	(18,143)	(21,206)
Employee related payments			(994)	(3,794)	(270)	(5,058)

Balance December 31, 2003			$1,675	$5,887	$10,437	$17,999

Restructuring charges for the year ended December 31, 2004		$3,949				$3,949
Changes in estimates resulting in additional charges		—	—	—	112	112
Changes in estimates reducing accruals		—	(77)	(242)	(172)	(491)
Write-offs		(667)	—	—	—	(667)
Facility related payments		(71)	(179)	(4,490)	(4,066)	(8,806)
Employee related payments		(892)	(46)	—	—	(938)

Balance December 31, 2004		$2,319	$1,373	$1,155	$6,311	$11,158

Restructuring charges for the year ended December 31, 2005	$1,817					$1,817
Changes in estimates resulting in additional charges	—	200	98	91	—	389
Changes in estimates reducing accruals	—	(457)	(24)	(48)	(792)	(1,321)
Write-offs	(1,167)	—	—	—	—	(1,167)
Facility related payments	(264)	(317)	(428)	(548)	(2,676)	(4,233)
Employee related payments	—	(1,546)	—	—	—	(1,546)

Balance December 31, 2005	$386	$199	$1,019	$650	$2,843	$5,097

Facility related payments	$(66)	$(35)	$(221)	$(14)	$(658)	$(994)
Employee related payments		(52)				(52)

Balance March 31, 2006	$320	$112	$798	$636	$2,185	$4,051

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
     Facilities-Related Costs and Impairments
     During the second quarter of 2005, the Company relocated its San Francisco office and reduced the amount of space it occupies in San Francisco. As a result of this action and other minor facilities charges, the Company recorded facilities-related charges of $1.8 million primarily comprised of $1.0 million of deferred rent related to the abandoned space, $118,000 of leasehold improvements written down to their fair value, and $557,000 for an operating lease related to idle office space vacated, net of assumptions for sublease income based on an executed sublease agreement. In accordance with SFAS 146, the Company recorded the net present value of the net lease obligation.
   Abandoned Facilities Obligations
     At March 31, 2006, the Company had lease arrangements related to seven abandoned facilities. One of these leases is the subject of a lease settlement arrangement under which the Company is obligated to make payments through 2006. The lease agreements with respect to the other six facilities are ongoing. Of these locations, the restructuring accrual for the Reading, UK location is net of assumed sub-lease income, as no sub-lease agreement had been executed by March 31, 2006. The restructuring accrual for all other locations is either net of the contractual amounts due under an executed sub-lease agreement, or there is no assumed sub-lease income included in the accrual. All locations for which the Company has recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

	2006
Lease Locations	(Remaining)	2007	2008	2009	Total
Cambridge, MA*	$345				$345
Cambridge, MA	57				57
Cambridge, MA	300				300
Waltham, MA	1,096	1,452	1,452	364	4,364
Chicago, IL	265				265
San Francisco, CA	384	512			896
Reading, UK	426	538	538	134	1,636

Facility obligations, gross	2,873	2,502	1,990	498	7,863
Contracted and assumed sublet income	(1,067)	(1,401)	(1,149)	(287)	(3,904)

Net cash obligations	$1,806	$1,101	$841	$211	$3,959

Assumed sub-lease income	$64	$204	$204	$51	$523

*	represents a location for which the Company has executed a lease settlement agreement
(7) Litigation
     The Company and certain of its former officers have been named as defendants in seven purported class action suits that have been consolidated into one action currently pending in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation (Master File No. 01-CV-11731-NG). This case alleges that the Company and certain of its former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule SEC 10b-5 promulgated thereunder, which generally may subject issuers of securities and persons controlling those issuers to civil liabilities for fraudulent actions in connection with the purchase or sale of securities The case was originally filed in 2001, and a consolidated amended complaint was filed in March 2002. In April, 2002, the Company filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation was based on the veracity of a public statement made by one of the Company’s former officers. In August 2004, the Company filed a renewed motion to dismiss and motion for summary judgment as to the remaining allegation, which the court granted in September 2005. The plaintiffs have moved for leave to file a second consolidated amended complaint, which, if allowed, would revive some of the claims previously dismissed by the court. The court has deferred a final order of dismissal of plaintiffs’ case to allow it time to consider plaintiffs’ motion for leave to file a second consolidated amended complaint. The Company has opposed that motion. Management believes that none of the claims that plaintiffs seek to assert in their second amended complaint have merit, and intends to continue to defend the action vigorously. While the Company cannot predict with certainty the outcome of the litigation, the Company does not expect any material adverse impact to its business, or the results of our operations, from this matter.
     The Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus, and the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York under the caption In re Primus Knowledge Solutions, Inc. Securities Litigation, Civil Action 01-Civ.-11201 (SAS) on behalf of a purported class of purchasers of Primus common stock from June 30, 1999 to December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus’ initial public offering. The consolidated and amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) (and SEC Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. This action is one of more than 300 similar actions coordinated for pretrial purposes under the caption In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of Primus’s Board of Directors at the time of the actions challenged in the litigation), Primus decided to accept a settlement proposal presented to all issuer defendants. In the settlement, plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. The Company will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that the Company believes is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final Court approval after proposed settlement class members have an opportunity to object or opt out. If the settlement does not occur, and litigation against Primus continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
     The Company are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.
(8) Subsequent Event
New Real Estate Lease
     On May 9, 2006, the Company executed a five year, four month real estate lease for its new corporate headquarters in Cambridge, Massachusetts. The real estate lease requires a letter of credit in the amount of $738,000 which the Company will execute under its credit facility as described in Note 3. The minimum annual payments under the real estate lease are as follows:

August 2006 – December 2007	$1,933,000
January 2008 – December 2008	$1,451,000
January 2009 – December 2009	$1,496,000
January 2010 – December 2010	$1,541,000
January 2011 – December 2011	$1,585,000
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes contained in Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those referred to in Item 1A, “Risk Factors”.

     We were incorporated in 1991 in the State of Delaware and have been a publicly traded corporation since 1999. Our corporate headquarters are at 25 First Street, Cambridge, Massachusetts 02141. Our Internet web site address is www.atg.com.
     We develop and market an integrated suite of Internet commerce, service and marketing solutions, as well as related services, including support and maintenance, education, application hosting and professional services. We have licensed our products to more than 600 customers.
     From 1991 through 1995, we functioned primarily as a professional services organization in the Internet commerce market. In 1996, we began offering Internet commerce and software solutions, initially focusing on infrastructure products such as our ATG Dynamo Application Server. In 2004, we began to offer our clients hosted services as an alternative delivery model for our application solutions. In late 2005, we released our new Wisdom application suite, combining the ATG and Primus products. The Wisdom suite provides integrated commerce, marketing and customer service/support solutions on a common platform. ATG Wisdom represents our strategy for enabling enterprises to create a more relevant and consistent experience for their customers across the Web, e-mail, call center, and mobile channels, and throughout the marketing, commerce, and service lifecycle.
     We derive our revenues from the sale of software licenses and related services to consumer-facing organizations. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training, support and maintenance, and application hosting. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in limited cases, on a fixed-price schedule defined in our contracts. Support and maintenance arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. Revenue from application hosting services is recognized monthly as the services are provided. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
     As of March 31, 2006 we had offices in the United States, United Kingdom, France and Northern Ireland with sales personnel in United States, United Kingdom and France. Revenues from customers outside the United States accounted for 19% and 27% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.
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
     The following represents the only material changes in our judgments or estimates during the first quarter of 2006. For a more detailed explanation of the other judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, or SEC.
Stock-Based Compensation Expense
     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the first three months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
     The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected term of the option, and dividends (if any). Expected volatility is determined exclusively on historical volatility data of our common stock based on the estimated term of our stock options. The expected term of our stock options is calculated using the safe harbor provisions in SAB 107 because we currently do not have sufficient data in a manageable manner to determine the term of our stock options based on employee exercise and termination patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.
     We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 7.7% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Results of Operations
     The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	March 31,
	2006	2005

Revenues:
Product license	34%	34%
Service	66%	66%

Total revenues	100%	100%

Cost of revenues:
Product license	2%	3%
Services	28%	25%

Total cost of revenues	30%	27%

Gross margin	70%	73%

Operating expenses:
Research and development	20%	21%
Sales and marketing	29%	31%
General and administrative	11%	14%
Restructuring charge	—	1%

Total operating expenses	60%	66%

Income from operations	10%	6%
Interest and other income (expense), net	1%	0%

Income before provision for income taxes	11%	6%
Provision for other taxes	—	0%

Net income	11%	6%

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues and the related gross margins:

	Three Months Ended
	March 31,
	2006	2005

Cost of product license revenues	6%	8%
Gross margin on product license revenues	94%	92%
Cost of service revenues	42%	37%
Gross margin on service revenues	58%	63%
Three Months ended March 31, 2006 and 2005
Revenues
     Total revenues increased 9% to $24.0 million for the three months ended March 31, 2006 from $22.0 million for the three months ended March 31, 2005. The increase is primarily attributable to an increase in support and maintenance revenue and product license revenue. Revenues generated from international customers decreased to $4.5 million, or 19% of total revenues, for the three months ended March 31, 2006, from $5.9 million, or 27% of total revenues, for the three months ended March 31, 2005. We expect full year 2006 revenues in the range of $97 million to $105 million.
     One customer accounted for more than 10% of our total revenues for the three months ended March 31, 2006. A different customer accounted for more than 10% of our revenues for the three months ended March 31, 2005.
Product License Revenues
     Product license revenues increased 10% to $8.1 million for the three months ended March 31, 2006 from $7.4 million for the three months ended March 31, 2005. The increase is primarily attributable to increased sales levels of our legacy products and to our new Wisdom product offering that fully integrates our products with those acquired in connection with the Primus acquisition in November 2004. Product license revenues generated from international customers decreased to $1.0 million for the three months ended March 31, 2006 from $2.2 million for the three months ended March 31, 2005. The decrease in international revenues was primarily due to timing of certain deals.
     Product license revenues as a percentage of total revenues for the three months ended March 31, 2006 and 2005 were 34%. We expect this percentage to be in the range of 32% to 36% in 2006.
     Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable payment terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 15 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period depending on the revenues from large deals, if any, closed through this channel during any period. No resellers accounted for more than 10% of our revenues for the quarter ended March 31, 2006 and 2005.
     The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Reseller revenues	$411	$760
Percentage of product revenues	5%	10%
Services Revenues
     Services revenues increased 9% to $15.9 million for the three months ended March 31, 2006 from $14.6 million for the three months ended March 31, 2005. The increase was attributable to new service revenue, primarily service and maintenance, resulting from higher license revenue in both the three month period ended December 2005 and March 31, 2006 as compared to the same periods in 2004 and 2005, respectively. The nature of our license transactions is such that they typically generate related maintenance, education and professional service revenues. These related service revenues may be realized both in the quarter the license revenue is recognized and in subsequent quarters. We expect services revenues to be higher in 2006 as compared to 2005 and to decrease slightly as a percentage of total revenues.
     Support and maintenance revenues were 61% of total service revenues for the three months ended March 31, 2006 as compared to 64% for the three months ended March 31, 2005. Support and maintenance revenues, on a dollar value basis, were higher for the three months ended March 31, 2006. The increase in support and maintenance revenue was a result of increased license revenue.

     Revenue from hosting services increased 23% to 1.6 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005. We expect hosting service revenue to become a larger portion of our services revenue as a result of our new OnDemand product offering.
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
     Cost of product license revenues decreased 16% to $498,000 for the three months ended March 31, 2006 from $593,000 for the three months ended March 31, 2005. This decrease was primarily related to a $90,000 decrease in third party royalties due to the mix of products sold.
Gross Margin on Product License Revenues
     For the three months ended March 31, 2006 and 2005, gross margin on product license revenues was 94%, or $7.6 million, and 92%, or $6.8 million, respectively. This increase was primarily related to the scaling of our fixed costs over a larger revenue base.
Cost of Services Revenues
     Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally cost of services revenue includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of equipment and hosting space required.
     Cost of services revenues increased 23% to $6.7 million for the three months ended March 31, 2006 from $5.4 million for the three months ended March 31, 2005. The increase was primarily attributable to an increase of $807,000 in outside professional services, a $122,000 increase in bandwidth costs and a $133,000 expense related to our adoption of FAS 123R in the first quarter of 2006.
Gross Margin on Services Revenues
     For the three months ended March 31, 2006 and 2005, gross margin on services revenues was 58%, or $9.2 million, and 63%, or $9.2 million, respectively. The decrease in gross margin was primarily attributable to the change in service revenue mix, our continued investment in OnDemand services and a $133,000 expense related to our adoption of FAS 123R in the first quarter of 2006. The nature of our OnDemand service requires us to make an upfront fixed investment in both people and capital before we realize economies of scale in our infrastructure.
     We expect gross margin on services revenues in 2006 to be in the 60% to 64% range.
Research and Development Expenses
     Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.
     Research and development expenses increased 5% to $4.8 million for the three months ended March 31, 2006 from $4.6 million for the three months ended March 31, 2005, and decreased as a percentage of revenue from 21% to 20%. The increase in spending was primarily attributable to a $324,000 increase in compensation expense which includes a $153,000 SFAS 123R charge combined with a $261,000 increase in our outside services and professional fees, partially offset by a $243,000 reduction in certain overhead costs and a $80,000 reduction in equipment expenses. We anticipate that research and development expenses will increase in 2006, but will remain consistent, as compared with 2005, as a percentage of total revenues.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

     Sales and marketing expenses increased 2% to $6.9 million for the three months ended March 31, 2006 from $6.8 million for the three months ended March 31, 2005. The increase is primarily attributable to a $355,000 decrease in overhead expenses, offset in part by an increase in compensation expense which includes a $173,000 SFAS 123R charge.
     For the three months ended March 31, 2006 and 2005, sales and marketing expenses as a percentage of total revenues were 29% and 31%, respectively. We anticipate that 2006 sales and marketing expenses as a percentage of total revenues will be consistent with the 2005 level. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
     General and administrative expenses decreased 10% to $2.7 million for the three months ended March 31, 2006 from $3.0 million for the three months ended March 31, 2005. The decrease is primarily due to a $259,000 decrease in outside professional services. The reduction in outside professional services is attributable to the decreased costs of Sarbanes-Oxley compliance and the integration of the Primus acquisition in comparison with the corresponding period in 2005.
     For the three months ended March 31, 2006 and 2005, general and administrative expenses as a percentage of total revenues were 11% and 14%, respectively. We anticipate that general and administrative expenses will decrease slightly, as compared with 2005, as a percentage of revenue.
Stock-based Compensation Expense
     During the first quarter of fiscal 2006, on January 1, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. In the first quarter of fiscal 2006, we recognized $594,000 of total stock-based compensation expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R impacted diluted EPS for the first quarter of fiscal 2006 by $0.01.
     Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We are using the straight-line attribution method to recognize expense for all grants.
     As of March 31, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $8.7 million, which will be recognized over a weighted average period of 2.9 years.
     See Note (1)(g) to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Restructuring
     During each of the last five calendar years we have taken restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When changes or circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. For detailed information about our restructuring activities and related costs and accruals, see Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
     We recorded no restructuring charges nor made adjustments to existing restructuring accruals in the three months ended March 31, 2006. During the three months ended March 31, 2005, we recorded restructuring charges of $204,000, which were primarily due to adjustments in estimates related to the 2004 restructuring charge for employee severance benefits payable in international geographies. As of March 31, 2006, we had an accrued restructuring liability of $4.1 million related to facility related costs. The long-term portion of the accrued restructuring liability was $1.9 million.

     Abandoned Facilities Obligations
     At March 31, 2006, we had lease arrangements related to seven abandoned facilities. One of these leases is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. The lease agreements with respect to the other six facilities are ongoing. Of these locations, the restructuring accrual for the Reading, UK location is net of assumed sub-lease income, as no sub-lease agreement had been executed by March 31, 2006. The restructuring accrual for all other locations is either net of the contractual amounts due under an executed sub-lease agreement, or there is no assumed sub-lease income included in the accrual. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

	2006
Lease Locations	(Remaining)	2007	2008	2009	Total
Cambridge, MA*	$345				$345
Cambridge, MA	57				57
Cambridge, MA	300				300
Waltham, MA	1,096	1,452	1,452	364	4,364
Chicago, IL	265				265
San Francisco, CA	384	512			896

	2006
Lease Locations	(Remaining)	2007	2008	2009	Total
Reading, UK	426	538	538	134	1,636

Facility obligations, gross	2,873	2,502	1,990	498	7,863
Contracted and assumed sublet income	(1,067)	(1,401)	(1,149)	(287)	(3,904)

Net cash obligations	$1,806	$1,101	$841	$211	$3,959

Assumed sub-lease income	$64	$204	$204	$51	$523

*	represents a location for which the Company has executed a lease settlement agreement
Interest and Other Income (Expense), Net
     Interest and other income (expense), net increased to $278,000 for the three months ended March 31, 2006 from $11,000 for the three months ended March 31, 2005. The increase was primarily due to an increase in interest income resulting from our higher average cash balance.
Provision for Income Taxes
     We expect to have minimal or no Federal or foreign income taxes in 2006 due to our projection of a taxable loss in our domestic and certain foreign locations for 2006 and the use of net operating loss carryforwards. As a result of historical net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards, research credit carryforwards and other net deferred tax assets. The tax provision recorded for the three months ended March 31, 2005 related to certain foreign locations.
Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At March 31, 2006, we had $28.9 million in cash and cash equivalents and $7.3 million in marketable securities.
     Cash provided by operating activities was $2.8 million for the three months ended March 31, 2006. This consisted of net income of $2.6 million, depreciation and amortization of $1.0 million, and amortization of stock compensation expense of $594,000 and a decrease in accounts receivable of $1.0 million, offset by decreases in accrued liabilities of $2.1 million and accrued restructuring of $1.0 million. Other changes in working capital items consisted primarily of an increase in prepaid expenses of $488,000, an increase in accounts payable of $491,000 an increase deferred revenues of $436,000 and a decrease in deferred rent of $141,000.
     Cash used in operating activities was $2.7 million for the three months ended March 31, 2005. This consisted of net income of $1.4 million, depreciation and amortization of $1.1 million and, a decrease in accounts receivable of $3.7 million, offset by a decrease in accrued restructuring of $1.9 million. Other changes in working capital items consisted primarily of $1.3 million in cash used to reduce accrued expenses, an increase in prepaid expenses of $860,000, a decrease in accounts payable of $2.2 million and a decrease in deferred revenues of $3.0 million
     Net cash provided by our investing activities for the three months ended March 31, 2006 was $1.2 million consisting primarily of net proceeds from maturity of marketable securities of $2.2 million offset by capital expenditures of $1.0 million.
     We expect that capital expenditures will total approximately $6.0 million for the year ending December 31, 2006.
     Our investing activities for the three months ended March 31, 2005 used cash of $371,000 and consisted primarily of capital expenditures of $96,000, net proceeds from maturity of marketable securities of $531,000, acquisition costs paid of $1.0 million, and a decrease in other assets of $204,000
     Net cash provided by financing activities was $826,000 for the three months ended March 31, 2006, representing proceeds of $863,000 from the employee stock purchase plan and the exercise of stock options, offset by principal payments on notes payable and capital leases of $37,000.
     Net cash provided by financing activities was $424,000 for the three months ended March 31, 2005, representing proceeds from the employee stock purchase plan and the exercise of stock options, offset by principal payments on notes payable of $324,000.
Accounts Receivable and Days Sales Outstanding
     Our accounts receivable balance and days sales outstanding, or DSO, as of March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
DSO	73	86
Revenue	$23,956	$90,646
Accounts Receivable (excluding unbilled accounts receivable and non-trade receivables)	$19,398	$21,459
     As of March 31, 2006 our DSO had decreased significantly from the DSO at December 31, 2005 due to collections on support and maintenance renewals as well as the effect of receiving payments during the quarter on deals that were recognized into revenue during the quarter.

Credit Facility
          Effective June 13, 2002, we entered into a $15 million revolving line of credit with Silicon Valley Bank (the Bank) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million.
     The line of credit is secured by all of our tangible and intangible personal property and is subject to financial covenants including liquidity coverage and profitability.
     During the fourth quarter of 2005, we extended the line of credit through February 7, 2006. In February 2006, we entered into the Ninth Loan Modification Agreement (the Ninth Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Ninth Amendment, the revolving line of credit was extended to January 31, 2008 and the profitability covenant was revised to require net income of at least $1.00 for the quarter ending March 31, 2006 and net income of at least $500,000 for the quarter ending June 30, 2006 and each quarter thereafter. We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20 million at the end of each month through the duration of the credit facility.
     To avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, we will be required to pay fees and expenses to compensate the Bank for lost income. At March 31, 2006, we were in compliance with all related financial covenants. In the event that we do not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize its outstanding Letters of Credit (LC’s); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or our account and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank.
     While there were no outstanding borrowings under the facility at March 31, 2006, the Bank had issued LC’s totaling $4.6 million on our behalf, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through January 2009. The line of credit bears interest at the Bank’s prime rate (7.75% at March 31, 2006). As of March 31, 2006, approximately $15.4 million was available under the facility.
     On May 9, 2006, we entered into a new real estate lease that requires a $738,000 letter of Credit which will be issued under this credit facility.
Contractual Obligations
     On March 31, 2006, our contractual cash obligation, which consists of operating and capital leases, were as follows (in thousands):

	Payments Due by Period
					After
					5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Lease Commitments[1]	$10,782	$4,989	$5,711	$82	$—
Notes Payable	189	189	—	—	—
	$10,971	$5,178	$5,711	$82	$—
1New Real Estate Lease
     On May 9, 2006, the we executed a five year, four month real estate lease for our new corporate headquarters in Cambridge, Massachusetts. The real estate lease requires a letter of credit in the amount of $738,000 which we will execute under our credit facility described above. The minimum annual payments under the real estate lease are as follows, which are not included in the table above:

August 2006 – December 2007	$1,933,000
January 2008 – December 2008	$1,451,000
January 2009 – December 2009	$1,496,000
January 2010 – December 2010	$1,541,000
January 2011 – December 2011	$1,585,000
     We believe that our balance of $36.1 million in cash and cash equivalents and marketable securities at March 31, 2006, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
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
          There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include referred to under heading “Risk Factors”, as well as those discussed elsewhere in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes to the fair values of these securities since March 31, 2006.
          The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound and Euro that are remeasured at each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at September 30, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at March 31, 2006 we held no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
Entry into a Material Definitive Agreement
New lease agreement
     On May 9, 2006 we entered into a lease agreement with RREEF America REIT Corp. PPP as landlord with respect to approximately 45,000 square feet of space at One Main Street, Cambridge, Massachusetts. We intend to relocate our headquarters facility to these new premises upon the expiration of our current lease in August 2006. The new lease, which expires on December 31, 2011, provides for monthly rental payments in the aggregate amount of approximately $1.4 million per year through 2007, increasing annually thereafter to a maximum of $1.6 million in 2011. In addition, we are required to pay as additional rent our proportionate share of the amount, if any, by which certain expenses incurred by the landlord exceed specified amounts. To secure our performance of our obligations to the landlord, we will be required to have our bank issue for the landlord’s account an irrevocable standby letter of credit in the initial amount of approximately $781,000. A copy of this lease in its entirety is included as Exhibit 10.33 to this quarterly report.
Non-Employee Director Compensation Plan
On April 4, 2006 we amended our Non-Employee Director Compensation Plan. The changes to the plan provide that:
•	the vesting of our annual stock option awards to our non-employee directors under the plan will change from quarterly vesting over one year to quarterly vesting over two years, with full acceleration of vesting upon a change of control of our company; and

•	the amount of our annual restricted stock awards to our non-employee directors under the plan will increase from shares of our common stock valued at $2,500 to shares of our common stock valued at $4,500.
A copy of the plan, as so amended, is set forth as Exhibit 10.33 to this quarterly report and incorporated herein by reference.

Item 6. Exhibits
     Exhibits
     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003)
     3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 dated July 6, 2001)
     4.1 Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001)
     10.32 Ninth Loan Modification Agreement dated February 10, 2006 with Silicon Valley Bank
     10.33 Lease agreement dated May 9, 2006 with RREEF America REIT Corp. PPP
     10.34 Non-Employee Director Compensation Plea, as amended*
     31.1 Certifications of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certifications of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certifications of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contract or compensatory plan.

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
Date: May 10, 2006