Form 10-Q
period 2006-06-30
ART TECHNOLOGY GROUP INC
filed 2006-08-08
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006 there were 111,796,110 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$28,683	$24,060
Marketable Securities	8,722	9,509
Accounts receivable, net of reserves of $527 ($778 in 2005)	24,557	21,459
Prepaid expenses and other current assets	2,148	1,130

Total current assets	64,110	56,158

Property and equipment, net	3,619	2,995
Goodwill	27,347	27,347
Intangible assets, net	3,832	4,859
Other assets	1,275	1,406

	$100,183	$92,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,427	$2,719
Accrued expenses	12,398	13,359
Deferred revenue	22,336	21,113
Accrued restructuring, short-term	2,423	3,012
Capital lease obligations, current portion	66	56
Notes Payable	—	198

Total current liabilities	40,650	40,457

Capital lease obligations, less current portion	24	63
Accrued restructuring, less current portion	1,672	2,085
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized -10,000,000 shares; Issued and outstanding-no shares	—	—
Common stock, $0.01 par value; Authorized-200,000,000 shares; Issued and outstanding-111,784,454 shares and 110,637,606 shares at June 30, 2006 and December 31, 2005, respectively	1,117	1,106
Additional paid-in capital	254,312	251,454
Accumulated deficit	(194,550)	(199,466)
Accumulated other comprehensive loss	(3,042)	(2,934)

Total stockholders’ equity	57,837	50,160

	$100,183	$92,765

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product licenses	$9,122	$5,319	$17,222	$12,702
Services	16,107	14,942	31,963	29,553

Total revenues	25,229	20,261	49,185	42,255

Cost of Revenues:
Product licenses	518	378	1,016	942
Services	6,903	5,367	13,568	10,806

Total cost of revenues	7,421	5,745	14,584	11,748

Gross Profit	17,808	14,516	34,601	30,507

Operating Expenses:
Research and development	5,119	4,548	9,946	9,137
Sales and marketing	7,894	6,996	14,817	13,796
General and administrative	2,744	2,704	5,424	5,692
Restructuring charge	323	671	323	875

Total operating expenses	16,080	14,919	30,510	29,500

Income (loss) from operations	1,728	(403)	4,091	1,007
Interest and other income, net	547	89	825	100

Income (loss) before provision for income taxes	2,275	(314)	4,916	1,107
Provision for income taxes	—	13	—	26

Net Income (loss)	$2,275	$(327)	$4,916	$1,081

Basic net income per share	$0.02	$(0.00)	$0.04	$0.01

Diluted net income per share	$0.02	$(0.00)	$0.04	$0.01

Basic weighted average common shares outstanding	111,515	109,218	111,225	108,950

Diluted weighted average common shares outstanding	117,161	109,218	116,471	110,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$4,916	$1,081
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,055	2,097
Amortization of stock compensation expense	1,499	—
Non-cash restructuring charge	—	1,167
Changes in current assets and liabilities:		—
Accounts receivable, net	(3,098)	5,234
Prepaid expenses and other current assets	(1,018)	(1,298)
Deferred Rent	282	382
Accounts payable	709	(1,258)
Accrued expenses	(961)	(1,397)
Deferred revenues	1,223	(3,502)
Accrued restructuring	(1,002)	(4,091)

Net cash provided by (used in) operating activities	4,605	(1,585)

Cash Flows from Investing Activities:
Purchases of marketable securities	(7,089)	(2,908)
Maturities of marketable securities	7,876	2,490
Purchases of property and equipment	(1,742)	(271)
Payment of acquisition costs	—	(1,010)
Decrease in other assets	(151)	241

Net cash used in investing activities	(1,106)	(1,458)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,059	683
Proceeds from employee stock purchase plan	311	393
Principal payments on notes payable	(198)	(360)
Payments on capital leases	(29)	(28)

Net cash provided by financing activities	1,143	688

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(19)	142
Net Increase (Decrease) in Cash and Cash Equivalents	4,623	(2,213)

Cash and Cash Equivalents, Beginning of Period	24,060	21,310

Cash and Cash Equivalents, End of Period	$28,683	$19,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization, Business and Summary of Significant Accounting Policies
Art Technology Group, Inc. (ATG or the Company) offers an integrated suite of Internet online marketing, sales and service applications, as well as related application development, integration, hosting and support services. The Company was incorporated in 1991 in the State of Delaware and has been a publicly traded corporation since 1999.
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
(c) Revenue Recognition
ATG earns product license revenues from licensing the rights to use its software to end-users. ATG also generates service revenues from integrating its software with its customers’ operating environments, the sale of support and maintenance services, the sale of certain other consulting and development services and hosting services. ATG has separate agreements with its customers that govern the terms and conditions of its software licenses, consulting, hosting and support and maintenance services. These separate agreements, along with ATG’s business practices regarding pricing and of selling services separately, provide the basis for establishing vendor-specific objective evidence of fair value. This allows ATG to allocate revenue to the undelivered elements in a multiple element arrangement and apply the residual method under Statement of Position (SOP) No. 97-2 (SOP 97-2) , Software Revenue Recognition and SOP No. 98-9 (SOP 98-9), Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software support and maintenance or application hosting agreements are recognized ratably over the term of the support and maintenance or application hosting period, which for application hosting and support and maintenance is typically one year or two years. The Company accounts for these transactions in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and generally recognizes the product license fee upon delivery of the software license because the Company has established the fair value of vendor-specific objective evidence of hosting services, the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalties, and it is feasible for the customer to run the software on its own hardware or contract with another party to host the software. ATG enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements based upon actual sales to the resellers. ATG does not grant its resellers the right of return or price protection.

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
(d) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options. In accordance with SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$2,275	$(327)	$4,916	$1,081

Weighted average common shares outstanding used in computing basic net income per share
	111,515	109,218	111,225	108,950

Dilutive employee common stock options	5,646	—	5,246	1,789

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share
	117,161	109,218	116,471	110,739

Basic net income (loss) per share	$0.02	$(0.00)	$0.04	$0.01

Diluted net income (loss) per share	$0.02	$(0.00)	$0.04	$0.01

Anti-dilutive common stock options	3,506	10,529	2,773	9,859

(e) Cash, Cash Equivalents and Marketable Securities
ATG accounts for investments in marketable securities under Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments consisting of cash equivalents and marketable securities, for which ATG has the positive intent and the ability to hold to maturity, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than 90 days. At June 30, 2006 and December 31, 2005, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 3.1 and 3.2 months at June 30, 2006 and December 31, 2005 respectively. At June 30, 2006 and December 31, 2005, the difference between the carrying value and market value of ATG’s marketable securities were unrealized losses of approximately $16,000 and $18,000, respectively. At June 30, 2006 and December 31, 2005, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Cash and cash equivalents:
Cash	$18,882	$15,473
Money market accounts	4,656	5,253
U.S. Treasury and U.S. Government Agency securities	—	1,323
Commercial paper	5,145	2,011

Total cash and cash equivalents	$28,683	$24,060

Marketable securities:
U.S. Treasury and U.S. Government Agency securities	$398	$389
Certificate of Deposit	874	450
Commercial paper	2,220	2,011
Corporate debt securities	5,230	6,659

Total marketable securities	$8,722	$9,509

(f) Income Taxes
ATG expects to have no Federal and minimal foreign income taxes in 2006 due to its projection of taxable losses in domestic and certain foreign locations in 2006 and the use of net operating loss carry-forwards. Accordingly, no Federal taxes have been recorded for the three and six months ended June 30, 2006. Taxes recorded for the three and six month periods ended June 30, 2005 were for foreign locations. As a result of historical net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided for a full valuation allowance for its net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between book and tax income that give rise to a tax loss for 2006 are due to the amortization of capitalized research and development expenses and estimated lease restructuring payments, partially offset by SFAS 123R stock compensation expenses.
(g) Stock Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company currently grants stock options under the following equity compensation plans:
1996 Stock Option Plan
In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, shareholders approved resolutions to amend and restate the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the 1996 Plan to December 31, 2013. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. As of June 30, 2006, there are 25,600,000 shares authorized under the 1996 Plan and 7,192,369 shares available for grant.
1999 Outside Director Stock Option Plan
The 1999 Outside Director Stock Option Plan (Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. In 2004, shareholders approved resolutions to amend and restate the Director Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the Director Plan to December 31, 2013. A total of 800,000 shares of common stock have been reserved under the Director Plan. On April 4, 2006, the Company amended its Non-Employee Director Compensation Plan. The changes to the plan provide that (i) the vesting of the annual stock option awards to the Company’s non-employee directors under the plan change from quarterly vesting over one year to quarterly vesting over two years, with full acceleration of vesting upon a change of control of the Company; and (ii) the amount of the Company’s annual restricted stock awards to the Company’s non-employee directors under the plan increase from shares of the Company’s common stock valued at $2,500 to shares of the Company’s common stock valued at $4,500.
Primus Stock Option Plans
In connection with the acquisition of Primus Knowledge Solutions, Inc. (Primus) in November 2004 the Company assumed certain options issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (the Primus 1999 Plan) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (Primus 1999 NESC Plan) (together the Primus Stock Option Plans) subject to the same terms and conditions as set forth in the Primus Stock Option Plans, adjusted to give effect to the conversion under the terms of the merger agreement.

All options assumed by the Company pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted to options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vested over four years and remain exercisable for a period not to exceed ten years. At June 30, 2006, there were 1,920,000 shares available for grant under the Primus 1999 Plan. No additional options will be granted under the Primus 1999 NESC Plan.
While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest and become exercisable in an annual installment of 25% on the first anniversary of the date of grant and then vest and become exercisable in installments of 6.25% per quarter over the next three years. The maximum contractual term of all options is ten years.
1999 Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 6,500,000 shares of ATG’s common stock to participating employees. All ATG employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. The purchase price is 85% of the closing market price of ATG’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. The Stock Purchase Plan offering period is quarterly. As such, the first day of each quarter is the beginning of each offering period and is the grant date for the purposes of recognizing the stock-based compensation expense. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Stock Purchase Plan.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and six months ended June 30, 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Six months ended June 30,		Three months ended June 30,
Stock Options	2006	2005	2006	2005

Options granted (in thousands)	2,956	3,334	694	521
Weighted-average exercise price	$2.87	$1.22	$2.73	$1.07
Weighted-average grant date fair-value	$2.52	$0.83	$2.38	$0.77
Assumptions:
Expected volatility	115%	93.5%	11.5%	93.5%
Expected term (in years)	6.25	4	6.25	4
Risk-free interest rate	4.94	3.83%	4.94%	3.83%
Expected dividend yield	—	—	—	—
Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s stock. As such, the Company uses historical volatility to estimate the grant-date fair value of stock options. The historical volatility is calculated for the period that is commensurate with the option’s expected term.
Expected term — In the first and second quarters of fiscal 2006, the Company was unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company has utilized the safe harbor provision in Staff Accounting Bulletin No. 107 to determine the expected term of its stock options. With respect to options granted on or before December 31, 2005, the Company was able to use employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation.
Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term is used as the risk-free interest rate.
Expected dividend yield –The Company’s Board of Directors did not declare a dividend for the first or second quarters of 2006 and historically has not declared dividends nor expects to issue dividends. As such, the Company uses a 0% expected dividend yield.

Expense
The Company uses and has historically used the straight-line attribution method to recognize expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 7.5% to all unvested options as of June 30, 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
The adoption of SFAS 123R on January 1, 2006 had the following impact on the three and six month periods ended June 30, 2006: operating profit before taxes and net income were reduced by $905,000 and $1,499,000, respectively, and basic and diluted earnings per share were lower by $0.01 for both periods than if the Company had continued to account for share based compensation under APB 25
The following table details the effect on net income (loss) and earnings (loss) per share had stock-based compensation expense been recorded for the three and six month periods ended June 30, 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for the first six months of fiscal 2006 are the same, since stock-based compensation expense was calculated under the provisions of SFAS 123R.

	Three months ended	Six months ended
	Jun 30, 2005	Jun 30, 2005
	in thousands, except per share amounts
Net income (loss) as reported	$(327)	$1,081

Add: Stock-based compensation expense included in reported net income (loss)	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(469)	(1,927)

Pro forma net (loss)	$(796)	$(846)

Basic and diluted net income (loss) per share-as reported	$(0.00)	$0.01

Pro forma	$(0.01)	$(0.01)

Option Activity
A summary of the activity under the Company’s stock option plans as of June 30, 2006 and changes during the six-month period then ended, is presented below (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value

Options outstanding at December 31, 2005	13,244	$2.33
Options granted	2,956	$2.87
Options exercised	(987)	$1.11
Options forfeited	(474)	$1.40
Options expired	(232)	$4.44

Options outstanding at June 30, 2006	14,507	$2.50	7.9	$19,995

Options exercisable at June 30, 2006	7,515	$3.12	7.1	$11,894

Options vested or expected to vest at June 30, 2006	13,787	$2.52	7.9	$19,285

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
During the six months ended June 30, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.8 million and the total amount of cash received from exercise of these options was $2.9.
As of June 30, 2006, there was $8.7 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.

(h) Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income, which includes net income and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income consists of net income and foreign currency translation adjustments.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	in thousands		in thousands
Net income (loss)	$2,275	$(327)	$4,916	$1,081
Foreign currency translation adjustment	(104)	34	(108)	87

Comprehensive income (loss)	$2,171	$(293)	$4,808	$1,168

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
At June 30, 2006 there were no customers that had accounted for greater than 10% of accounts receivable. At December 31, 2005 one customer balance, comprising product and service, accounted for 21% of accounts receivable. For the three and six month periods ended June 30, 2006 and 2005 no customers accounted for more than 10% of revenue.
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
Revenues from sources outside of the United States were approximately $7.7 million and $4.3 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $12.2 million and $10.8 million for the six months ended June 30, 2006 and 2005 respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and the UK region. All of ATG’s product sales for the six months ended June 30, 2006 and June 30, 2005, were delivered from its headquarters located in the United States.
The following table represents the percentage of total revenues by geographic region for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
United States	70%	78%	75%	76%
United Kingdom (UK)	13%	11%	12%	11%
Europe, Middle East and Africa (excluding UK)	12%	10%	9%	12%
Asia Pacific	0%	1%	0%	1%
Other	5%	0%	4%	0%

	100%	100%	100%	100%

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
In February 2006, the Company entered into the Ninth Loan Modification Agreement (the Ninth Amendment) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Ninth Amendment, the revolving line of credit was extended to January 31, 2008 and the profitability covenant was revised to require net income of at least $500,000 for the quarter ending June 30, 2006 and each quarter thereafter. The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20 million at the end of each month through the duration of the credit facility.
To avoid additional bank fees and expenses, the Company is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balances at the Bank fall below this amount, the Company will be required to pay fees and expenses to compensate the Bank for lost income. At June 30, 2006, the Company was in compliance with all related financial covenants. In the event that ATG does not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring ATG to cash collateralize its outstanding Letters of Credit (LC’s); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank.
While there were no outstanding borrowings under the facility at June 30, 2006, the Bank had issued LC’s totaling $6.3 million on ATG’s behalf, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through January 2009. The line of credit bears interest at the Bank’s prime rate (8% at June 30, 2006). As of June 30, 2006, approximately $13.7 million was available under the facility.
(4) Acquisition
Acquisition of Primus Knowledge Solutions, Inc.
In connection with the Company’s acquisition of Primus Knowledge Solutions, Inc. (Primus) in November 2004, the Company commenced integration activities, which resulted in involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits was for 49 employees, primarily in general and administrative and research and development functions. The following summarizes the obligations recognized in connection with the Primus acquisition and activity to date (in thousands):

	June 30, 2006
	Involuntary
	Termination	Facilities
	Benefits	Related Costs	Totals

Obligations	$1,682	$376	$2,058
Payments	(464)	(97)	(561)

Balance December 31, 2004	1,218	279	1,497
Payments	(891)	(279)	(1,170)

Balance December 31, 2005	327	—	327
Payments	(327)	—	(327)

Balance June 30, 2006	$—	$—	$—

Intangible assets are being amortized based on the pattern in which the economic benefits of the intangible assets are being utilized or on a straight-line basis, if greater. Intangible assets consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value

Purchased technology	$3,600	$(1,664)	$1,936	$3,600	$(1,258)	$2,342
Customer relationships	4,200	(2,482)	1,718	4,200	(1,927)	2,273
Non-compete agreements	400	(222)	178	400	(156)	244

Total intangible assets excluding goodwill	$8,200	$(4,368)	$3,832	$8,200	$(3,341)	$4,859

Amortization expense from intangible assets was $514,000 and $1,027,000 for the three and six month periods ended June 30, 2006. As of June 30, 2006, amortization expense on intangible assets for the next four years is as follows (in thousands):

Remainder of 2006	$1,028
2007	1,740
2008	848
2009	216

Total	3,832

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
In June 2006, the Company renegotiated its lease with the subtenant of its Waltham, MA location. The subtenant had previously contracted directly with the Company’s landlord to return the leased facility back to its original condition and had provided a $1.0 million letter of credit to secure the restorations. As part of the Company’s renegotiation with the subtenant, the Company assumed the subtenant’s liability to restore the facility to its original condition and received $1.0 million in proceeds from the subtenant’s letter of credit with the Company’s landlord. The Company issued a $1.0 million letter of credit to the Landlord to secure the restoration of the leased facility to its original condition.
New Real Estate Lease
On May 9, 2006, the Company executed a five year, four month real estate lease for its new corporate headquarters in Cambridge, Massachusetts. The real estate lease requires a letter of credit in the amount of $738,000 which the Company executed under its credit facility as described in Note 3. The minimum annual payments under the real estate lease are as follows:

August 2006 – December 2007	$1,933,000
January 2008 – December 2008	$1,451,000
January 2009 – December 2009	$1,496,000
January 2010 – December 2010	$1,541,000
January 2011 – December 2011	$1,585,000
(6) Restructuring
During six month period ended June 30, 2006 and the years ended 2005, 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/(benefits) of $0.3 million, $0.9 million, $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, primarily as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and the Company’s acquisition of Primus, and to eliminate facilities that were not needed to efficiently run the Company’s operations. In 2005, the Company restructuring was to align workforce and facilities needs. The additional charges recorded in 2006 relate to adjustments to charges recorded in 2001 and 2003. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2005, 2004 and 2003 charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges.The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) , SFAS 88 and SAB 100.
As of June 30, 2006, the Company had an accrued restructuring liability of $4.1 million related to facility related costs. The long-term portion of the accrued restructuring liability was $1.7 million.
A summary of the Company’s charges and activity of restructuring accruals is as follows:

Restructuring Charge (Benefit)
(in thousands)

	2006	2005		2004		2003		2002		2001	Total
Facility-related costs and impairments	$—		$1,817		$1,488		$1,464		$14,634	$59,418	$78,821
Employee severance and benefits costs					2,461		1,236		3,553	7,938	15,188
Asset impairments										4,205	4,205
Exchangeable share settlement										1,263	1,263
Marketing costs										851	851
Legal and accounting										405	405

Restructuring Charges			1,817		3,949		2,700		18,187	74,080	100,733

Adjustments to 2001 action, net	509		(792)		(60)		(8,468)		818	1,500	(6,493)
Adjustments to 2002 action, net			43		(242)		(5,118)				(5,317)
Adjustments to 2003 action, net	(188)		74		(77)		410				221
Adjustments to 2004 action, net			(257)								(257)

Total adjustments of prior actions, net	323		(932)		(379)		(13,176)		818	1,500	(11,846)

Restructuring charge (benefit)	$323		$885		$3,570		$(10,476)		$19,005	$75,580	$88,887

Restructuring charges for the year ended December 31, 2001		$		$		$		$		$74,080	$74,080

Changes in estimates resulting in additional charges										9,700	9,700

Changes in estimates reducing accruals										(8,200)	(8,200)
Write-offs										(16,219)	(16,219)
Facility related payments										(6,308)	(6,308)
Employee related payments										(6,748)	(6,748)
Legal and accounting payments										(232)	(232)

Balance December 31, 2001										$46,073	$46,073

Restructuring charges for the year ended December 31, 2002									$18,187		$18,187

Changes in estimates resulting in additional charges										2,207	2,207

Changes in estimates reducing accruals										(1,389)	(1,389)
Write-offs									(2,613)		(2,613)
Facility related payments										(9,016)	(9,016)
Employee related payments										(920)	(920)
Legal and accounting payments										(173)	(173)

Balance December 31, 2002									$15,574	$36,782	$52,356

Restructuring charges for the year ended December 31, 2003							$2,700				$2,700

Changes in estimates resulting in additional charges							494		4,421	2,998	7,913

Changes in estimates reducing accruals							(84)		(7,321)	(11,466)	(18,871)
Write-offs							(371)			536	165
Facility related payments							(70)		(2,993)	(18,143)	(21,206)
Employee related payments							(994)		(3,794)	(270)	(5,058)
Legal and accounting payments

Balance December 31, 2003							$1,675		$5,887	$10,437	$17,999

Restructuring charges for the year ended December 31, 2004					$3,949						$3,949

Changes in estimates resulting in additional charges										112	112

Changes in estimates reducing accruals							(77)		(242)	(172)	(491)
Write-offs					(667)						(667)
Facility related payments					(71)		(179)		(4,490)	(4,066)	(8,806)
Employee related payments					(892)		(46)				(938)

Balance December 31, 2004					$2,319		$1,373		$1,155	$6,311	$11,158

Restructuring charges for the year ended December 31, 2005			$1,817								$1,817

Changes in estimates resulting in additional charges					200		98		91		389

Changes in estimates reducing accruals					(457)		(24)		(48)	(792)	(1,321)
Write-offs			(1,167)								(1,167)
Facility related payments			(264)		(317)		(428)		(548)	(2,676)	(4,233)
Employee related payments					(1,546)						(1,546)

Balance December 31, 2005			$386		$199		$1,019		$650	$2,843	$5,097

Facility related payments			$(42)		$(95)		$(89)		$(110)	$(1,647)	$(1,983)
Changes in estimates resulting in additional charges/accruals										1,219	1,219
Changes in estimates reducing accruals							(186)				(186)
Employee related payments					(52)						(52)

Balance March 31, 2006			$344		$52		$744		$540	$2,415	$4,095

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
The leasehold improvements, which will continue to be in use, are related to the facilities the Company vacated and is subleasing and were written down to their estimated fair value of zero because the estimated cash flows to be generated by sublease income at those locations are not and will not be sufficient to recover the carrying value of the assets. Furniture and fixtures were written down to their fair value based on the expected discounted cash flows they will generate over their remaining economic life. Because these assets ceased being used as of the end of the period in which the write-downs were recorded, the fair value of these assets was estimated to be zero. The assets were abandoned and disposed of at the time of the charge.
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
During the second quarter of 2006, the Company recorded a charge of $509,000 to increase its lease obligation for its Waltham, Massachusetts location as a result of changes in assumptions as to the vacancy period and sublease income resulting from a lease settlement with the current subtenant. Under the terms of the settlement agreement with the subtenant, the Company received approximately $710,000 in lease cancellation fees, which are included in accrued restructuring at June 30, 2006, resulting in a $1,219,000 adjustment to the accrual. In addition, the Company assumed the subtenant’s obligation to restore the facility back to its original condition. The subtenant had previously executed a $1.0 million letter of credit with the Company’s landlord for the restoration of the facilities back to original condition. As part of the Company assuming the subtenant’s obligation, the Company’s landlord drew down the subtenant’s letter of credit and remitted the $1.0 million proceeds to the Company. This amount is recorded in accrued expenses and will be expended in connection with the returning of the facilities back to the original condition. The Company in return had its bank issue a $1.0 million letter of credit.
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

Asset Impairments
The asset impairment charges included the write-off of $4.0 million of the remaining unamortized goodwill related to the two professional service organizations acquired in 2000. The Company had closed these operations and terminated the employees as part of the 2001 restructuring action, and as a result, the unamortized goodwill was impaired and had no future value. In addition, the Company recorded an impairment charge of approximately $1.4 million in cost of product license revenues related to purchased software to record the software at its net realizable value of zero due to the Company abandoning a certain product development strategy. The purchased software had no future use to the Company.
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
During 2005, the Company recorded reversals of $48,000 to reduce accruals primarily due to executing a sublease agreement. Offsetting this reversal, the Company recorded additional charges of $91,000 due to changes in its sublease assumptions at one location.

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
During the second quarter of 2006, the Company recorded a reversal of $186,000 to reduce accruals due to the execution of a sublease agreement.
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
Abandoned Facilities Obligations
On June 30, 2006, the Company had lease arrangements related to six abandoned facilities. One of these leases is the subject of a lease settlement arrangement under which the Company is obligated to make payments through 2006. The lease agreements with respect to the other five facilities are ongoing. Of these locations, the restructuring accrual for the Waltham, MA location is net of assumed sub-lease income. In the second quarter of 2006 the Company renegotiated its sublease with the existing subtenant of its Waltham, MA facility, such that it is short-term in nature. The Company has made certain assumptions regarding the future sublease income for this facility which are shown in the table below. In addition, during the second quarter of 2006 the Company entered into a sublease agreement for its Reading, UK facility. Previously the Reading, UK facility did not have a sublease and the Company had made certain assumptions regarding its future sublease income. The restructuring accrual for all facilities, excluding the Waltham, MA facility, is either net of the contractual amounts due under an executed sub-lease agreement, or there is no assumed sublease income included in the accrual. All locations for which the Company has recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed.
A summary of the remaining abandonded facility locations and the timing of the remaining cash payments are as follows (in thousands):

	2006
Lease Locations	Remaining	2007	2008	2009	Total
Cambridge, MA	22				22
Cambridge, MA	200				200
Waltham, MA	691	1,384	1,384	346	3,805
Chicago, IL	265				265
San Francisco, CA	252	512			764
Reading, UK	284	561	561	142	1,548

Facility obligations, gross	1,714	2,457	1,945	488	6,604
Contracted and assumed sublet income	(110)	(843)	(843)	(236)	(2,032)

Net cash obligations	$1,604	$1,614	$1,102	$252	$4,572

Assumed sub-lease income	$9	$558	$558	$189	$1,314
(7) Litigation
The Company and certain of its former officers have been named as defendants in seven purported class action suits that have been consolidated into one action currently pending in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation (Master File No. 01-CV-11731-NG). This case alleges that the Company and certain of its former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule SEC 10b-5 promulgated thereunder. The case was originally filed in 2001, and a consolidated amended complaint was filed in March 2002. In April 2002, the Company filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation was based on the veracity of a public statement made by one of the Company’s former officers. In August 2004, the Company filed a renewed motion to dismiss and motion for summary judgment as to the remaining allegation, which the court granted in September 2005. The plaintiffs have moved for leave to file a second consolidated amended complaint, which, if allowed, would revive some of the claims previously dismissed by the court. The court has deferred a final order of dismissal of plaintiffs’ case to allow it time to consider plaintiffs’ motion for leave to file a second consolidated amended complaint. The Company has opposed that motion. Management believes that none of the claims that plaintiffs seek to assert in their second amended complaint have merit, and intends to continue to defend the action vigorously. While the Company cannot predict with certainty the outcome of the litigation, the Company does not expect any material adverse impact to its business, or the results of the Company’s operations, from this matter.

The Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus, and the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York under the caption In re Primus Knowledge Solutions, Inc. Securities Litigation, Civil Action 01-Civ.-11201 (SAS) on behalf of a purported class of purchasers of Primus common stock from June 30, 1999 to December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus’ initial public offering. The consolidated and amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) (and SEC Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. This action is one of more than 300 similar actions coordinated for pretrial purposes under the caption In re Initial Public Offering Securities Litigation. Civil Action No. 21-MC-92. By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of Primus’ Board of Directors at the time of the actions challenged in the litigation), Primus decided to accept a settlement proposal presented to all issuer defendants. In the settlement, plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that the Company may have against the underwriters. The Company will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that the Company believes is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On August 31, 2005 the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final Court approval after proposed settlement class members have an opportunity to object or opt out. If the settlement does not occur, and litigation against Primus continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, the Company does not expect any material adverse impact to our business, or the results of our operations, from this matter.
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
As of June 30, 2006 we had offices in the United States, United Kingdom, France and Northern Ireland with sales personnel in the United

States, United Kingdom and France. Revenues from customers outside the United States accounted for 30% and 22% of our total revenues for the three months ended June 30, 2006 and 2005, and 25% and 24% of our total revenues for the six months ended June 30, 2006 and 2005, respectively.
Critical Accounting Policies
This management’s discussion of financial condition and results of operations analyzes our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, research and development costs, restructuring expenses, the impairment of long-lived assets, income taxes, and stock based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The following represents the only material changes in our accounting policies during the first and second quarters of 2006. For a more detailed explanation of these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, or SEC.
Stock-Based Compensation Expense
On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
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
We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 7.5% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Results of Operations
The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

Results of Operations
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product licenses:	36%	26%	35%	30%
Services	64%	74%	65%	70%

Total revenues	100%	100%	100%	100%

Cost of Revenues:
Product licenses	2%	2%	2%	2%
Services	27%	26%	28%	26%

Total cost of revenues	29%	28%	30%	28%

Gross Profit	71%	72%	70%	72%
Operating Expenses:
Research and development	20%	22%	20%	22%
Sales and marketing	31%	35%	30%	33%
General and administrative	11%	13%	11%	13%
Restructuring charge	1%	3%	1%	2%

Total operating expenses	64%	74%	62%	70%

Income (loss) from operations	7%	(2%)	8%	2%
Interest and other income, net	2%	0%	2%	0%

Income (loss) before provision for income taxes	9%	(2%)	10%	3%
Provision for income taxes	0%	0%	0%	0%

Net Income (loss)	9%	(2%)	10%	3%

     The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of service revenues and the related gross margins:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of product license revenues	6%	7%	6%	7%
Gross margin on product license revenues	94%	93%	94%	93%
Cost of services revenues	43%	36%	42%	37%
Gross margin on services revenues	57%	64%	58%	63%
Three and six months ended June 30, 2006 and 2005
Revenues
Total revenues increased 25% to $25.2 million for the three months ended June 30, 2006 from $20.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 total revenues increased 16% to $49.2 million from $42.3 million for the six months ended June 30, 2005. These increases are primarily attributable to increases in product license revenue. Revenues generated from international customers increased to $7.7 million, or 30% of total revenues, for the three months ended June 30, 2006, from $4.5 million, or 22% of total revenues, for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, revenues generated from international customers increased to $12.2 million or 25% of total revenues from $10.2 million or 24% of total revenues, respectively. We expect full year 2006 revenues in the range of $97 million to $105 million.
No customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2006 and 2005.

Product License Revenues
Product license revenues increased 71% to $9.1 million for the three months ended June 30, 2006 from $5.3 million for the three months ended June 30, 2005 and increased 36% to $17.2 million for the six months ended June 30, 2006 from $12.7 million for the six months ended June 30, 2005. The increase is primarily attributable to increased sales levels of our Commerce products and the implementation of our Wisdom strategy that fully integrates our Service product suite.
Product license revenues generated from international customers increased to $4.2 million for the three months ended June 30, 2006 from $1.4 million for the three months ended June 30, 2005. Product license revenues generated from international customers increased to $5.2 million for the six months ended June 30, 2006 from $3.3 million for the six months ended June 30, 2005. The increases in international revenues were due primarily to the timing of certain deals.
Product license revenues as a percentage of total revenues for the three months ended June 30, 2006 and 2005 were 36% and 26%, respectively, and for the six months ended June 30, 2006 and 2005 were 35% and 30%, respectively. We expect this percentage to be in the range of 32% to 36% in 2006.
Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable payment terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 15 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period depending on the revenues from large deals, if any, closed through this channel during any period. No resellers accounted for more than 10% of our revenues for the three or six months ended June 30, 2006 and 2005.
The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Reseller revenues (thousands)	484	22	895	782
Percentage of product revenues	5%	0%	5%	6%
Services Revenues
Services revenues increased 8% to $16.1 million for the three months ended June 30, 2006 from $14.9 million for the three months ended June 30, 2005 and increased 8% to $32.0 million for the six months ended June 30, 2006 from $29.6 million for the six months ended June 30, 2005. The increase for the three and six months ended June 30, 2006 compared to the same periods in 2005 was attributable to new service revenue, primarily professional services, and support and maintenance, resulting from higher license revenue, combined with an increase in hosting . The nature of our license transactions is such that they typically generate related maintenance, education, and professional service revenues. These related service revenues may be realized both in the quarter the license revenue is recognized and in subsequent quarters. We expect services revenues to be higher in 2006 as compared to 2005, and to decrease slightly as a percentage of total revenues.
Support and maintenance revenues were 61% of total service revenues for the three months ended June 30, 2006, as compared to 65% for the three months ended June 30, 2005, and were 61% of total service revenues for the six months ended June 30, 2006 as compared to 64% for the six months ended June 30, 2005. Support and maintenance revenues, on a dollar value basis, were higher for the three and six months ended June 30, 2006 as compared to the same periods in 2005.
Revenue from hosting services increased 57% to $1.8 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005 and increased 41% to $3.4 million for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 3005. We expect hosting service revenue to become a larger portion of our services revenue as a result of our new OnDemand product offering.
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

Cost of product license revenues increased 37% to $518,000 for the three months ended June 30, 2006 from $378,000 for the three months ended June 30, 2005 and increased 8% to $1.0 million for the six months ended June 30, 2006 from $942,000 for the six months ended June 30, 2005. The increase in the three month period ended June 30, 2006 is primarily related to a $120,000 increase in third party royalty costs. The increase in the six month period ended June 30, 2006 is primarily related to a $49,000 increase headcount and related costs, including $9,000 of SFAS 123R costs, and a $10,000 increase in travel and entertainment expenses.
For the three and six months ended June 30, 2006 and 2005, cost of product license revenues as a percentage of total revenues was 2%. We anticipate the cost of product license revenues, as a percentage of total revenues, to be between 1% and 3% for 2006.
Gross Margin on Product License Revenues
For the three months ended June 30, 2006 and 2005, gross margin on product license revenues was 94%, or $8.6 million, and 93%, or $4.9 million, respectively, and for the six months ended June 30, 2006 and 2005, gross margin on product license revenues was 94%, or $16.2 million, and 93%, or $11.8 million, respectively.
Cost of Services Revenues
Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally, cost of services revenues includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of equipment and hosting space required.
Cost of services revenues increased 29% to $6.9 million for the three months ended June 30, 2006 from $5.4 million for the three months ended June 30, 2005, and increased 26% to $13.6 million for the six months ended June 30, 2006 from $10.8 million for the six months ended June 30, 2005. The increase in the three months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $702,000 in outside professional services, an increase of $203,000 in stock compensation expense related to our adoption of SFAS 123R in 2006, a $179,000 increase in travel and entertainment costs and an increase of $130,000 in support and maintenance costs. The increase in the six months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $1.5 million in outside professional services, an increase of $337,000 in stock compensation expense related to our adoption of SFAS 123R in 2006, a $211,000 increase in bandwidth costs, a $161,000 increase in travel and entertainment costs and a $160,000 increase in support and maintenance costs.
For the three months ended June 30, 2006 and 2005, cost of services revenues as a percentage of total revenues was 27% and 26%, respectively, and for the six months ended June 30, 2006 and 2005, cost of services revenues as a percentage of total revenues was 28% and 26%, respectively. We anticipate the cost of services revenues, as a percentage of total revenues, to be between 25% and 30% for 2005.
Gross Margin on Services Revenues
For the three months ended June 30, 2006 and 2005, gross margin on services revenues was 57%, or $9.2 million, and 64%, or $9.6 million, respectively, and for the six months ended June 30, 2006 and 2005, gross margin on services revenues was 58%, or $18.4 million, and 63%, or $18.7 million, respectively. The decrease in gross margin was primarily attributable to the change in service revenue mix, our continued investment in OnDemand services and stock option expenses under SFAS 123R of $133,000 and $337,000 in the three and six month periods ended June 30, 2006, respectively. The nature of our OnDemand service requires us to make an upfront fixed investment in both people and capital before we realize economies of scale in our infrastructure. We expect gross margin on services revenues in 2006 to be in the 60% to 64% range.
Research and Development Expenses
Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred. Research and development expenses increased 13% to $5.1 million for the three months ended June 30, 2006 from $4.5 million for the three months ended June 30, 2005, and increased 9% to $9.9 million for the six months ended June 30, 2006 from $9.1 million for the six months ended June 30, 2005.
Research and development expenses as a percentage of total revenues were 20% and 22% for the three and six months ended June 30, 2006 and 2005, respectively. The increase in the three months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $438,000 in our outside services and professional fees and an increase of $235,000 in stock compensation expense related to our adoption of SFAS 123R in 2006 partially offset by a $22,000 decrease in support and maintenance expense. The increase in the six months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $700,000 in our outside services and professional fees and an increase of $388,000 in stock compensation expense related to our adoption of SFAS 123R in 2006 partially offset by a $65,000 decrease in support and maintenance expense and a $43,000 decrease in equipment lease expense.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
Sales and marketing expenses increased 13% to $7.9 million for the three months ended June 30, 2006 from $7.0 million for the three months ended June 30, 2005 and increased 7% to $14.8 million for the six months ended June 30, 2006 from $13.8 million for the six months ended June 30, 2005. The increase in the three months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $381,000 in marketing program expenses primarily relate to the April Insight 2006 conference, an increase of $264,000 in stock compensation expense related to our adoption of SFAS 123R in 2006, a $261,000 increase in travel and entertainment expenses and a $163,000 increase in severance costs. The increase in the six months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to $515,000 in marketing program expenses primarily relate to the April Insight 2006 conference, an increase of $437,000 in stock compensation expense related to our adoption of SFAS 123R, a $375,000 increase in bonus and commission expenses, an increase of $175,000 in recruiting fees and a $163,000 increase in severance costs.
For the three months ended June 30, 2006 and 2005, sales and marketing expenses as a percentage of total revenues were 31% and 35%, respectively, and for the six months ended June 30, 2006 and 2005, sales and marketing expenses as a percentage of total revenues were 30% and 33%, respectfully. We anticipate that 2006 sales and marketing expenses as a percentage of total revenues will be consistent with the 2005 level. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
General and administrative expenses remained flat at $2.7 million for the three months ended June 30, 2006 and 2005 and decreased 5% to $5.4 million for the six months ended June 30, 2006 from $5.7 million for the six months ended June 30, 2005. The decrease over the six month period is primarily due to a $681,000 reduction in outside professional services fees attributable to the decreased costs of Sarbanes-Oxley compliance and the integration of the Primus acquisition in comparison with the corresponding period in 2005, and a $225,000 decrease in lease expense resulting from the majority of our equipment leases ending in the fourth quarter of 2005 partially offset by an increase of $335,000 in stock compensation expense related to our adoption of SFAS 123, a $164,000 increase in computer supplies and equipment and a $114,000 increase in recruitment fees.
For the three and six months ended June 30, 2006 and 2005, general and administrative expenses as a percentage of total revenues were 11% and 13%, respectively. We anticipate that general and administrative expenses will decrease slightly, as compared with 2005, as a percentage of revenue.
Stock-based Compensation Expense
During the first quarter of fiscal 2006, on January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. In the three and six month periods ended June 30, 2006, we recognized $905,000 and $1,499,000, respectively, of total stock-based compensation expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R resulted in a lower diluted earnings per share for the three and six month periods ended June 30, 2006 of $0.01 than if we had continued to account for stock based compensation under APB 25.
Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method required us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We are using the straight-line attribution method to recognize expense for all grants.
As of June 30, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $8.7 million, which will be recognized over a weighted average period of 1.4 years. See Note (1) (g) to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.

Restructuring
During each of the last five calendar years we have taken restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When changes or circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. For detailed information about our restructuring activities and related costs and accruals, see Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
During the second quarter of 2006, we recorded a net charge of $323,000 comprised of charge of $509,000 to increase our lease obligation for our Waltham, Massachusetts location as a result of changes in assumptions as to the vacancy period and sublease income resulting from a lease settlement with the current subtenant offset by a reduction of $186,000 for a lease accrual at another location due to executing a sublease agreement. Under the terms of the Waltham settlement agreement with the subtenant, we received approximately $710,000 in lease cancellation fees, which are included in accrued restructuring at June 30, 2006, resulting in a $1,219,000 total adjustment to the accrual. In addition, we assumed the subtenant’s obligation to restore the facility back to its original condition. The subtenant had previously executed a $1.0 million letter of credit with our landlord for the restoration of the facilities back to original condition. As part of our assuming the subtenant’s obligation, our landlord drew down the subtenant’s letter of credit and remitted the $1.0 million proceeds to us. This amount is recorded in accrued expenses and will be expended in connection with the returning of the facilities back to the original condition. In return we had our bank issue a $1.0 million letter of credit.
During the second quarter of 2006, we recorded a reversal of $186,000 to reduce accounts for our Reading, UK facility due to the execution of a sublease agreement.
The net impact of our restructuring adjustments for the six months ended June 30, 2006 was $323,000.
Abandoned Facilities Obligations
At June 30, 2006, we had lease arrangements related to six abandoned facilities. One of these leases is the subject of a lease settlement arrangement under which we are obligated to make payments through 2006. The lease agreements with respect to the other five facilities are ongoing. Of these locations, the restructuring accrual for the Waltham, MA location is net of assumed sublease income. In the second quarter of 2006 we renegotiated our sublease with our existing tenant of our Waltham, MA facility such that it is short-term in nature. We have made certain assumptions regarding the future sublease income for this facility which are shown in the table below. In addition, during the second quarter of 2006, we entered into a sublease agreement for our Reading, UK facility. Previously the Reading, UK facility did not have a sublease and we had made certain assumptions regarding the future sublease income for the facility. The restructuring accrual for all facilities, excluding the Waltham, MA facility, is either net of the contractual amounts due under an executed sub-lease agreement, or there is no assumed sub-lease income included in the accrual. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining abandonded facility locations and the timing of the remaining cash payments are as follows (in thousands):

	2006
Lease Locations	Remaining	2007	2008	2009	Total
Cambridge, MA	22				22
Cambridge, MA	200				200
Waltham, MA	691	1,384	1,384	346	3,805
Chicago, IL	265				265
San Francisco, CA	252	512			764
Reading, UK	284	561	561	142	1,548

Facility obligations, gross	1,714	2,457	1,945	488	6,604
Contracted and assumed sublet income	(110)	(843)	(843)	(236)	(2,032)

Net cash obligations	$1,604	$1,614	$1,102	$252	$4,572

Assumed sub-lease income	$9	$558	$558	$189	$1,314
Interest and Other Income (Expense), Net
Interest and other income (expense), net increased 515% to $547,000 for the three months ended June 30, 2006 from $89,000 for the three months ended June 30, 2005 and increased 724% to $825,000 for the six months ended June 30, 2006 from $100,000 for the six months ended June 30, 2005. The increase was primarily due to an increase in interest income resulting from our higher average cash balance.
Provision for Income Taxes
We expect to have no Federal and minimal foreign income taxes in 2006 due to our projection of taxable losses in domestic and certain foreign locations in 2006 and the use of net operating loss carry-forwards. Accordingly, no taxes have been recorded for the three and six months ended June 30, 2006. Taxes recorded for the three and six months ended June 30, 2005 were for foreign locations. As a result of historical net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between our book and tax income that give rise to a tax loss for 2006 are due to the amortization of capitalized research and development expenses and estimated payments on lease restructuring reserves partially offset by SFAS 123R stock compensation expenses.

Liquidity and Capital Resources
Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, and commercial credit facilities. At June 30, 2006, we had $28.7 million in cash and cash equivalents and $8.7 million in marketable securities.
Cash provided by operating activities was $4.6 million for six months ended June 30, 2006. This consisted of net income of $4.9 million depreciation and amortization of $2.1 million, amortization of stock compensation expense of $1.5 million, and a $709,000 increase to accounts payable, offset by a $3.1 million increase in accounts receivable, a $1.0 million decrease in accrued restructuring, a $1.0 million decrease in prepaid expenses, and a $961,000 decrease in accrued liabilities. In the second quarter of 2006, we renegotiated the sublease with the subtenant of our Waltham, MA location, whereby we received a $710,000 lease termination payment and $1.0 million in proceeds from the subtenant’s letter of credit with the landlord. These amounts are shown in the change in accrued restructuring and accrued expenses, respectively.
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
We expect that capital expenditures will total approximately $6.0 million for the year ending December 31, 2006. Our investing activities for the six months ended June 30, 2006 used cash of $1.1 million and consisted primarily of capital expenditures of $1.7 million offset by net proceeds from maturity of marketable securities of $787,000.
Our investing activities for the six months ended June 30, 2005 used cash of $1.5 million and consisted primarily of payment of acquisition costs of $1.0 million, capital expenditures of $271,000, and net proceeds from maturity of marketable securities of $418,000, offset by a decrease in other assets of $241,000
Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2006, consisted primarily of $1.1 million proceeds from exercised stock options offset by principal payments on notes payable and capital leases.
Net cash provided by financing activities was $688,000 for the six months ended June 30, 2005, representing proceeds from the employee stock purchase plan and the exercise of stock options aggregating $1.1 million, offset by principal payments on notes payable of $360,000 and payments on capital leases of $28,000.
Accounts Receivable and Days Sales Outstanding
Our accounts receivable balance and days sales outstanding, or DSO, as of June 30, 2006 and December 31, 2005 were as follows:

	2006	2005
DSO	88	86
Revenue	49,185	90,646
Accounts Receivable (excluding unbilled accounts receivable and non-trade receivables)	24,186	21,459
As of June 30, 2006 our DSO has increased from December 31, 2005 mainly due to the timing of our product sales, including related support and maintenance services, and the renewal of annual support and maintenance contracts within the second quarter of 2006. In the second quarter of 2006, our product sales and annual support and maintenance renewals were more heavily weighted to the end of the quarter than was experienced in prior quarters which resulted in the related accounts receivable not being due within the quarter.
Credit Facility
We have an existing $20 million revolving line of credit with Silicon Valley Bank (the Bank). The line of credit is secured by all of our tangible and intangible personal property and is subject to financial covenants including liquidity coverage and profitability.
The revolving line of credit will expire on January 31, 2008. The profitability covenant requires net income of at least $500,000 for the quarter ending June 30, 2006 and each quarter thereafter. We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20 million at the end of each month through the duration of the credit facility.

To avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, we will be required to pay fees and expenses to compensate the Bank for lost income. At June 30, 2006, we were in compliance with all related financial covenants. In the event that we do not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize its outstanding Letters of Credit (LC’s); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or our account and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank.
While there were no outstanding borrowings under the facility at June 30, 2006, the Bank had issued LC’s totaling $6.3 million on our behalf, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011(New Headquarters Lease). The line of credit bears interest at the Bank’s prime rate (8% at June 30, 2006). As of June 30, 2006, approximately $13.7 million was available under the facility.
Contractual Obligations
On June 30, 2006, our contractual cash obligations, which consist of operating and capital leases, were as follows (in thousands):

					After
					5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	Years

Lease Commitments	$16,036	$4,996	$7,907	$3,134	$0
We believe that our balance of $37.4 million in cash and cash equivalents and marketable securities at June 30, 2006, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
FACTORS THAT MAY AFFECT RESULTS
This quarterly report contains forward-looking statements, including statements about our growth and future operating results. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions to help identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those referred to under heading “Risk Factors”, as well as those discussed elsewhere in this quarterly report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes to the fair values of these securities since June 30, 2006.
The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound and Euro that are remeasured at each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at June 30, 2006 a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at June 30, 2006 we held no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and certain of our former officers have been named as defendants in seven purported class action suits that have been consolidated into one action currently pending in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation (Master File No. 01-CV-11731-NG). This case alleges that we, and certain of our former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule SEC 10b-5 promulgated thereunder. The case was originally filed in 2001, and a consolidated amended complaint was filed in March 2002. In April 2002, we filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation was based on the veracity of a public statement made by one of our former officers. In August 2004, we filed a renewed motion to dismiss and motion for summary judgment as to the remaining allegation, which the court granted in September 2005. The plaintiffs have moved for leave to file a second consolidated amended complaint, which, if allowed, would revive some of the claims previously dismissed by the court. The court has deferred a final order of dismissal of plaintiffs’ case to allow it time to consider plaintiffs’ motion for leave to file a second consolidated amended complaint. We have opposed that motion. Management believes that none of the claims that plaintiffs seek to assert in their second amended complaint has merit, and intends to continue to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
Our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus, and the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York under the caption In re Primus Knowledge Solutions, Inc. Securities Litigation, Civil Action 01-Civ.-11201 (SAS) on behalf of a purported class of purchasers of Primus common stock from June 30, 1999 to December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for Primus’ initial public offering. The consolidated and amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) (and SEC Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. This action is one of more than 300 similar actions coordinated for pretrial purposes under the caption In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of Primus’ Board of Directors at the time of the actions challenged in the litigation), Primus decided to accept a settlement proposal presented to all issuer defendants. In the settlement, plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. We will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final Court approval after proposed settlement class members have an opportunity to object or opt out. If the settlement does not occur, and litigation against Primus continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits
3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).
3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 dated July 6, 2001).
4.1 Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).
10.1 Lease agreement dated May 6, 2006 with RREEF America REIT Corp. PPP (incorporated by reference to Exhibit 10.33 to our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed on May 10, 2006).
10.2 2006 Executive Management Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K dated June 16, 2006 and filed on June 19, 2006).*
10.3 1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A to our definitive proxy statement filed on April 10, 2006).*
10.4 Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.34 to our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed on May 10, 2006).*
31.1 Certifications of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: August 8, 2006