Form 10-Q
period 2006-09-30
ART TECHNOLOGY GROUP INC
filed 2006-11-09
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to
Commission file number 000-26679
ART TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3141918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Main Street, Cambridge, Massachusetts
(Address of principal executive offices)
02142
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
Large accelerated filer ☐           Accelerated filer ☑           Non accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 1, 2006 there were 112,073,533 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.

Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$25,987	$24,060
Marketable securities	10,610	9,509
Accounts receivable, net of reserves of $755 ($778 in 2005)	22,584	21,459
Prepaid expenses and other current assets	2,831	1,130

Total current assets	62,012	56,158

Property and equipment, net	5,151	2,995
Goodwill	27,347	27,347
Intangible assets, net	3,318	4,859
Other assets	1,598	1,406

	$99,426	$92,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,627	$2,719
Accrued expenses	14,002	13,359
Deferred revenue	21,341	21,113
Accrued restructuring, short-term	2,122	3,012
Capital lease obligations, current portion	66	56
Notes payable	—	198

Total current liabilities	39,158	40,457

Capital lease obligations, less current portion	—	63
Long-term deferred revenue	36	—
Accrued restructuring, less current portion	1,220	2,085
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized -10,000,000 shares; Issued and outstanding-no shares	—	—
Common stock, $0.01 par value; Authorized-200,000,000 shares;	1,121	1,106
Issued and outstanding-112,086,293 shares and 110,637,606 shares at September 30, 2006 and December 31, 2005, respectively
Additional paid-in capital	255,763	251,454
Accumulated deficit	(194,835)	(199,466)
Accumulated other comprehensive loss	(3,037)	(2,934)

Total stockholders’ equity	59,012	50,160

	$99,426	$92,765

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product licenses	$4,774	$7,068	$21,996	$19,770
Services	17,066	15,637	49,029	45,190

Total revenues	21,840	22,705	71,025	64,960

Cost of Revenues:
Product licenses	406	471	1,422	1,413
Services	7,261	5,911	20,829	16,718

Total cost of revenues	7,667	6,382	22,251	18,131

Gross Profit	14,173	16,323	48,774	46,829

Operating Expenses:
Research and development	5,286	4,333	15,232	13,470
Sales and marketing	6,580	7,935	21,397	21,730
General and administrative	3,327	2,747	8,751	8,439
Restructuring charge (benefit)	—	(52)	323	823

Total operating expenses	15,193	14,963	45,703	44,462

Income (loss) from operations	(1,020)	1,360	3,071	2,367
Interest and other income, net	735	172	1,560	272

Income (loss) before provision for income taxes	(285)	1,532	4,631	2,639
Provision for income taxes	—	22	—	48

Net income (loss)	$(285)	$1,510	$4,631	$2,591

Basic net income (loss) per share	$(0.00)	$0.01	$0.04	$0.02

Diluted net income (loss) per share	$(0.00)	$0.01	$0.04	$0.02

Basic weighted average common shares outstanding	111,868	109,625	111,441	109,177

Diluted weighted average common shares outstanding	111,868	110,987	116,540	110,823

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$4,631	$2,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,236	3,106
Amortization of stock compensation expense	2,532	—
Non-cash restructuring charge	—	1,167
Changes in current assets and liabilities:		—
Accounts receivable, net	(1,125)	4,616
Prepaid expenses and other current assets	(1,701)	(215)
Deferred rent	423	523
Accounts payable	(1,092)	(1,471)
Accrued expenses	643	(687)
Deferred revenues	264	(4,732)
Accrued restructuring	(1,755)	(5,134)

Net cash provided by (used in) operating activities	6,056	(236)

Cash Flows from Investing Activities:
Purchases of marketable securities	(12,277)	(6,119)
Maturities of marketable securities	11,176	6,373
Purchases of property and equipment	(3,851)	(931)
Payment of acquisition costs	—	(1,010)
Decrease (increase) in other assets	(615)	268

Net cash used in investing activities	(5,567)	(1,419)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,327	1,045
Proceeds from employee stock purchase plan	465	520
Principal payments on notes payable	(198)	(387)
Payments on capital leases	(53)	(42)

Net cash provided by financing activities	1,541	1,136

Effect of foreign exchange rate changes on cash and cash equivalents	(103)	181
Net increase (decrease) in cash and cash equivalents	1,927	(338)

Cash and cash equivalents, beginning of period	24,060	21,310

Cash and cash equivalents, end of period	$25,987	$20,972

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization, Business and Summary of Significant Accounting Policies
Art Technology Group, Inc. (ATG or the Company) offers an integrated suite of Internet-based commerce and customer service applications, as well as related application development, integration, hosting, education and support services. The Company was incorporated in 1991 in the State of Delaware and has been a publicly traded corporation since 1999.
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
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by accounting principles generally accepted in the United States, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
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
ATG recognizes revenue in accordance with SOP 97-2 and SOP 98-9. Revenues from software license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are not recognized until customer acceptance unless such acceptance is deemed to be perfunctory. In multiple element arrangements, ATG uses the residual value method in accordance with SOP 97-2 and SOP 98-9. Revenue earned on software arrangements involving multiple elements that qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Consequently, product license revenue is generally recognized when the product is shipped. Revenues from software support and maintenance or application hosting agreements are recognized ratably over the term of the support and maintenance or application hosting period, which for application hosting and support and maintenance is typically one year or two years. The Company accounts for application hosting transactions in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and generally recognizes the product license fee upon delivery of the software license because the Company has established the fair value of vendor-specific objective evidence of hosting services, the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalties, and it is feasible for the customer to run the software on its own hardware or contract with another party to host the software. ATG also enters into reseller arrangements that typically provide for sublicense fees payable to ATG based upon a percentage of ATG’s list price. Revenues are recognized under reseller agreements based upon sales to the resellers. ATG does not grant its resellers the right of return or price protection.
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
(d) Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options. In accordance with SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(285)	$1,510	$4,631	$2,591

Weighted average common shares outstanding used in computing basic net income per share	111,868	109,625	111,441	109,177

Dilutive employee common stock options	—	1,362	5,099	1,646

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	111,868	110,987	116,540	110,823

Basic net income (loss) per share	$(0.00)	$0.01	$0.04	$0.02

Diluted net income (loss) per share	$(0.00)	$0.01	$0.04	$0.02

(e) Cash, Cash Equivalents and Marketable Securities
ATG accounts for investments in marketable securities under Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments consisting of cash equivalents and marketable securities for which ATG has the positive intent and the ability to hold to maturity, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than 90 days. At September 30, 2006 and December 31, 2005, all of ATG’s marketable securities were classified as held-to-maturity. The average maturity of ATG’s marketable securities was approximately 5.1 and 3.2 months at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the difference between the carrying value and market value of ATG’s marketable securities resulted in an unrealized gain of approximately $1,000, and an unrealized loss of $18,000, respectively. At September 30, 2006 and December 31, 2005, ATG’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Cash and cash equivalents:
Cash	$18,266	$15,473
Money market accounts	5,058	5,253
U.S. Treasury and U.S. Government Agency securities	—	1,323
Commercial paper	2,663	2,011

Total cash and cash equivalents	$25,987	$24,060

Marketable securities:
U.S. Treasury and U.S. Government Agency securities	$989	$389
Certificates of deposit	1,750	450
Commercial paper	2,599	2,011
Corporate debt securities	5,272	6,659

Total marketable securities	$10,610	$9,509

(f) Income Taxes
ATG expects to have no Federal and minimal foreign income taxes in 2006 due to its projection of taxable losses in domestic and certain foreign locations in 2006 and the use of net operating loss carry-forwards. Accordingly, no Federal taxes have been recorded for the three and nine months ended September 30, 2006. Taxes recorded for the three and nine month periods ended September 30, 2005 were for foreign locations. As a result of historical net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided for a full valuation allowance for its net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between book and tax income that give rise to a tax loss for 2006 are due to the amortization of capitalized research and development expenses and estimated lease restructuring payments, partially offset by SFAS 123R stock compensation expenses.
(g) Stock Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company currently grants stock options under the following equity compensation plans:
1996 Stock Option Plan
In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, shareholders approved resolutions to amend and restate the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the 1996 Plan to December 31, 2013. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. As of September 30, 2006, there are 25,600,000 shares authorized under the 1996 Plan and 7,291,336 shares available for grant.
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
Primus Stock Option Plans
In connection with the acquisition of Primus Knowledge Solutions, Inc. (Primus) in November 2004, the Company assumed certain options issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (the Primus 1999 Plan) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (Primus 1999 NESC Plan) (together the Primus Stock Option Plans) subject to the same terms and conditions as set forth in the Primus Stock Option Plans, adjusted to give effect to the conversion under the terms of the merger agreement.
All options assumed by the Company pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted to options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vested over four years and remain exercisable for a period not to exceed ten years. At September 30, 2006, there were 1,127,978 shares available for grant under the Primus 1999 Plan. No additional options will be granted under the Primus 1999 NESC Plan.
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
1999 Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 6,500,000 shares of ATG’s common stock to participating employees. All ATG employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. The purchase price is 85% of the closing market price of ATG’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. The Stock Purchase Plan offering period is quarterly. The first day of each quarter is the beginning of each offering period and is the grant date for the purposes of recognizing the stock-based compensation expense. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Stock Purchase Plan effective January 1, 2006.

Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and nine months ended September 30, 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2006	2005	2006	2005

Options granted (in thousands)	477	579	3,246	3,913
Weighted-average exercise price	$2.78	$1.08	$2.86	$1.20
Weighted-average grant date fair-value	$2.41	$0.73	$2.48	$0.82
Assumptions:
Expected volatility	114%	93.5%	114%	93.5%
Expected term (in years)	6.25	4	6.25	4
Risk-free interest rate	5.05%	3.93%	5.05%	3.93%
Expected dividend yield	—	—	—	—
Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s stock, and therefore uses historical volatility to estimate the grant-date fair value of stock options. The historical volatility is calculated for a period that is commensurate with the option’s expected term.
Expected term — In fiscal 2006, the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company has utilized the safe harbor provision in Staff Accounting Bulletin No. 107 to determine the expected term of its stock options. With respect to options granted on or before December 31, 2005, the Company was able to use employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation.
Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities with a maturity that is commensurate with the expected term of the option is used as the risk-free interest rate.
Expected dividend yield — The Company’s Board of Directors has never declared dividends nor does it expect to issue dividends. The Company therefore uses a 0% expected dividend yield.
Expense
The Company uses the straight-line attribution method to recognize expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.9% to all unvested options as of September 30, 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
The adoption of SFAS 123R on January 1, 2006 had the following impact on the three and nine month periods ended September 30, 2006: operating profit before taxes and net income were reduced by $990,000 and $2,488,000, respectively, and both basic and diluted earnings per share were lower by $0.01 for the three month period ending September 30, 2006 and $0.06 for the nine month period ended September 30, 2006 than if the Company had continued to account for share based compensation under APB 25.
The following table details the effect on net income (loss) and earnings (loss) per share had stock-based compensation expense been recorded for the three and nine month periods ended September 30, 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for the first nine months of fiscal 2006 are the same, since stock-based compensation expense was calculated under the provisions of SFAS 123R.

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income as reported	$1,510	$2,591

Add: Stock-based compensation expense included in reported net income	—	—

Deduct: Total stock-based compensation expense determined under fair value method for all awards	(287)	(2,214)

Pro forma net income	$1,223	$377

Basic and diluted net income per share: As reported	$0.01	$0.02

Pro forma	$0.01	$0.00

Option Activity
A summary of the activity under the Company’s stock option plans as of September 30, 2006 and changes during the nine-month period then ended, is presented below (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value

Options outstanding at December 31, 2005	13,244	$2.33
Options granted	3,431	$2.86
Options exercised	(1,205)	$1.08
Options forfeited	(660)	$1.46
Options expired	(309)	$4.01

Options outstanding at September 30, 2006	14,501	$2.54	7.7	$17,501

Options exercisable at September 30, 2006	8,112	$3.02	7.0	$11,390

Options vested or expected to vest at September 30, 2006	13,898	$2.51	7.7	$17,045

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
During the nine months ended September 30, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.9 million and the total amount of cash received from exercise of these options was $3.2.
As of September 30, 2006, there was $9.0 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.
(h) Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income, which includes net income and certain transactions that have generally been reported in the statement of stockholders’ equity. The Company’s comprehensive income (loss) consists of its net income (loss) and foreign currency translation adjustments.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(285)	$1,510	$4,631	$2,591
Foreign currency translation adjustment	7	24	(103)	111

Comprehensive income (loss)	$(278)	$1,534	$4,528	$2,702

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

(j) Recent Accounting Pronouncements
At September 30, 2006, there were no customers that had accounted for greater than 10% of accounts receivable. At December 31, 2005 one customer balance, comprising product and service, accounted for 21% of accounts receivable. For the three and nine month periods ended September 30, 2006 and 2005, no customer accounted for more than 10% of revenue.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted in the fiscal year ending December 30, 2006. The Company is currently assessing the possible impact, if any, the adoption of SAB No. 108 may have on its financial position and results of operations.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 may have on its financial position.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact implementing FIN No. 48 may have on its financial position and results of operations.
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
Revenues from sources outside of the United States were approximately $6.0 million and $5.4 million for the three months ended September 30, 2006 and 2005, respectively, and $18.1 million and $15.6 million for the nine months ended September 30, 2006 and 2005 respectively. ATG’s revenues from international sources were primarily generated from customers located in Canada, Europe and the UK region. All of ATG’s product sales for the nine months ended September 30, 2006 and 2005, were delivered from its headquarters located in the United States.
The following table represents the percentage of total revenues by geographic region for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	73%	76%	74%	76%
United Kingdom (UK)	21%	11%	15%	11%
Europe, Middle East and Africa (excluding UK)	6%	12%	8%	12%
Asia Pacific	0%	1%	0%	1%
Other	0%	0%	3%	0%

	100%	100%	100%	100%

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
At September 30, 2006, the Company was not in compliance with certain financial covenants in the loan agreement. On October 4, 2006, the Company entered into the Tenth Loan Modification Agreement (the Tenth Amendment), which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Tenth Amendment, the profitability covenant was revised to permit net losses of not more than $2,500,000 for the quarter ended September 30, 2006 and to require net income of at least $500,000 for the quarter ended December 31, 2006 and for each quarter thereafter through the duration of the credit facility.
The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20 million at the end of each month through the duration of the credit facility. In addition, to avoid additional bank fees and expenses, the Company is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balances at the Bank fall below this amount, the Company will be required to pay fees and expenses to compensate the Bank for lost income. On the date of filing this 10-Q, the Company was in compliance with all related financial covenants, due to executing the Tenth Loan Modification Agreement. In the event that ATG does not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring ATG to cash collateralize its outstanding letters of credit (LC’s); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit or the account of ATG; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank.
While there were no outstanding borrowings under the facility at September 30, 2006, the Bank had issued LC’s totaling $5.8 million on ATG’s behalf, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through January 2009. The line of credit bears interest at the Bank’s prime rate (8.25% at September 30, 2006). As of September 30, 2006, approximately $14.2 million was available under the facility.
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

	September 30, 2006
	Involuntary
	Termination	Facilities
	Benefits	Related Costs	Totals

Obligations	$1,682	$376	$2,058
Payments	(464)	(97)	(561)

Balance December 31, 2004	1,218	279	1,497
Payments	(891)	(279)	(1,170)

Balance December 31, 2005	327	0	327
Payments	(327)	0	(327)

Balance September 30, 2006	$—	$—	$—

Intangible assets are being amortized based on the pattern in which the economic benefits of the intangible assets are being utilized or on a straight-line basis, if greater. Intangible assets consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net
	Amount	Amortization	Value	Amount	Amortization	Value

Purchased technology	$3,600	$(1,867)	$1,733	$3,600	$(1,258)	$2,342
Customer relationships	4,200	(2,760)	1,440	4,200	(1,927)	2,273
Non-compete agreements	400	(255)	145	400	(156)	244

Total intangible assets excluding goodwill	$8,200	$(4,882)	$3,318	$8,200	$(3,341)	$4,859

Amortization expense from intangible assets was $514,000 and $1,541,000 for the three and nine month periods ended September 30, 2006. As of September 30, 2006, amortization expense on intangible assets for the next four years is as follows (in thousands):

Remainder of 2006	$514
2007	1,740
2008	848
2009	216

Total	3,318

Acquisition of eStara, Inc.
On October 2, 2006, the Company acquired privately held eStara, Inc. (eStara). eStara is a leading provider of proactive conversion solutions – Click to Call, Click to Chat and Call Tracking – designed to increase sales conversion, reduce website abandonment and improve the customer experience. eStara Click to Call and Click to Chat are used to increase advertising conversions, reduce abandonment and drive brand loyalty. The Company acquired eStara for total consideration of approximately $49.9 million, primarily consisting of approximately 14.6 million shares of common stock valued at approximately $39.2 million, $3.9 million in cash, $4.7 million of cash bonuses to eStara employees and transaction costs of $2.1 million. The number of shares and amount of cash are based on an estimate of the number of shares held by former eStara stockholders who are not accredited investors and therefore only receive cash proceeds in exchange for their eStara shares. The final determination of the number of shares of common stock versus cash consideration is expected to be complete by December 31, 2006. The merger consideration is subject to adjustment based on eStara’s working capital at closing, which has not yet been determined. The Company expects to record approximately $13 million of intangible assets representing developed product technology, trademark / tradename portfolios and customer relationships and the excess of purchase price over the estimated net tangible assets and intangible assets of approximately $33.1 million will be recorded as goodwill. The final amounts are subject to change based on the Company, with assistance from an independent valuation specialist, finalizing its fair value analysis of the acquired assets and liabilities. The Company may also pay up to an additional $6.0 million in potential earn-out payments based on the eStara revenues for fiscal 2007 to the stockholders of eStara. If the $6.0 million potential earn-out is achieved, approximately $2.9 million will be accounted for as compensation expense in the Company’s income statement as it relates to amounts paid to eStara employee shareholders in excess of that paid to non-employee stockholders These payments may be made, at the Company’s option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization.

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
Operating Leases
In June 2006, the Company renegotiated its lease with the subtenant of its Waltham, MA location. The subtenant had previously contracted directly with the Company’s landlord to return the leased facility back to its original condition and had provided a $1.0 million letter of credit to secure the restorations. As part of the Company’s renegotiation with the subtenant, the Company assumed the subtenant’s liability to restore the facility to its original condition and received $1.0 million in proceeds from the subtenant’s letter of credit with the Company’s landlord, which is recorded as a liability as of September 30, 2006. The Company issued a $1.0 million letter of credit to the Landlord to secure the restoration of the leased facility to its original condition.
On May 9, 2006, the Company executed a five year, four month real estate lease for its new corporate headquarters in Cambridge, Massachusetts. The real estate lease requires a letter of credit in the amount of $738,000 which the Company executed under its credit facility as described in Note 3. The Company is not required to make any payments on this lease in 2006, but is recording the rent expense related to the lease on a straight-line basis over the term of the lease in accordance with SFAS 13, “Accounting for Leases”. The minimum annual payments under the real estate lease are as follows:

January 2007 – December 2007	$1,406,000
January 2008 – December 2008	$1,451,000
January 2009 – December 2009	$1,496,000
January 2010 – December 2010	$1,541,000
January 2011 – December 2011	$1,585,000
(6) Restructuring
During nine month period ended September 30, 2006 and the years ended 2005, 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/(benefits) of $0.3 million, $0.9 million, $3.6 million, $(10.5) million, $19.0 million and $75.6 million, respectively, primarily as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and the Company’s acquisition of Primus, and to eliminate facilities that were not needed to efficiently run the Company’s operations. In 2005, the Company restructuring was to align workforce and facilities needs. The additional charges recorded in 2006 relate to adjustments to charges recorded in 2001 and 2003. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2005, 2004 and 2003 charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3,”Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), SFAS 88 and SAB 100.
During the years 2001 through 2006, the Company has recorded adjustments to previously recorded restructuring charges to reflect changes in estimates and assumptions. For further discussion of the charges and adjustments refer to the Company’s 2005 Form 10-K.
In the second quarter of 2006, the Company recorded a net charge of $323,000, resulting from a charge of $509,000 relating to the Company’s lease obligation of its Waltham, Massachusetts facility. This charge resulted from a lease settlement with the current subtenant and the resulting changes in assumptions of the vacancy period and sublease income for the Waltham premises. This charge was offset by a reversal of $186,000 of charges previously recorded for another facility, due to the Company’s execution of a sublease for such facility. The Company originally recorded the Waltham facility charge in connection with its 2001 restructuring action. Under the terms of a settlement agreement with the Waltham subtenant, the Company received approximately $710,000 in lease cancellation fees resulting in a $1,219,000 adjustment to the accrual. In addition, the Company assumed the subtenant’s obligation to restore the Waltham facility to the facility’s original condition. The subtenant had previously issued a $1.0 million letter of credit to the Company’s landlord to secure the restoration of the facilities to the original condition. As part of the Company settlement agreement with the subtenant and the Company’s assumption of the subtenant’s restoration obligations, the Company was authorized to draw on the $1.0 million letter of credit and retain the $1.0 million proceeds from the letter of credit. This amount is recorded in accrued expenses and will be expended in connection with the returning of the facilities back to their original condition. The Company in return was obligated to issue a $1.0 million letter of credit to the Waltham landlord to secure the restoration obligation.
As of September 30, 2006, the Company had an accrued restructuring liability of $3.3 million related to facility related costs. The long-term portion of the accrued restructuring liability was $1.2 million.
A summary of the Company’s charges and activity in its restructuring accruals is as follows:

Restructuring Charge (Benefit)
(in thousands)

	2006		2005		2004		2003		2002		2001	Total
Facility-related costs and impairments	$			$1,817		$1,488		$1,464		$14,634	$59,418	$78,821
Employee severance and benefits costs						2,461		1,236		3,553	7,938	15,188
Asset impairments											4,205	4,205
Exchangeable share settlement											1,263	1,263
Marketing costs											851	851
Legal and accounting											405	405

Restructuring charge				1,817		3,949		2,700		18,187	74,080	100,733

Adjustments to 2001 action, net		509		(792)		(60)		(8,468)		818	1,500	(6,493)
Adjustments to 2002 action, net				43		(242)		(5,118)				(5,317)
Adjustments to 2003 action, net		(186)		74		(77)		410				221
Adjustments to 2004 action, net				(257)								(257)

Total adjustments to prior actions, net		323		(932)		(379)		(13,176)		818	1,500	(11,846)

Restructuring charge (benefit)		$323		$885		$3,570		$(10,476)		$19,005	$75,580	$88,887

Restructuring charges for the year ended December 31, 2001	$		$		$		$		$		$74,080	$74,080

Changes in estimates resulting in additional charges											9,700	9,700
Changes in estimates reducing accruals											(8,200)	(8,200)
Write-offs											(16,219)	(16,219)
Facility related payments											(6,308)	(6,308)
Employee related payments											(6,748)	(6,748)
Legal and accounting payments											(232)	(232)

Balance December 31, 2001											$46,073	$46,073

Restructuring charges for the year ended December 31, 2002										$18,187		$18,187

Changes in estimates resulting in additional charges											2,207	2,207
Changes in estimates reducing accruals											(1,389)	(1,389)
Write-offs										(2,613)		(2,613)
Facility related payments											(9,016)	(9,016)
Employee related payments											(920)	(920)
Legal and accounting payments											(173)	(173)

Balance December 31, 2002										$15,574	$36,782	$52,356

Restructuring charges for the year ended December 31, 2003								$2,700				$2,700

Changes in estimates resulting in additional charges								494		4,421	2,998	7,913
Changes in estimates reducing accruals								(84)		(7,321)	(11,466)	(18,871)
Write-offs								(371)			536	165
Facility related payments								(70)		(2,993)	(18,143)	(21,206)
Employee related payments								(994)		(3,794)	(270)	(5,058)
Legal and accounting payments

Balance December 31, 2003								$1,675		$5,887	$10,437	$17,999

Restructuring charges for the year ended December 31, 2004						$3,949						$3,949

Changes in estimates resulting in additional charges											112	112
Changes in estimates reducing accruals								(77)		(242)	(172)	(491)
Write-offs						(667)						(667)
Facility related payments						(71)		(179)		(4,490)	(4,066)	(8,806)
Employee related payments						(892)		(46)				(938)

Balance December 31, 2004						$2,319		$1,373		$1,155	$6,311	$11,158

Restructuring charges for the year ended December 31, 2005				$1,817								$1,817

Changes in estimates resulting in additional charges						200		98		91		389
Changes in estimates reducing accruals						(457)		(24)		(48)	(792)	(1,321)
Write-offs				(1,167)								(1,167)
Facility related payments				(264)		(317)		(428)		(548)	(2,676)	(4,233)
Employee related payments						(1,546)						(1,546)

Balance December 31, 2005				$386		$199		$1,019		$650	$2,843	$5,097

Changes in estimates reducing accruals								(186)				(186)

Facility related payments				$(145)		$(155)		$(131)		$(275)	$(2,061)	$(2,767)
Foreign Currency exchange										31		31
Employee related payments						(52)						(52)
Changes in estimates resulting in additional accruals/charges											1,219	1,219

Balance September 30, 2006				$241		$(8)		$702		$406	$2,001	$3,342

Abandoned Facilities Obligations
On September 30, 2006, the Company had lease arrangements related to five abandoned facilities. Of the locations noted below, the restructuring accrual for the Waltham, Massachusetts location is net of assumed sub-lease income. In the second quarter of 2006, the Company renegotiated its sublease with the existing subtenant of its Waltham facility, such that it is short-term in nature. The Company has made certain assumptions regarding the future sublease income for this facility which are shown in the table below. The restructuring accrual for all facilities, excluding the Waltham facility, is net of contractual amounts due under any executed sub-lease agreement. In the absence of an executed sub-lease no assumed sublease, income is reflected in the accrual. All locations for which the Company has recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed.
A summary of the remaining abandoned facility locations and the timing of the remaining cash payments are as follows (in thousands):

	2006
Lease Locations	Remaining	2007	2008	2009	Total

Cambridge, MA	112				112
Waltham, MA	338	1,384	1,384	346	3,452
Chicago, IL	151				151
San Francisco, CA	126	512			638
Reading, UK	142	561	561	142	1,406

Facility obligations, gross	869	2,457	1,945	488	5,759
Contracted and assumed sublet income	(287)	(843)	(843)	(236)	(2,209)

Net cash obligations	$582	$1,614	$1,102	$252	$3,550

Assumed sub-lease income	$9	$558	$558	$189	1,314
(7) Litigation
The Company and certain of its former officers have been named as defendants in seven purported class action suits that have been consolidated into one action currently pending in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation (Master File No. 01-CV-11731-NG). This case alleges that the Company and certain of its former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule SEC 10b-5 promulgated thereunder. The case was originally filed in 2001, and a consolidated amended complaint was filed in March 2002. In April 2002, the Company filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation was based on the veracity of a public statement made by one of the Company’s former officers. In August 2004, the Company filed a renewed motion to dismiss and motion for summary judgment as to the remaining allegation, which the court granted in September 2005. The plaintiffs moved for leave to file a second consolidated amended complaint. On October 2, 2006, the court ruled in the Company’s favor and entered a final order of dismissal of plaintiffs’ case. On October 27, 2006, the plaintiffs filed a Notice of Appeal. Management believes that none of plaintiffs’ claims have merit, and intends to defend the appeal of the case vigorously. While the Company cannot predict with certainty the outcome of the litigation, the Company does not expect any material adverse impact to its business, or the results of the Company’s operations, from this matter.
The Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus, and the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York under the caption In re Primus Knowledge Solutions, Inc. Securities Litigation, Civil Action 01-Civ.-11201 (SAS) on behalf of a purported class of purchasers of Primus common stock from September 30, 1999 to December 6, 2000, which was issued pursuant to the September 30, 1999 registration statement and prospectus for Primus’ initial public offering. The consolidated and amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) (and SEC Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. This action is one of more than 300 similar actions coordinated for pretrial purposes under the caption In re Initial Public Offering Securities Litigation. Civil Action No. 21-MC-92. By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of Primus’ Board of Directors at the time of the actions challenged in the litigation), Primus decided to accept a settlement proposal presented to all issuer defendants. In the settlement, plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that the Company may have against the underwriters. The Company will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that the Company believes is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On August 31, 2005 the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final Court approval after proposed settlement class members have an opportunity to object or opt out. If the settlement does not occur, and litigation against Primus continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, the Company does not expect any material adverse impact to our business, or the results of our operations, from this matter.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes contained in Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those referred to in Item 1A, “Risk Factors.”
We were incorporated in 1991 in the State of Delaware and have been a publicly traded corporation since 1999. Our corporate headquarters are at One Main Street, Cambridge, Massachusetts 02142. Our Internet web site address is www.atg.com. We develop and market an integrated suite of Internet-based commerce, and customer service applications, as well as related services, including support and maintenance, education, application hosting and professional services. We have licensed our products to more than 600 customers.
From 1991 through 1995, we functioned primarily as a professional services organization in the Internet commerce market. In 1996, we began offering Internet commerce and software solutions, initially focusing on infrastructure products such as our ATG Dynamo Application Server. In 2004, we began to offer our clients hosted (or OnDemand) services as an alternative delivery model for our application solutions. In late 2005, we released our new Wisdom application suite, combining the ATG and Primus products. The Wisdom suite provides integrated commerce, marketing and customer service/support solutions on a common platform. ATG Wisdom represents our strategy for enabling enterprises to create a more relevant and consistent experience for their customers across the Web, e-mail, call center and mobile channels, and throughout the marketing, commerce, and service lifecycle.
We derive our revenues from the sale of software licenses and related services. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training, support and maintenance, and application hosting. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or, in a limited number of cases, on a fixed-price schedule defined in our contracts. Support and maintenance arrangements are priced based on the level of services provided. Generally, customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. Revenue from application hosting services is recognized monthly as the services are provided. We market and sell our products worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
As of September 30, 2006 we had offices in the United States, United Kingdom, France and Northern Ireland with sales personnel in the United States, United Kingdom and France. Revenues from customers outside the United States accounted for 27% and 24% of our total revenues for the three months ended September 30, 2006 and 2005, and 26% and 24% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively.
Our success and ability to compete depends on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We currently have 8 issued United States and 6 issued European patents covering our technology, and we have 13 additional patent applications pending, one of which has been allowed, but not issued.
On October 2, 2006, we acquired all of the outstanding shares of common stock of eStara, Inc. (“eStara”), an OnDemand software provider. eStara is a leading provider of proactive conversion solutions — Click to Call, Click to Chat and Call Tracking — designed to increase sales conversion, reduce website abandonment and improve the customer experience. Click to Call drives conversion from any online medium — classifieds, directories, websites, email, ad banners and intranet portals — bridging website visitors with offline contact at key points in the buying process. Similarly, Click to Chat enhances the online customer experience by providing an additional support channel through which to establish dialogue with an online vendor. eStara Click to Call and Click to Chat are used to increase advertising conversions, reduce abandonment and drive brand loyalty. Leveraging the same VOIP technology, and exploiting the ubiquity of the telephone, Call Tracking enables businesses to capture, track and maximize every inbound telephone lead. The service tracks inbound phone activity using local or toll-free numbers.

Critical Accounting Policies
This management’s discussion of financial condition and results of operations analyzes our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
For a description of the critical accounting policies that we believe are most important to the portrayal of our financial condition and require the most subjective judgment, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, or SEC. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, research and development costs, restructuring expenses, the impairment of long-lived assets, income taxes, and stock based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The following represents the only material changes in our accounting policies during the first, second and third quarters of 2006.
Stock-Based Compensation Expense
On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based payments granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected term of the option, and dividends (if any). Expected volatility is determined exclusively based on historical volatility data of our common stock over the estimated term of our stock options. The expected term of our stock options is calculated using the safe harbor provisions in Staff Accounting Bulletin 107 because we currently do not have sufficient data to estimate the expected term of our stock options based on employee exercise and termination patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.
We use the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 6.9% to all unvested options as of September 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Results of Operations
The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product licenses	22%	31%	31%	30%
Services	78%	69%	69%	70%

Total revenues	100%	100%	100%	100%

Cost of Revenues:
Product licenses	2%	2%	2%	2%
Services	33%	26%	29%	26%

Total cost of revenues	35%	28%	31%	28%

Gross Profit	65%	72%	69%	72%

Operating Expenses:
Research and development	24%	19%	21%	21%
Sales and marketing	30%	35%	30%	33%
General and administrative	15%	12%	12%	13%
Restructuring charge	—	—	—	1%

Total operating expenses	70%	66%	64%	68%

Income (loss) from operations	(5%)	6%	4%	4%
Interest and other income, net	3%	1%	2%	0%

Income (loss) before provision for income taxes	(1%)	7%	7%	4%
Provision for income taxes	—	—	—	—

Net income (loss)	(1%)	7%	7%	4%

The following table sets forth, for the periods indicated, gross margin on product license revenue and gross margin on services revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross margin on product license revenues	91%	93%	94%	93%
Gross margin on services revenues	57%	62%	58%	63%
Three and nine months ended September 30, 2006 and 2005
Revenues
Total revenues decreased 3.8% to $21.8 million for the three months ended September 30, 2006 from $22.7 million for the three months ended September 30, 2005. This is attributable to a decrease of $2.2 million in product license revenue offset by an increase of $1.4 million in service revenue. For the nine months ended September 30, 2006 total revenues increased 9.3% to $71 million from $65 million for the nine months ended September 30, 2005. This increase is primarily due to increases of $2.2 million in product license revenue, $1.5 million in hosting revenue, and $1.4 million in professional service revenue when compared to the nine months ended September 2005. Revenues generated from international customers increased to $6.0 million, or 27% of total revenues, for the three months ended September 30, 2006, from $5.4 million, or 24% of total revenues, for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, revenues generated from international customers increased to $18.1 million or 26% of total revenues from $15.6 million or 24% of total revenues, respectively. We expect full year 2006 revenues in the range of $100 million to $108 million.
No single customer accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2006 and 2005.

Product License Revenues
Product license revenues decreased 32.5% to $4.8 million for the three months ended September 30, 2006 from $7.1 million for the three months ended September 30, 2005. This decrease is primarily due to several large transactions which were signed but not recognizable as revenue during the quarter. Product license revenues increased 11.3% to $22 million for the nine months ended September 30, 2006 from $19.8 million for the nine months ended September 30, 2005. The increase is primarily attributable to increased sales levels of our Commerce products and the implementation of our Wisdom strategy that fully integrates our Service product suite.
Product license revenues generated from international customers increased 18.2% to $1.9 million for the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005. Product license revenues generated from international customers increased 44.4% to $7.1 million for the nine months ended September 30, 2006 from $4.9 million for the nine months ended September 30, 2005. The increases in international revenues were due primarily to a new international customer.
Product license revenues as a percentage of total revenues for the three months ended September 30, 2006 and 2005 were 22% and 31%, respectively, and for the nine months ended September 30, 2006 and 2005 were 31% and 30%, respectively. We expect this percentage to be in the range of 32% to 36% in 2006.
Our resellers generally receive a discount from our list prices. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable payment terms. We rely upon resellers to market and sell our products to governmental entities and to customers in geographic regions where it is not cost effective for us to reach out to end users directly. We have approximately 17 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period depending on the revenues from large deals, if any, closed through this channel during any period. No resellers accounted for more than 10% of our revenues for the three or nine months ended September 30, 2006 and 2005.
The table below sets forth, for the periods indicated, product revenues recognized from reseller arrangements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Reseller revenues (thousands)	$95	$27	$990	$454

Percentage of product revenues	2%	0%	5%	2%
Services Revenues
Services revenues increased 9% to $17.1 million for the three months ended September 30, 2006 from $15.6 million for the three months ended September 30, 2005 and increased 8.5% to $49 million for the nine months ended September 30, 2006 from $45.2 million for the nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was attributable to new service revenue, primarily professional services and hosting. The nature of our license transactions is such that they typically generate related maintenance, education, and professional service revenues. These related service revenues may be realized both in the quarter the license revenue is recognized and in subsequent quarters. We expect services revenues to be higher in 2006 as compared to 2005.
Support and maintenance revenues were 58.3% of total service revenues for the three months ended September 30, 2006, as compared to 62.8% for the three months ended September 30, 2005, and were 60.2% of total service revenues for the nine months ended September 30, 2006 as compared to 63.9% for the nine months ended September 30, 2005. Support and maintenance revenues decreased as a percentage of total service revenue for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 due to an increase in professional service and hosting revenues.
Revenue from hosting services increased 39.3% to $1.9 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005 and increased 40.4% to $5.2 million for the nine months ended September 30, 2006 from $3.7 million for the nine months ended September 30, 3005. We expect hosting service revenue to become a larger portion of our services revenue as a result of our new OnDemand product offering.

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
Cost of product license revenues decreased 13.8% to $406,000 for the three months ended September 30, 2006 from $471,000 for the three months ended September 30, 2005 and remained flat at $1.4 million for the nine months ended September 30, 2006 and September 30, 2005. The decrease in the three month period ended September 30, 2006 is primarily related to lower product revenues.
Gross Margin on Product License Revenues
For the three months ended September 30, 2006 and 2005, gross margin on product license revenues was 91%, or $4.4 million, and 93%, or $6.6 million, respectively, and for the nine months ended September 30, 2006 and 2005, gross margin on product license revenues was 94%, or $20.6 million, and 93%, or $18.4 million, respectively.
Cost of Services Revenues
Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally, cost of services revenues includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of equipment, bandwidth and hosting space required.
Cost of services revenues increased 23% to $7.3 million for the three months ended September 30, 2006 from $5.8 million for the three months ended September 30, 2005, and increased 25% to $20.8 million for the nine months ended September 30, 2006 from $16.7 million for the nine months ended September 30, 2005. The increase in the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to increases of $826,000 in outside professional services, $212,000 in stock-based compensation expense related to our adoption of SFAS 123R in 2006, $156,000 in travel and entertainment costs and $107,000 in telecommunication bandwidth costs. The increase in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $2.3 million in outside professional services, an increase of $549,000 in stock-based compensation expense related to our adoption of SFAS 123R in 2006, a $317,000 increase in bandwidth costs, a $317,000 increase in travel and entertainment costs and a $175,000 increase in support and maintenance costs.
Gross Margin on Services Revenues
For the three months ended September 30, 2006, gross margin on services revenues was 57%, or $9.8 million, compared to 62%, or $9.7 million, in the corresponding period of 2005. For the nine months ended September 30, 2006, gross margin on services revenues was 58%, or $28.2 million, compared to 63%, or $28.5 million, in the corresponding period of 2005. The decrease in gross margin was primarily attributable to the change in service revenue mix, our continued investment in OnDemand services and stock option expenses under SFAS 123R of $212,000 and $549,000 in the three and nine month periods ended September 30, 2006, respectively. The nature of our OnDemand service requires us to make an upfront fixed investment in both people and capital before we realize economies of scale in our infrastructure. We expect gross margin on services revenues in 2006 to be in the 57% to 60% range.
Research and Development Expenses
Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.
Research and development expenses increased 22% to $5.3 million for the three months ended September 30, 2006 from $4.3 million for the three months ended September 30, 2005, and increased 13% to $15.2 million for the nine months ended September 30, 2006 from $13.5 million for the nine months ended September 30, 2005. The increase in the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $476,000 in our outside services and professional fees, an increase of $213,000 in stock-based compensation expense related to our adoption of SFAS 123R in 2006, and an increase of

$145,000 in bonus and incentive expense. The increase in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $1.2 million in our outside services and professional fees and an increase of $602,000 in stock-based compensation expense related to our adoption of SFAS 123R in 2006.
For the three months ended September 30, 2006 and 2005, research and development expenses as a percentage of total revenues was 24% and 19%, respectively, and 21% for the nine months ended both September 30, 2006 and 2005.
We expect research and development expenses in 2006 to be in the 20% range.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
Sales and marketing expenses decreased 17% to $6.6 million for the three months ended September 30, 2006 from $7.9 million for the three months ended September 30, 2005 and decreased 2% to $21.4 million for the nine months ended September 30, 2006 from $21.7 million for the nine months ended September 30, 2005. The decrease for the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to a $602,000 decrease in commission expense related to lower product revenue, a $102,000 decrease in bonus and incentive expense, a $117,000 decrease in travel and entertainment expense and a $187,000 decrease in marketing program expense. The decrease for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to a $287,000 decrease in bonus and incentive expense and a $126,000 decrease in travel and entertainment expense.
For the three months ended September 30, 2006 and 2005, sales and marketing expenses as a percentage of total revenues were 30% and 35%, respectively, and for the nine months ended September 30, 2006 and 2005, sales and marketing expenses as a percentage of total revenues were 30% and 33%, respectively. We anticipate that 2006 sales and marketing expenses as a percentage of total revenues will be in the low 30% range. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on the level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
General and administrative expenses increased 21% to $3.3 million for the three months ended September 30, 2006 from $2.7 million for the three months ended September 30, 2005 and increased 4% to $8.8 million for the nine months ended September 30, 2006 from $8.4 million for the nine months ended September 30, 2005. The increase over the three month period is primarily due to a $324,000 increase in rent expense mainly due to the straighlining of rent at our new corporate headquarters in Cambridge, Massachusetts in addition to rent expense at our former location in Cambridge through December 2006, and an increase of $314,000 in stock-based compensation expense related to our adoption of SFAS 123R in 2006. The increase over the nine month period is primarily due to a $649,000 increase in stock-based compensation expense related to our adoption of SFAS 123R in 2006, an increase of $258,000 in office and computer supplies, and a $127,000 increase in recruitment fees offset by a $786,000 reduction in outside professional services fees attributable to decreased costs associated with Sarbanes-Oxley compliance and the integration of the Primus acquisition in comparison with the corresponding period in 2005.
For the three months ended September 30, 2006 and 2005, general and administrative expenses as a percentage of total revenues were 15% and 12%, respectively, and for the nine months ended September 30, 2006 and 2005, general and administrative expenses as a percentage of total revenues were 12% and 13%, respectively. We anticipate that general and administrative expenses, as a percentage of total revenues, to be in the range of 11% to 12% for 2006.
Stock-based Compensation Expense
During the first quarter of fiscal 2006, on January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. In the three and nine month periods ended September 30, 2006, we recognized $990,000 and $2,488,000, respectively, of total stock-based compensation expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R resulted in a lower diluted earnings per share for the three and nine month periods ended September 30, 2006 of $0.01 and $0.06, respectively than if we had continued to account for stock based compensation under APB 25.
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
As of September 30, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $9.0 million, which will be recognized over a weighted average period of 1.4 years. See Note (1) (g) to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.
Restructuring
During each of the last five calendar years we have taken restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When changes or circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. As of September 30, 2006, we had restructuring accruals of $3.3 million. For detailed information about our restructuring activities and related costs and accruals, see Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
In the second quarter of 2006, we recorded a net charge of $323,000, resulting from a charge of $509,000 relating to a lease obligation of our Waltham, Massachusetts facility. This charge resulted from a lease settlement with the current subtenant and the resulting changes in assumptions of the vacancy period and sublease income for the Waltham premises. This charge was offset by a reversal of $186,000 of charges previously recorded for another facility, due to the our execution of a sublease for such facility. We originally recorded the Waltham facility charge in connection with our 2001 restructuring action. Under the terms of a settlement agreement with the Waltham subtenant, we received approximately $710,000 in lease cancellation fees resulting in a $1,219,000 adjustment to the accrual. In addition, we assumed the subtenant’s obligation to restore the Waltham facility to the facility’s original condition. The subtenant had previously issued a $1.0 million letter of credit to our landlord to secure the restoration of the facilities to the original condition. As part of our settlement agreement with the subtenant and the our assumption of the subtenant’s restoration obligations, we were authorized to draw on the $1.0 million letter of credit and retain the $1.0 million proceeds from the letter of credit. This amount is recorded in accrued expenses and will be expended in connection with the returning of the facilities back to their original condition. In turn, we issued a $1.0 million letter of credit to the Waltham landlord to secure the restoration obligation.
Abandoned Facilities Obligations
At September 30, 2006, we had lease arrangements related to five abandoned facilities. Of these locations, the restructuring accrual for the Waltham, Massachusetts location is net of assumed sublease income. In the second quarter of 2006 we renegotiated our sublease with our existing tenant of our Waltham facility such that it is short-term in nature. We have made certain assumptions regarding the future sublease income for this facility which are shown in the table below. The restructuring accrual for all facilities, excluding the Waltham facility, is net of contractual amounts due under any executed sub-lease agreement. In the absence of an executed sub-lease, no assumed sub-lease income is reflected in the accrual. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining abandoned facility locations and the timing of the remaining cash payments are as follows (in thousands):

	2006
Lease Locations	Remaining	2007	2008	2009	Total
Cambridge, MA	112				112
Waltham, MA	338	1,384	1,384	346	3,452
Chicago, IL	151				151
San Francisco, CA	126	512			638
Reading, UK	142	561	561	142	1,406

Facility obligations, gross	869	2,457	1,945	488	5,759
Contracted and assumed sublet income	(287)	(843)	(843)	(236)	(2,209)

Net cash obligations	$582	$1,614	$1,102	$252	$3,550

Assumed sub-lease income	$9	$558	$558	$189	1,314
Interest and Other Income (Expense), Net
Interest and other income (expense), net increased to $735,000 for the three months ended September 30, 2006 from $172,000 for the three months ended September 30, 2005 and increased to $1.6 million for the nine months ended September 30, 2006 from $272,000 for the nine months ended September 30, 2005. The increase was primarily due to an increase in interest income resulting from our higher average cash balance, as well as favorable exchange rates.
Provision for Income Taxes
We expect to have no Federal and minimal foreign income taxes in 2006 due to our projection of taxable losses in domestic and certain foreign locations in 2006 and the use of net operating loss carry-forwards. Accordingly, no provision for taxes has been recorded for the three and nine months ended September 30, 2006. Taxes recorded for the three and nine months ended September 30, 2005 were for foreign locations. As a result of historical net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between our book and tax income that give rise to a tax loss for 2006 are due to the amortization of capitalized research and development expenses and estimated payments on lease restructuring reserves partially offset by SFAS 123R stock compensation expenses.
Liquidity and Capital Resources
Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. At September 30, 2006, we had $25.9 million in cash and cash equivalents and $10.6 million in marketable securities.
Cash provided by operating activities was $6.1 million for nine months ended September 30, 2006. This consisted of net income of $4.6 million, depreciation and amortization of $3.2 million, amortization of stock-based compensation expense of $2.5 million, and a $643000 increase to accrued liabilities, offset by a $1.2 million increase in accounts receivable, a $1.8 million decrease in accrued restructuring, a $1.7 million decrease in prepaid expenses, and a $1.1 million decrease in accounts payable.
We expect that capital expenditures will total approximately $5.5 million for the year ending December 31, 2006. Our investing activities for the nine months ended September 30, 2006 used cash of $5.6 million, which consisted primarily of capital expenditures of $3.9 million and net purchases from maturity of marketable securities of $1.1 million.
Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2006, consisted primarily of $1.8 million proceeds from exercised stock options offset by principal payments on notes payable and capital leases.

Accounts Receivable and Days Sales Outstanding
Our accounts receivable balance and days sales outstanding, or DSO, as of September 30, 2006 and December 31, 2005 were as follows:

	Three months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2006	2006	2005

DSO	93	86	86
Revenue	$21,840	$71,025	$90,646
Accounts Receivable	$22,584	$22,584	$21,459
As of September 30, 2006, our DSO on an annual basis has remained flat and increased on a quarterly basis, from December 31, 2005 mainly due to the cumulative effect of our increase in international business, in combination with the timing of our product sales, including related support and maintenance services, and the renewal of annual support and maintenance contracts within the third quarter of 2006. In the third quarter of 2006, our product sales and annual support and maintenance renewals were more heavily weighted to the end of the quarter than was experienced in prior quarters which resulted in the related accounts receivable not being due within the quarter.
Credit Facility
We have an existing $20 million revolving line of credit with Silicon Valley Bank (the Bank). The line of credit is secured by all of our tangible and intangible personal property and is subject to financial covenants including liquidity coverage and profitability. The revolving line of credit will expire on January 31, 2008.
At September 30, 2006, we were not in compliance with all the financial covenants in the loan agreement. On October 4, 2006, to remedy our non-compliance, we entered into the Tenth Loan Modification Agreement (the Tenth Amendment), which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Tenth Amendment, the profitability covenant was revised to permit net losses of not more than $2,500,000 for the quarter ended September 30, 2006 and to require net income of at least $500,000 for the quarter ended December 31, 2006 and for each quarter thereafter through the duration of the credit facility.
We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20 million at the end of each month through the duration of the credit facility. In addition, to avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, we will be required to pay fees and expenses to compensate the Bank for lost income. In the event that we do not comply with the financial covenants within the line of credit or defaults on any of its provisions, the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize its outstanding Letters of Credit (LC’s); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit or our account and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, or is not extended, the Bank will require outstanding LC’s at that time to be cash secured on terms acceptable to the Bank.
While there were no outstanding borrowings under the facility at September 30, 2006, the Bank had issued LC’s totaling $5.8 million on our behalf, which are supported by this facility. The LC’s have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011. The line of credit bears interest at the Bank’s prime rate (8.25% at September 30, 2006). As of September 30, 2006, approximately $14.2 million was available under the facility.

Contractual Obligations
On September 30, 2006, our contractual cash obligations, which consist of operating and capital leases, were as follows (in thousands):
Insert Table 20 when updated.
We believe that our balance of $36.6 million in cash and cash equivalents and marketable securities at September 30, 2006, including the effect of the cash paid to complete the eStara acquisition, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over at least the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
FACTORS THAT MAY AFFECT RESULTS
This quarterly report contains forward-looking statements, including statements about our growth and future operating results. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions to help identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those referred to under the heading “Risk Factors”, as well as those discussed elsewhere in this quarterly report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes to the fair values of these securities since September 30, 2006.
The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound and Euro that are remeasured at each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at September 30, 2006 a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at September 30, 2006 we held no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and certain of our former officers have been named as defendants in seven purported class action suits that have been consolidated into one action currently pending in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation (Master File No. 01-CV-11731-NG). This case alleges that we, and certain of our former officers, have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule SEC 10b-5 promulgated thereunder. The case was originally filed in 2001, and a consolidated amended complaint was filed in March 2002. In April 2002, we filed a motion to dismiss the case. On September 4, 2003, the court issued a ruling dismissing all but one of the plaintiffs’ allegations. The remaining allegation was based on the veracity of a public statement made by one of our former officers. In August 2004, we filed a renewed motion to dismiss and motion for summary judgment as to the remaining allegation, which the court granted in September 2005. The plaintiffs moved for leave to file a second consolidated amended complaint. On October 2, 2006, the court ruled in our favor and entered a final order of dismissal of plaintiffs’ case. On October 27, 2006, the plaintiffs filed a Notice of Appeal. Management believes that none of plaintiffs’ claims have merit, and intends to defend the appeal of the case vigorously. While we cannot predict with certainty the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
Our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus, and the underwriters of Primus’ initial public offering, have been named as defendants in an action filed in December 2001 in the United States District Court for the Southern District of New York under the caption In re Primus Knowledge Solutions, Inc. Securities Litigation, Civil Action 01-Civ.-11201 (SAS) on behalf of a purported class of purchasers of Primus common stock from September 30, 1999 to December 6, 2000, which was issued pursuant to the September 30, 1999 registration statement and prospectus for Primus’ initial public offering. The consolidated and amended complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) (and SEC Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. This action is one of more than 300 similar actions coordinated for pretrial purposes under the caption In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of Primus’ Board of Directors at the time of the actions challenged in the litigation), Primus decided to accept a settlement proposal presented to all issuer defendants. In the settlement, plaintiffs will dismiss and release all claims against Primus and the individual defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. We will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. A stipulation of settlement of claims against the issuer defendants, including Primus, was submitted to the Court for preliminary approval in June 2004. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final Court approval after proposed settlement class members have an opportunity to object or opt out. If the settlement does not occur, and litigation against Primus continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits
2.1 Agreement and Plan of Merger dated as of September 18, 2006 by and among Art Technology Group, Inc., eStara, Inc., Arlington Acquisition Corp., Storrow Acquisition Corp., and the stockholder representative and principal stockholders of eStara named therein (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on September 22, 2006)
3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).
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

Date: November 9, 2006