Form 10-K
period 2006-12-31
ART TECHNOLOGY GROUP INC
filed 2007-03-16
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26679

Art Technology Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3141918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Main Street	02142
Cambridge, Massachusetts	(Zip Code)
(Address of principal executive offices)

(617) 386-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value with Associated Preferred Stock Purchase Rights	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $332,794,140.

As of March 13, 2007, the number of shares of the registrant’s common stock outstanding was 127,521,957.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 17, 2007 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

ART TECHNOLOGY GROUP, INC.

References in this Report to “we,” “us,” “our” and “ATG” refer to Art Technology Group, Inc. and its subsidiaries. ATG and Art Technology Group are our registered trademarks, and ATG Wisdom is our trademark. This Report also includes trademarks and trade names of other companies.

i

PART I

Some of the information contained in this Report consists of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions indicate a forward-looking statement. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth below under the heading “Risk Factors.” We assume no obligation to update any forward-looking statements.

Item 1.	Business

Our Business

We develop and market a comprehensive suite of e-commerce software products, as well as provide related services, including support and maintenance, education, application hosting, professional services and proactive conversion solutions for enhancing online sales and support. Our customers use our products and services to power their e-commerce websites, attract prospects, convert sales, and offer ongoing customer care services. Our solutions are designed to provide a scalable, reliable and sophisticated e-commerce website for our customers to create a satisfied, loyal and profitable online customer base.

Corporate Information

We were incorporated in 1991 in the State of Delaware and have been a publicly traded corporation since 1999. Our corporate headquarters are at One Main Street, Cambridge, Massachusetts 02142. We have domestic offices in Chicago, Illinois; New York, New York; Washington, D.C.; Reston, Virginia; San Francisco, California; and Seattle, Washington; and international offices in the Canada; France; Northern Ireland; Singapore; and United Kingdom. As of December 31, 2006, we had a total of 378 employees and we have more than 900 customers. Our Internet web site address is www.atg.com.

Overview

We provide software and services that help online businesses increase their revenues. We seek to differentiate ourselves by enabling businesses to use our solutions to provide a richer, more personalized and more compelling online shopping experience. This provides their merchandisers and marketers more control over the online channel, and enables customer service agents to provide consumers more consistent, personalized and relevant assistance. Our solutions deliver better consistency and relevancy by capturing and maintaining information about customers’ personal preferences, online activity, and transaction history, and by using this information to deliver more personalized and contextual content.

Through our eStara subsidiary, we deliver OnDemand services for multi-channel interaction. Our Click to Call and Click to Chat services provide online businesses with proactive conversion solutions for enhancing online sales and support. eStara solutions allow customers to initiate a conversation with a sales person or customer care agent by clicking a button on a website, e-mail, banner ad or directory listing, and eStara’s Call Tracking solutions allow advertisers to track the source of each in-bound call as well as information about callers. We seek to differentiate ourselves by providing enterprise-class solutions suitable for higher-volume, more demanding applications.

We market our products and services primarily to Global 2000 companies and other businesses that have a large number of online users and utilize the Internet as an important business channel. We focus primarily on providing our software and services to businesses in the retail, consumer products, manufacturing, media and entertainment, telecommunications, financial services, travel and high technology industries. We have over 900 customers, including Amazon, American Eagle Outfitters, American Express, AOL, AT&T, Best Buy, B&Q, Cabelas, Carrefour, Cingular, Coca-Cola, Continental Airlines, Dell, DirecTV, El Corte Ingles, Expedia, France Telecom, Harvard Business School Publishing, Hewlett-Packard, Intuit, Hilton, HSBC, J. Crew, LL Bean, Macy’s, Meredith, Microsoft, Neiman Marcus, New York & Company, Nike, Nokia, OfficeMax, PayPal, Philips, Procter & Gamble, Sears, Sony, Symantec, T Mobile, Target, Urban Outfitters, Verizon, Viacom, Vodafone and Walgreens.

Our business has evolved significantly since our incorporation in 1991:

•	Until 1995, we functioned primarily as a professional services organization in the Internet commerce market.

•	In 1996, we began offering Internet commerce and software solutions, initially focusing on infrastructure products, such as our ATG Dynamo Application Server.

•	In 2004, we began to concentrate on developing application products, having concluded that the market for infrastructure products had become increasingly standards driven and that we could best differentiate ourselves by offering our clients advanced applications functionality.

•	In November 2004, we acquired Primus Knowledge Solutions, Inc. (“Primus”), a provider of software solutions for customer service designed to help companies deliver a superior customer experience via contact centers, e-mail and web self-service. The Primus solutions extended ATG’s offerings beyond commerce and marketing and into customer service.

•	In 2004, we also began to offer our clients hosted services, also known as software-as-a-service, as an alternative delivery model for our application solutions. We believe that hosted services can provide significant advantages for our clients, and provide us with a substantial opportunity for growth.

•	In 2005, we completed the integration of Primus applications into the ATG platform, in what we call our Wisdom strategy.

•	In October 2006, we acquired eStara, Inc. (“eStara”), a provider of proactive conversion solutions for enhancing online sales and support initiatives. The eStara solutions provided us with a new channel to help our clients convert web browsing activities into sales, as well as business opportunities independent of ATG-powered websites.

Our Strategy

Our objective is to be the industry leader in helping businesses do more business on the Internet. We intend to achieve this objective by implementing the following key components of our strategy:

•	Deliver a commerce platform with leadership functionality, suitable for the most demanding enterprises. Our clients tell us that, in some cases, our platform delivers over 100,000 orders per day in peak periods. Leading industry analysts rank our overall offering number one among commerce platforms for business-to-consumer sites, including reliability and scalability, administration and management, catalog/content management, campaign management and customer self-service. It is our objective to continue to provide leadership in e-commerce functionality and operational excellence.

•	Through application hosting services, provide the same quality platform to mid-tier companies and others who opt to outsource their e-commerce operations. For clients that do not wish to expend resources on running e-commerce and e-business applications in-house, we offer hosting services for the full spectrum of ATG applications, which we call ATG OnDemand. Clients can purchase licenses to our solutions and elect an OnDemand managed services model where we host the client’s solutions in our hosted environment. Or clients can elect an OnDemand subscription model, which requires neither an investment in software licenses, nor support and maintenance agreements. With the OnDemand subscription model, we provide a full solution for the client, including the software, hardware and management. There are several advantages for organizations to choose an OnDemand hosting model, which makes this a potential growth area for us. These include:

•	leveraging our experience to accelerate growth of the client’s online business and allowing clients to focus on their core competencies;

•	shifting the client’s technology risks to us;

•	shortening the time to market (vs. in-house development, deployment and maintenance); and

•	avoiding upfront and ongoing expenditures required to purchase and maintain software and hardware.

•	Differentiate by providing a more personalized, more relevant, more consistent shopping experience. We give merchandisers and marketers the power and analytics to define offers and cross-sells, to follow up on abandoned shopping carts, to perform A/B split tests and to create multi-channel, multi-stage web and e-mail campaigns that match a company’s selling strategy with information about a visitor’s browsing behavior, purchase and interaction history, preferences and profile. This increases basket size and the number of website visitors who go on to purchase items from that website, resulting in increased revenue. We use this same information to extend the consistent customer experience to the customer service agent in the call center, which results in a more satisfied, loyal and profitable customer.

•	Through our eStara subsidiary, deliver solutions independent of the choice of web platform. Our eStara proactive conversion solutions can be delivered to clients who are using any e-commerce platform, or custom-built websites, across all industries. This enlarges the size of our market opportunity and customer penetration.

•	Leverage existing sales channels. We sell our products primarily through our direct sales organization. In addition, a significant portion of our revenue is co-sold or influenced by a variety of business partners, including systems integrators, solution providers and other technology partners. We currently have a broad range of business alliances throughout the world, such as Accenture, Capgemini, Deloitte Consulting, HP Consulting and Tata Consultancy Services, as well as regional integrators and interactive agencies such as aQuantive, BlastRadius, imc2, CGI (EMEA), LBi Group (EMEA), McFadyen Consulting, Professional Access, Resource Interactive and D2C2 (Taiwan). In most geographies and situations, our goal is both to maintain close relationships directly with our clients while also motivating systems integrators and other channel partners to implement our applications in their projects and solution sets.

•	Leverage and expand our service capabilities. We have extensive experience in web application development and integration services, as well as knowledge management design and call-center systems deployment. Through our Professional and Education Services organizations, we provide services to train our systems integrators, value added resellers and complementary software vendors in the use of our products and offer consulting services to assist with customer implementations. We seek to motivate our business partners to provide joint implementation services to our end user customers. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of business partners trained in the implementation and application of our products.

ATG Licensed Products

We provide a comprehensive e-commerce product suite designed to enable our clients to attract visitors, convert them to buyers, deliver customer service and analyze the results. The products that comprise our comprehensive e-commerce product suite are as follows:

ATG Commerce is a comprehensive, highly scalable e-commerce platform. Its flexible, component-based architecture enables our clients to personalize the online buying experience for their customers so that customers can more easily find desired products, comparison shop, register for gifts, pre-order products, redeem coupons and execute other useful features. ATG Commerce’s functionality includes catalogs, product management, shopping carts, checkout, pricing management, merchandising, promotions, inventory management and business-to-business order management.

The ATG Adaptive Scenario Engine (ASE) is a platform that provides the enabling technology and core functionality to allow our clients to develop and manage robust, adaptable, scalable and personalized e-commerce applications across channels and through the complete customer lifecycle. The ATG platform is designed to allow our clients to easily integrate these applications across their marketing/merchandising, e-commerce and customer care organizations.

ATG Commerce Search is a dynamic, integrated search solution that incorporates natural language technology into our clients’ online storefronts. ATG Commerce Search is designed to enable shoppers to navigate our clients’ e-commerce sites quickly and efficiently to find merchandise they want and discover new items, as well as make purchases directly from the search results page.

ATG Merchandising enables our clients’ merchandising professionals to directly manage their online storefronts — including catalogs, products, search facets, promotions, pricing, coupons and special offers — to help quickly connect shoppers with the items most likely to interest them.

ATG Content Administration is a comprehensive web content management solution to support personalized websites throughout the entire content process, including creation, version tracking, preview, editing, revision, approval and site deployment.

ATG Outreach is an e-marketing and proactive service solution that leverages customer information gained through web interactions, preferences and behaviors to enable our clients to create relevant, personalized outbound marketing and service campaigns.

ATG Self-Service offers consumers access to personalized answers to questions and helps the customer answer his or her questions without telephoning for help. ATG Self-Service combines an answer repository with multi-lingual natural language search and navigation capabilities. The application also offers comprehensive business reporting that helps clients better understand customers’ needs and preferences.

ATG Commerce Assist provides complete e-commerce support for call center agents to create and manage orders in a unified browser based application for the web and call-center environments.

ATG Response Management is a solution for automating responses to inbound electronic communications, enabling our clients to provide answers to customer inquiries via e-mail, web forms, chat, short messaging service (SMS) or multimedia messaging service (MMS). ATG Response Management’s categorization capabilities assess an inquiry, then either send an automated response or route the inquiry to the agent best skilled to handle the issue.

ATG Knowledge is a knowledge management solution that call center agents and help-desk personnel who provide customers with assisted service can use to find the answers to customer inquiries and resolve problems. ATG Knowledge enables our clients’ agents to fulfill a wide range of customer needs by unifying customer management, knowledge management and incident management into a single solution.

ATG Campaign Optimizer assists marketing professionals in defining comparative tests of different offers, promotions and product representations through an A/B split testing solution. The product puts those tests into production, specifying the segments of website visitors to be tested, and finally writes reports on the test results. Methods for testing campaigns provided by our competitors often require programming by expert developers, and sometimes even involve network infrastructure modifications. ATG Campaign Optimizer is designed to allow non-technical marketing professionals to create and execute comparative tests that can be used to increase the effectiveness of online marketing activities without the need for expert programming or infrastructure modifications.

ATG Customer Intelligence is an integrated set of datamart and reporting capabilities to monitor and analyze commerce and customer care performance. It is designed to combine key data from the ATG product suite, such as purchases, searches, escalations and click-throughs, with behavioral data from web traffic analysis and demographic data, such as age, gender and geography.

Our products allow companies to present a single view of themselves to their customers through our repository integration. This integration technology is designed to allow companies to easily access and utilize data in the enterprise regardless of the data storage format or location. The data can be leveraged in native form without having to move, duplicate or convert the data. By enabling these capabilities in a cost-effective manner, we believe our products can help companies protect their brands and keep their customers from becoming confused or frustrated, all of which positively impact customer satisfaction and loyalty.

We support the adoption of open application server infrastructure by our existing and new clients and work closely with other application server, operating system and database vendors to increase the value customers receive from our products on a variety of popular infrastructure components.

OnDemand Service Offerings

We offer OnDemand delivery of e-commerce and customer care with our ATG OnDemand service offerings. The ATG OnDemand offerings are available on a subscription and managed services basis. We also offer OnDemand multi-channel customer interaction through our eStara subsidiary.

Subscription Services.  We offer our clients hosting services for the full spectrum of ATG applications. These services include the provisioning, management and monitoring of the application infrastructure including bandwidth, network, security, servers, operating systems, enabling software and ATG applications. ATG OnDemand subscription services (also known as software-as-a-service, or SaaS) require neither an investment in software licenses nor maintenance agreements. The customer pays an initial set-up fee, and after a brief implementation period the solution is managed in our data center. For the OnDemand subscription offerings, we control the implementation and management process. We support our hosted clients on a 24/7 basis by providing problem resolution services, application change management services, and the support for service level agreements related to application availability.

Managed Services.  Through our OnDemand Managed Services program, we make our application hosting services available for a fee to clients that have purchased ATG software licenses and maintenance agreements. The OnDemand Managed Services program shifts the client’s technology risk to us and leverages our domain expertise.

eStara Service Offerings

In October 2006, we acquired eStara, Inc., a provider of proactive conversion solutions for enhancing online sales and support initiatives. Like the ATG OnDemand offerings, the eStara offerings are hosted on our servers; however, eStara’s products are platform independent, so a client can benefit from eStara’s products whether it elects to run its online environment on an ATG-powered e-commerce platform, another e-commerce platform or a custom built website.

eStara Click to Call is designed to allow online prospects and customers to transition seamlessly within the context of their online session into immediate telephone or PC-based voice contact with businesses. Web site visitors, e-mail recipients or viewers of a banner ad simply click a Click to Call button and select PC-to-phone or phone-to-phone to connect in real-time with our clients’ sales or customer service agents.

eStara Click to Chat allows online prospects and customers to initiate a text chat session online with our clients’ sales or customer service agents by simply clicking a Click to Chat button.

eStara Call Tracking is designed to allow our clients to accurately track the source of inbound telephone responses to their print and online promotional campaigns.

Support and Services

Our services organization provides a variety of consulting, design, application development, deployment, integration, hosting, training, and support services in conjunction with our products. We provide these services through our Customer Support Services, Professional Services and Education Services groups.

Customer Support and Maintenance Services.  We offer four levels of customer support and maintenance including our Premium Support Program, which consists of access to technical support engineers 24/7, for customers deploying mission critical applications. For an annual support and maintenance fee, customers are entitled to receive software updates, maintenance releases, online documentation and eServices including bug reports and unlimited technical support.

Professional Services.  The primary goal of our Professional Services organization is to ensure customer satisfaction and the successful implementation of our application solutions. ATG Professional Services has developed an Adaptive Delivery Framework (ADF) to ensure consistent, high-quality service delivery throughout all our project engagements. The ADF is used to create repeatable delivery processes from project to project in order to provide a consistent look and feel for all ATG project deliverables. Our Professional Services include four primary service offerings:

•	OnDemand Offerings. By leveraging our experience with the pre-built OnDemand offerings, our Professional Services organization assists our clients with their ATG implementations, thus helping our clients quickly and economically launch their e-commerce and service projects.

•	Full-lifecycle Solutions. We work with our clients from the earliest stages of their projects. The full-lifecycle approach encompasses everything from working with our clients’ end users and technical staff to define project requirements to solution design, implementation, usability testing, staging and deployment.

•	Custom Solutions. We can also manage specific areas of our clients’ projects, such as designing a solution to meet a client’s requirements, implementing scenarios or integrating our solutions with a third-party application.

•	Structured Enablement. In this model, we give our clients the guidance they need while maximizing the skills of the clients’ own personnel. Depending on a client’s project goals and the expertise of its team, appropriate ATG personnel (such as architects or engineers) work onsite as advisors to aid the client’s personnel in areas such as reviewing completed work or advising on a particular project area.

Education Services.  We provide a broad selection of educational programs designed to train clients and partners on our applications. This curriculum addresses the educational needs of developers, technical managers, business managers, and system administrators. ATG Education Services also offers an online learning program that complements our instructor-led training. Developers can become certified on our products by taking a certification exam in a proctored environment. We also measure partner quality using a partner accreditation program that ensures ATG partners have the skills necessary to effectively assist our clients with implementations. We provide a full range of instructor-led solutions to assist clients with these key initiatives.

Markets

Our principal target markets are Global 2000 companies and other businesses that have large numbers of online users and utilize the Internet as an important business channel. Our clients represent a broad spectrum of enterprises within diverse industry sectors, and include some of the world’s leading corporations. As of December 31, 2006, we have more than 900 customers. The following is a partial list:

Consumer Retail	Financial Services	Manufacturing
Amazon	Allied Irish Banks	Abbott Laboratories
American Eagle Outfitters	Allstate	Airbus
B&Q (UK)	American Express	American Standard
Best Buy Companies, Inc.	Barclays Global Investors	Boeing
Bluefly	Canada Trust	Boston Scientific
Body Shop	Citicorp	Coca-Cola
Cabela’s	Conseco	Daimler-Chrysler
Carrefour (Europe)	Dell Financial Services	Eastman Kodak
CVS	Deutsche Bank	General Motors
El Corte Ingles (Spain)	Dreyfus Services Corporation	Heidelberger Druckmaschinen
J. Crew	Fidelity	Hoffman la Roche
LL Bean	Ford Motor Credit	Johnson & Johnson
Neiman Marcus	Franklin Templeton Funds	Louis Vuitton
New York & Company	Harris Bank	Mars
OfficeMax	HSBC	Motorola
PetMed Express	Irwin Union Bank	Newell Rubbermaid
Restoration Hardware	John Hancock Funds	Nike
Sears	Merrill Lynch	Nokia
Target Corporation	MFS Investment Management	Philips
The Finish Line	PayPal	Pirelli
Urban Outfitters	Pioneer Investments	Procter & Gamble
Walgreens	St. James Place Management	Rubbermaid
Warnaco (Calvin Klein, Speedo)	Washington Mutual	Sony

Communications and Technology	Travel, Media and Entertainment
Adobe	AOL
AT&T	BMG Direct
BellSouth	Club Med
Dell	Elsevier
EMC	Expedia
France Telecom	Harvard Business School Publishing
Hewlett-Packard	Hilton Hotels
Hitachi	Hotels.com
Intuit	Hyatt
Microsoft	Intercontinental Hotels Group
Orange PLC	Knight-Ridder
Sony	Media News Group
Telefonica	Meredith Corporation
T-Mobile	Nintendo
VeriSign	Reader’s Digest
Verizon	The MTVi Group
Vodafone	Time, Inc.
Warner Music

Research and Development

Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the services and sales organizations.

Since we began focusing on selling software products in 1996, the majority of our research and development activities have been directed towards creating new versions of our products, which extend and enhance competitive product features. In 2006, we focused primarily on developing new and innovative applications, as well as developing and enhancing our new OnDemand offerings.

Sales and Marketing

We market and sell our products and services primarily through our direct sales force, which is compensated based on product and services sales made to our clients, directly or through business partners. We also sell products and services through channel partners, including systems integrators and other technology partners. The majority of our revenue is from direct sales.

Our sales and service organization includes employees in direct and channel sales, system engineers and account management. As of December 31, 2006, we had approximately 93 employees in our sales and support organization, including 54 direct and channel sales representatives whose performance is measured on the basis of achievement of quota objectives.

To support our sales efforts and promote the ATG brand, we conduct comprehensive marketing programs. These programs include industry and partner events, market research, public relations activities, seminars, advertisements, direct mailings and the development of our website. Our marketing organization supports the sales process and helps identify key strategic alliances and other opportunities. They prepare product research, product planning, manage press coverage and other public relations. As of December 31, 2006, we had 16 employees in our global marketing organization, which is a component of our sales and marketing organization.

As of December 31, 2006, in addition to offices throughout the United States, we had sales offices located in the United Kingdom, France, Canada and Singapore.

Strategic Alliances

We have established strategic alliances with system integrators, technology partners and resellers to augment our direct sales activities. We provide our systems integrators, technology partners and resellers with sales and technical training in order to encourage them to create demand for our products and services and to extend our presence globally and regionally. In addition, we encourage our channel partners to enroll in our accreditation and certification programs. Our ATG Certified Professional Program is a training program for developers to learn more about our products and services, and our ATG Accredited Partner Program is intended to identify our most qualified partners.

Competition

The market for online sales, marketing and customer service solutions is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We currently have the following primary sources of competition:

•	in-house development efforts by potential clients or partners;

•	e-commerce application vendors, such as IBM and Escalate Retail;

•	e-commerce business process outsourcers, such as Digital River and GSI Commerce;

•	hosting managed service providers, such as Accenture, EDS and IBM;

•	hosting on-demand subscription service providers, such as Demandware, Digital River, MarketLive and Venda;

•	marketing and customer-service application vendors, including natural language, self-service and traditional customer relationship management application vendors; and

•	proactive solutions vendors, such as LivePerson.

We compete against these alternative products and services by providing a solution that enables our clients to provide their customers with an integrated customer experience for online sales, marketing and customer service. We believe our solutions provide our clients with a rapid return on investment, attractive long-term total cost of ownership, a way to present a single view of themselves to their customers, the ability to improve the productivity and effectiveness of customer interactions, and the flexibility to adapt to rapidly changing and often unpredictable market needs.

We seek to provide our clients with a rapid return on investment through out-of-the-box functionality for online sales (e-commerce), marketing and service built on a flexible, component architecture that is practical and cost-effective to customize. These capabilities enable our clients to get to market quickly in a manner that exploits their competitive advantages, which helps drive their return on investment.

Proprietary Rights and Licensing

Our success and ability to compete depends on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. At December 31, 2006, we had ten issued United States and seven issued European patents covering our technology, and we have eleven additional patent applications pending. In addition, we have several trademarks that are registered or pending registration in the United States or abroad. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. However, these legal protections afford only limited protection for our technology.

We license our software pursuant to signed master license agreements, as well as “click through” or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than legal protections to establish and maintain a technology leadership position.

Employees

As of December 31, 2006, we had a total of 378 employees. Our success depends on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Internet Address and SEC Reports

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Art Technology Group, that file electronically with the Commission. The address of this website is http://www.sec.gov.

Our Internet website is www.atg.com. We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

Item 1A.	Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

We expect our revenues and operating results to continue to fluctuate for the foreseeable future. If our quarterly or annual results are lower than the expectations of securities analysts, then the price of our common stock is likely to fall.

Our revenues and operating results have varied from quarter to quarter in the past and will probably continue to vary significantly from quarter to quarter in the foreseeable future. A number of factors are likely to cause variations in our operating results, including:

•	the timing of sales and revenue recognition of our products and services, which are affected by the mix of licensed, hosted and subscription-based sales in a period; depending on our sales terms with our customers, we expect to recognize an increasing portion of our revenue ratably over a period of time rather than at the time of invoice;

•	the timing of customer orders, especially larger transactions, and product implementations;

•	fluctuating economic conditions, particularly as they affect our customers’ willingness to implement new e-commerce solutions;

•	delays in introducing new products and services;

•	the size of price discounting and concessions;

•	changes in the mix of revenues derived from products and services;

•	timing of hiring and utilization of personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales;

•	variation in our actual costs from our cost estimates related to long term hosting contracts;

•	increased expenses, whether related to sales and marketing, product development or administration; and

•	costs related to possible acquisitions of technologies or businesses.

In any given quarter, we often depend on several relatively large license transactions to meet expected revenues for that quarter. If we expect to complete a large sale to a specific customer in a particular quarter and the sale is not completed in that quarter, then we are not likely to be able to generate revenue from alternate sources in time to compensate for the shortfall. In addition, as is the case with many software companies, a significant portion of our sales are concentrated near the end of each fiscal quarter. If we are unable to close or recognize revenues on even a relatively small number of license deals at quarter-end, then we may not be able to meet expected revenues for that quarter. Because of this concentration of sales at quarter end, our more sophisticated customers may be successful in pressuring us to give them higher price discounts than we might otherwise provide by waiting until quarter-end to complete their transactions with us.

Our management has concluded that there were material weaknesses in our internal control over financial reporting which could undermine our investors’ confidence in our financial statements.

Section 404 of Sarbanes Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent registered public accounting firm must report on management’s evaluation of those controls. Our management has concluded that material weaknesses in our internal control over financial reporting, specifically relating to inadequate and ineffective controls over the financial statement close process and inadequate staffing within the accounting organization, existed as of December 31, 2006. As a result of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006. Our independent registered public accounting firm, Ernst & Young LLP, has concurred with management’s assessment. Our management’s report on our internal control over financial reporting and the report of Ernst & Young LLP thereon appear in Item 9A of this annual report on Form 10-K.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If the presence of these material weaknesses in our internal controls over financial reporting undermine investor confidence in the quality of our financial reporting, the market price of our common stock could be adversely affected. We cannot assure you that the remedial actions we have undertaken, as described in Item 9A, will be adequate to promptly and completely correct the reported deficiencies.

We may not be able to sustain or increase our revenue or attain profitability on a quarterly or annual basis.

We incurred losses in five of the most recent 12 quarters preceding December 31, 2006, and we had an accumulated deficit of $191.6 million as of December 31, 2006. We operate in a rapidly evolving industry, which makes it more difficult to predict our future operating results. We cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, we expect to recognize an increasing portion of our revenue ratably over a period of time rather than at the time of invoice. In the near term, this may have an adverse effect on our revenue and net income, which could result in a decline in the price of our common stock.

Our lengthy sales cycle makes it difficult to predict our quarterly results and causes variability in our operating results.

We have a long sales cycle, often several months or quarters, because our clients often need to make large expenditures and invest substantial resources in order to take advantage of our products and services and also because we generally need to educate potential customers about the use and benefits of our products and services. This long sales cycle makes it difficult to predict the quarter in which sales may occur. We may incur significant sales and marketing expenses in anticipation of selling our products, and if we do not achieve the level of revenues we expected, our operating results will suffer and our stock price may decline. Further, our potential customers frequently need to obtain approvals from multiple decision makers before making purchase decisions. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

Our common stock price has historically been volatile and will probably continue to be volatile.

The market price of our common stock has ranged from $0.58 per share to $126.88 per share since our initial public offering in July 1999 and has ranged from $1.83 per share to $3.81 per share between January 1, 2006 and December 31, 2006. Fluctuations in market price and volume are particularly common among securities of software companies. The market price of our common stock may fluctuate significantly in response to the following factors among others, some of which are beyond our control:

•	variations in our quarterly operating results, in particular, our ability to meet the expectations of brokerage firms, industry analysts and investors;

•	changes in market valuations of software companies;

•	our announcement of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	timing of completion of significant sales;

•	additions or departures of our key personnel; or

•	future sales of our common stock.

If the market for e-commerce does not continue to grow, then demand for our products and services may decrease.

Our success depends heavily on the continued use of the Internet for e-commerce. Many companies continue to rely primarily or exclusively on traditional means of commerce and may be reluctant to change their patterns of commerce. For our customers and potential customers to be willing to invest in our electronic commerce and online marketing, sales and service applications, the Internet must continue to be accepted and widely used for commerce and communication. If Internet commerce does not grow or grows more slowly than expected, then our future revenues and profits may not meet our expectations or those of analysts.

If we fail to adapt to rapid changes in the market for online business applications, then our products and services could become obsolete.

The market for our products is constantly and rapidly evolving, as we and our competitors introduce new and enhanced products, retire older ones, and react to changes in Internet-related technology and customer demands, coalescence of product differentiators, product commoditization and evolving industry standards. We may not be able to develop or acquire new products or product enhancements that comply with present or emerging Internet technology standards or differentiate our products based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances with operating system and infrastructure vendors that will permit migration or upgrade opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable.

To succeed, we need to enhance our current products and develop new products on a timely basis to keep pace with market needs, satisfy the increasingly sophisticated requirements of customers and leverage strategic alliances with third parties in the e-commerce field who have complementary or competing products. E-commerce technology is complex, and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

We face intense competition in the market for online commerce applications and services, and we expect competition to intensify in the future. If we fail to remain competitive, then our revenues may decline, which could adversely affect our future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our products and services at lower prices or at reduced margins, including, among others:

•	Potential clients or partners may choose to develop e-commerce applications in-house, rather than paying for our products or services.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can.

•	Our suite of service products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service.

•	Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

•	Some of our current and potential competitors, especially our larger competitors like IBM that offer broad suites of computer and software applications may offer free or low-cost e-commerce applications and functionality bundled with their own computer and software products. Potential customers may not see the need to buy our products and services separately when they can use the bundled applications and functionality in our competitors’ product suites for little or no additional cost.

If the market for our OnDemand service offerings does not develop or develops more slowly than we expect, then our business could be negatively affected.

Our OnDemand hosted service and subscription offerings are at an early stage of development, and we may not achieve or sustain demand for these offerings. Our success in this effort will depend in part on the price, performance and availability of our products and services in comparison with competing products and services and on the willingness of companies to increase their use of hosting applications. While we will continue to market and sell traditional licenses for our software solutions, we believe that the widespread market acceptance of our hosting software solutions is important to the success of our business because of the growth acceleration opportunities.

If our clients experience interruptions, delays or failures in our hosted services, then we could incur significant costs and lose revenue opportunities.

Our OnDemand hosted service offering is at an early stage of development and any equipment failures, mechanical errors, spikes in usage volume or failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any such interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or accidental or willful security breaches, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties or cause our clients to decide not to renew their hosting agreements, any of which could adversely affect our business, financial condition and results of operations.

We depend heavily on key employees in a competitive labor market.

Our success depends on our ability to attract, motivate and retain skilled personnel, especially in the areas of management, finance, sales, marketing and research and development, and we compete with other companies for a small pool of highly qualified employees. Members of our management team, including executives with significant responsibilities in these areas, have left us during the past few years for a variety of reasons, and there may be additional departures in the future. These historical and potential future changes in personnel may be disruptive to our operations or affect our ability to maintain effective internal controls over financial reporting. In addition, equity incentives such as stock options constitute an important part of our total compensation program for employees, and the volatility or lack of positive performance of our stock price may adversely affect our ability to retain our employees or hire replacements.

If we fail to anticipate and address the risks associated with eStara’s business, then our business could be harmed.

The integration of the business and operations of eStara, Inc., which we acquired in October 2006, into our business and operations is an important process. In order to be successful, we need to retain key eStara personnel and also understand and address the risks associated with eStara’s business and products. For example, it is possible that the market for eStara’s Click to Call and Click to Chat products may be more limited than we anticipated or that eStara’s technology may infringe upon a third party’s intellectual property. If we fail to successfully integrate eStara’s business and operations, retain valuable eStara personnel and address the risks associated with our acquisition of its business, then we could fail to realize the anticipated benefits of the acquisition, and the disruption caused by the acquisition could hurt our business.

We could incur substantial costs defending against a claim of infringement or protecting our intellectual property from infringement.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. For example, we have been involved in litigation alleging that we have infringed United States patents owned by third parties. We may be required to incur substantial costs in defending infringement litigation in the future, which could have a material adverse effect on our operating results and financial condition.

In addition, we have agreed to indemnify customers against claims that our products infringe the intellectual property rights of third parties. From time to time, our customers have been subject to third party patent claims and we have agreed to indemnify these customers to the extent the claims related to our products. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect proprietary rights to as great an extent as the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, then our business, operating results and financial condition could be materially harmed.

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

If we fail to maintain our existing customer base, then our ability to generate revenues will be harmed.

Historically, we have derived a significant portion of our revenues from existing customers that purchase our support and maintenance services and license enhanced versions of our products. If we are unable to continue to obtain significant revenues from our existing customer base, then our ability to grow our business would be harmed, and our competitors could achieve greater market share. To retain our existing customer base, we must:

•	provide high levels of customer service and product support to help our clients maximize the benefits that they derive from our products;

•	remain competitive by introducing enhancements and new versions of our products that provide additional functionality; and

•	manage the transition from our older products so as to minimize the disruption to our clients caused by the migration and integration with the clients’ information technology platform.

If we fail to address the challenges associated with our international operations, then revenues from our products and services may decline, and the costs of providing our products or services may increase.

At December 31, 2006, we had offices in the United Kingdom, France, Northern Ireland, Canada and Singapore. We derived 25% of our total revenues in the year ended December 31, 2006 and 24% of our total revenues in the year ended December 31, 2005 from customers outside the United States. Our operations outside the United States are subject to additional risks, including:

•	changes in regulatory requirements, exchange rates, tariffs and other barriers;

•	longer payment cycles and problems in collecting accounts receivable in Western Europe and Asia;

•	difficulties in managing systems integrators and technology partners;

•	difficulties in staffing and managing foreign subsidiary operations;

•	differing technology standards;

•	difficulties and delays in translating products and product documentation into foreign languages for countries in which English is not the primary language;

•	reduced protection for intellectual property rights in some of the countries in which we operate or plan to operate;

•	difficulties related to entering into legal contracts under local laws and in foreign languages;

•	fluctuations in the exchange rates between foreign and United States currency;

•	potentially adverse tax consequences; and

•	political and economic instability.

If we fail to comply with the financial covenants in our line of credit, or if our bank refuses to renew this facility, then our liquidity could be impaired.

We have a revolving line of credit with Silicon Valley Bank that allows us to borrow up to $20.0 million. Our bank had issued letters of credit totaling $5.3 million to several of our landlords to secure our lease obligations, which letters of credit are supported by this facility. This line of credit will expire on January 31, 2008.

If we fail to comply with the financial covenants or default on any of the provisions of our loan agreement, then the bank may, among other things, declare all obligations immediately due and payable, cease to advance money or extend credit for our benefit and require our outstanding letters of credit to be cash secured. At December 31, 2006, we were in compliance with all of the financial covenants in our loan agreement. If in response to any future default the bank declared our obligations due, or required us to secure each outstanding letter of credit on a dollar for dollar basis, then our cash, cash equivalents and marketable securities balances would decrease substantially, and our liquidity could be materially impaired.

We may need additional financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise additional funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our credit agreement, could impose restrictions on our operations.

If systems integrators or value added resellers reduce their support and implementation of our products, then our revenues may fail to meet expectations and our operating results would suffer.

Since our potential customers often rely on third-party systems integrators to develop, deploy and manage websites for conducting commerce on the Internet, we cultivate relationships with systems integrators to encourage them to support our products. We do not, however, generally have written agreements with our systems integrators, and they are not required to implement solutions that include our products or to maintain minimum sales levels of our products. Our revenues would be reduced if we fail to train a sufficient number of systems integrators adequately or if systems integrators devote their efforts to integrating or co-selling products of other companies. Any such reduction in revenue would not be accompanied by a significant offset in our expenses. As a result, our operating results would suffer, and the price of our common stock would probably fall.

If our software products contain serious errors or defects, then we may lose revenues and market acceptance and may incur costs to defend or settle product liability claims.

Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our customers, our current and future products may contain serious defects, which could result in lost revenues or a delay in market acceptance.

Since our customers use our products for critical business applications such as e-commerce, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

If the Sun® Javatm programming language loses market acceptance or if we are not able to continue using Java technologies, then our business could be harmed.

We write our software in the Java computer programming language developed by Sun Microsystems, and we incorporate Sun’s Java 2 Platform, Enterprise Edition, or J2EE, and other Java technologies into our products under licenses granted to us by Sun. If Sun were to decline to continue to allow us to use these technologies for any reason, we would be required to either license the equivalent technology from another source, create equivalent technology ourselves, or rewrite portions of our software to accommodate the change.

While a number of companies have introduced web applications based on Java technology, this technology could fall out of favor, and support by Sun Microsystems or other companies could decline. Moreover, our new Version 7 ATG Adaptive Scenario Engine is designed to support J2EE standards for developing modular Java programs that can be accessed over a network. We have licensed the J2EE brand and certification tests from Sun. There can be no assurance that these standards will be widely adopted, that we can continue to support J2EE standards established by Sun from time to time or that the J2EE brand will continue to be made available to us on commercially reasonable terms. If Java or J2EE support decreased or we could not continue to use Java or related Java technologies or to support J2EE, we might have to rewrite the source code for our entire product line to enable our products to run on other computer platforms. Also, changes to Java or J2EE standards or the loss of our license to the J2EE brand could require us to change our products and adversely affect the perception of our products by our customers. If we were unable to develop or implement appropriate modifications to our products on a timely basis, we could lose revenue opportunities and our business could be harmed.

Government or industry regulations could directly restrict our business or indirectly affect our business by limiting the growth of e-commerce.

As e-commerce evolves, federal, state and foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition’s scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce.

The Internet is generating privacy concerns that could result in legislation or market perceptions that could result in reduced sales of our products and harm our business.

Businesses use our ATG Adaptive Scenario Engine product to develop and maintain profiles to tailor the content to be provided to website visitors. When a visitor first arrives at a website, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor’s identity is added to the profile, preserving any profile information that was gathered up to that point. ATG Adaptive Scenario Engine product tracks both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user’s behavior on the website. Privacy concerns may cause visitors to resist providing the personal data or to avoid websites that track the web behavioral information necessary to support our profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements, and the United States may follow suit. Privacy legislation and consumer privacy concerns could make it harder for us to sell our products and services, resulting in reduced revenues.

Our products use “cookies” to track demographic information and user preferences. A “cookie” is information keyed to a specific user that is stored on a computer’s hard drive, typically without the user’s knowledge. The user can generally remove the cookies, although removal could affect the content available on a particular site. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, then demand for our personalization products could be reduced.

If NASDAQ were to delist our common stock from The NASDAQ Global Market, then the value of your investment could be reduced, and your shares could be more difficult to sell.

For our common stock to trade on The NASDAQ Global Market (formerly known as The NASDAQ National Market), we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. As recently as October 2005, our common stock has traded at prices near or below $1.00. If we do not continue to meet NASDAQ’s applicable minimum listing standards, NASDAQ could delist us from The NASDAQ Global Market, which could, among other things:

•	hinder your ability to sell, or obtain an accurate quotation for the price of your shares of our common stock;

•	hurt our reputation among our investors and prospects, which could lead to further declines in the market price of our common stock;

•	make it more difficult and expensive for us to raise capital; and

•	subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company.

Certain provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that some of our stockholders may consider favorable, which could reduce the market price of our common stock. These provisions include:

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

In addition, we adopted a shareholder rights plan in 2001, and Delaware law may further discourage, delay or prevent someone from acquiring or merging with us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters are located in 45,000 square feet of leased office space in Cambridge, Massachusetts. In addition, we have major United States facilities in Seattle, Washington (approximately 19,000 square feet); Chicago, Illinois (approximately 12,000 square feet); San Francisco, California (approximately 5,000 square feet); and Washington, D.C. (approximately 7,000 square feet). Our European headquarters are located in Apex Plaza, Reading, United Kingdom where we lease approximately 8,000 square. We also maintain offices in Northern Ireland, Canada, France and Singapore. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

As previously disclosed, in 2001, we were named as defendants in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The action alleges that we, and certain of our former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated there under. In October 2006, the court ruled in our favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. Management believes that none of the claims that plaintiffs have asserted has merit, and we intend to continue to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. On February 15, 2005, the court issued an opinion and order granting preliminary approval of the settlement, subject to certain non-material modifications. The court held a settlement fairness meeting on April 24, 2006 following which it took under advisement the motion for final approval of the settlement. In December 2006, the Court of Appeals for the Second Circuit ruled that the certification of this proceeding as a class action was invalid and remanded the case to the SDNY. The class plaintiffs have requested the Second Circuit to reconsider. If the settlement is not approved, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation or appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Market (formerly known as The NASDAQ National Market) under the symbol “ARTG.” The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by The NASDAQ Global Market.

	High	Low

Fiscal 2005
First quarter	$1.40	$1.05
Second quarter	1.22	0.95
Third quarter	1.21	1.00
Fourth quarter	2.13	0.92
Fiscal 2006
First quarter	$3.49	$1.83
Second quarter	3.81	2.12
Third quarter	3.10	2.32
Fourth quarter	2.66	1.91

On March 12, 2007 the last reported sale price on The NASDAQ Global Market for our common stock was $2.17 per share. On March 8, 2007, there were approximately 643 holders of record of our common stock. This number does not include stockholders for whom our shares were held in a “nominee” or “street” name.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2006.

On October 2, 2006, we acquired eStara, Inc. pursuant to an agreement and plan of merger among us, eStara, our wholly-owned subsidiaries Arlington Acquisition Corp. and Storrow Acquisition Corp., certain stockholders of eStara and the stockholder representative named therein, dated September 18, 2006, as amended on October 2, 2006. We acquired eStara for consideration consisting of (1) 14,915,567 shares, including restricted shares, of our common stock issued to eStara’s stockholders that are considered “accredited investors” under the SEC rules promulgated under the Securities Act of 1933 and (2) approximately $3.8 million in cash paid to all of eStara’s stockholders, both accredited and unaccredited. We issued the shares of our common stock in a private placement pursuant to Regulation D under the Securities Act of 1933.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data and balance sheet data for all periods presented is derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K or in Annual Reports on Form 10-K for prior years on file with the Securities and Exchange Commission.

In 2004, we acquired Primus, which was accounted for under the purchase method of accounting, for a purchase price of $31.7 million, comprised primarily of our common stock. We allocated $35.7 million of the cost of this acquisition to goodwill and intangible assets. Income from continuing operations for the year ended December 31, 2004 includes $1.0 million for the amortization of other intangible assets related to this acquisition.

On January 1, 2006, we adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), which requires us to record stock-based compensation expense for employee stock awards at fair value at the time of grant. As a result, our stock-based compensation expense increased in 2006 by $3.6 million.

In 2006, we acquired eStara for a purchase price of $49.8 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $46.1 million of the cost of this acquisition to goodwill and intangible assets. Net income from continuing operations for the year ended December 31, 2006 includes $791,000 for the amortization of intangible assets to this acquisition.

During 2006, we determined that certain foreign subsidiaries’ operations had substantially ceased and were effectively liquidated in 2002 and 2003. In accordance with SFAS 52, companies are required to eliminate the cumulative translation adjustment related to entities that have either been sold or substantially liquidated. As a result, we are restating our 2002 and 2003 financial statements to reflect the write-off of the cumulative translation adjustment related to substantially liquidated entities. We are recording adjustments of $442,000 in 2002 and $1,345,000 in 2003 to eliminate the cumulative translation adjustment related to these substantially liquidated entities and are recording corresponding increases in our accumulated deficit as of December 31, 2002 and 2003. The write-off of the cumulative translation adjustment is recorded as a charge to the interest and other income, net line item in the Statement of Operations.

In connection with recording the adjustments to write-off the cumulative translation adjustment for liquidated foreign subsidiaries in 2002 and 2003, we are also recording historical identified errors. In 2002 and 2003, we should have recorded certain amounts as deferred revenue to properly recognize support and maintenance revenue ratably as the service was provided and for future discounts provided to customers. In addition, we had an unsupported revenue reserve. We recorded net revenue adjustments to decrease revenue by $608,000 and $386,000 in 2002 and 2003, respectively. Regarding expenses, we had over-accrued for certain sales and marketing, general and administrative and restructuring expenses. The net impact to recording these errors was a decrease to operating expenses of $584,000 in 2002 and an increase to operating expenses of $83,000 in 2003. The errors to revenue and operating expenses were deemed to not be material individually, or in aggregate, in 2002 and 2003. The net impact of the restatement is to increase our net loss and net loss per basic and diluted share for 2002 from $29.5 million to $30.0 million, and from $0.42 per share to $0.43 per share, respectively, and to decrease our net income and net income per basic and diluted share for 2003 from $4.2 million to $2.4 million, and from $0.06 per share to $0.03 per share, respectively.

The correction of these errors had no impact to our results of operations for 2004, 2005 or 2006. We have recorded an adjustment of $1,787,000 to the beginning balances at January 1, 2004 to increase accumulated deficit and decrease cumulative translation adjustment, which is the only component of accumulated other comprehensive loss. There was no net impact to stockholders’ equity.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003(1)	2002(1)
				(As restated)	(As restated)
	(In thousands, except per share data)

Revenues:
Product licenses	$32,784	$29,821	$23,345	$26,793	$48,932
Services	70,448	60,825	45,874	45,313	51,953

Total revenues	103,232	90,646	69,219	72,106	100,885
Cost of revenues:
Product licenses	1,751	1,816	2,206	2,118	4,278
Services	30,799	23,255	19,879	19,730	33,745

Total cost of revenues	32,550	25,071	22,085	21,848	38,023

Gross profit	70,682	65,575	47,134	50,258	62,862
Operating expenses:
Research and development	20,434	17,843	16,209	17,928	22,046
Sales and marketing	31,992	30,034	29,602	31,400	42,800
General and administrative	12,952	11,231	7,742	9,265	10,955
Restructuring charge (benefit)	(62)	885	3,570	(10,346)	18,875

Total operating expenses	65,316	59,993	57,123	48,247	94,676

Income (loss) from operations	5,366	5,582	(9,989)	2,011	(31,814)
Interest and other income, net	1,712	219	395	176	1,858

Income (loss) before provision (benefit) for income taxes	7,078	5,801	(9,594)	2,187	(29,956)
Provision (benefit) for income taxes	(2,617)	32	(50)	(255)	—

Net income (loss)	$9,695	$5,769	$(9,544)	$2,442	$(29,956)

Basic net income (loss) per share	$0.08	$0.05	$(0.12)	$0.03	$(0.43)

Diluted net income (loss) per share	$0.08	$0.05	$(0.12)	$0.03	$(0.43)

Basic weighted average common shares outstanding	115,280	109,446	79,252	71,798	69,921

Diluted weighted average common shares outstanding	120,096	111,345	79,252	73,678	69,921

Consolidated Balance Sheet Data:

	December 31,
	2006	2005	2004	2003(1)	2002(1)
				(As restated)	(As restated)
	(In thousands)

Cash, cash equivalents and short-term marketable securities	$31,223	$33,569	$26,507	$41,584	$68,558
Long-term marketable securities	—	—	4,001	—	—
Total assets	149,981	92,765	97,803	67,360	104,835
Long-term obligations, less current maturities	—	63	112	—	—
Total stockholders’ equity	$105,074	$50,160	$42,185	$20,937	$15,999

(1)	Refer to Note 2 to our consolidated financial statements in Item 8 of this annual report on Form 10-K for additional discussion of the restatement in 2002 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and market a comprehensive suite of e-commerce software products, as well as provide related services including support and maintenance, education, application hosting, professional services and proactive conversion solutions for enhancing online sales and support. We primarily derive revenue from the sale of software products and related services. Our software licenses are priced based on the size of the customer implementation. Services revenue is derived from fees for professional services, training, support and maintenance, application hosting and proactive conversion solutions. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis. Support and maintenance arrangements are priced based on the level of support services provided as a percent of net license fees on a per annum basis. Under support and maintenance services, customers are generally entitled to receive software updates, maintenance releases and technical support. Training is billed as services are provided. Revenue from application hosting services is recognized monthly as the services are provided based on a per transaction, per CPU or percent of revenue basis. Proactive conversion solutions, recently offered as a result of the eStara acquisition, are priced on a per transaction basis and recognized monthly as the services are provided.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, or divestitures of business combinations that may be announced after the date hereof.

Recent Events

On October 2, 2006, we acquired all of the outstanding shares of common stock and common stock equivalents of eStara, Inc., a provider of proactive conversion solutions for enhancing online sales and support initiatives, in exchange for approximately 14.6 million shares of ATG common stock valued at $39.2 million and approximately $8.4 million in cash, excluding transaction costs. We also issued 0.3 million shares of restricted stock, which will be recognized as stock-based compensation expense over the vesting term. The revenues and expenses generated from acquisition date, October 2, 2006 to December 31, 2006 were not significant to our fiscal 2006 financial results reported in our consolidated statement of operations included elsewhere in this Annual Report on Form 10-K.

On January 1, 2006, we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. For the year ended December 31, 2006, our stock-based compensation expense was $3.8 million, as compared to a de minimis expense for years ended December 31, 2005 and 2004.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, research and development costs, restructuring expenses, the impairment of long-lived assets, income taxes and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Definitions

We define our “critical accounting policies” as those accounting principles generally accepted in the United States that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

Revenue Recognition

We recognize service and hosting revenue not related to software arrangements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104,  Revenue Recognition, and the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. In addition, the delivered element must have stand-alone value and we must have specific objective evidence of the fair value of the undelivered elements.

At the inception of a customer contract for service, we make a judgment of the customer’s ability to pay for the services provided. We base our estimate on a combination of factors, including the successful completion of a credit check or financial review, our payment history with the customer and other forms of payment assurance. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy.

We also license software under perpetual license agreements. We apply the provisions of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.

As prescribed by this accounting guidance, we apply the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor specific objective evidence of fair value, is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues from software maintenance are recognized ratably over the term of the maintenance, which is typically one year.

We derive revenues from the sale of application hosting and proactive conversion solutions by providing services to customers who have executed contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of these services exceed the monthly minimum, we recognize revenue for such excess usage in the period of the usage. We typically charge the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement.

When software products are licensed perpetually in conjunction with application hosting and or proactive conversion solutions, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate element under SOP 97-2. An item is considered a separate element if we have vendor-specific objective evidence of fair value of the element. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services were provided at the outset of the period. For most multiple element arrangements where software products are sold in conjunction with application hosting and or proactive conversion solutions, the fair value of each element has not been objectively determinable. Therefore, all revenue under these types of arrangements is recognized ratably over the related estimated service period to the extent that all services have begun to be provided at the outset of the period.

Revenues from professional service arrangements are recognized as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. We charge for professional services primarily on a time-and-material basis. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily consists of advance payments related to support and maintenance, hosting and service agreements.

We also sell our services through a reseller channel. Assuming all other revenue recognition criteria are met, we recognize revenue from reseller arrangements based on the reseller’s contracted commitment. We do not grant our resellers the right of return or price protection.

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

Restructuring Expenses

During the years ended 2006, 2005 and 2004, we recorded net restructuring charges/(benefits) of ($0.1) million, $0.9 million and $3.6 million, respectively, pertaining to the closure and consolidation of excess facilities, impairment of assets as discussed below, employee severance benefits and settlement of certain contractual obligations. These charges and benefits were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments

of Defined Benefit Pension Plans and for Termination Benefits and SAB No. 100 (SAB 100), Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS 88, and SAB 100. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At December 31, 2006, there were several accruals recorded for lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment. Such changes in estimates have had a material impact on our operating results in the past and could have a material impact on our operating results in the future.

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

Included in our accrued restructuring balance at December 31, 2006 was estimated sublease income of $2.4 million. We based our estimate of sublease income on the status of current negotiations with a potential subtenant and current market conditions and rental rates for this location. Actual results may vary significantly from this estimate, depending in part on our ability to obtain approval of the sublease from the landlord. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record adjustments to our restructuring obligations in our financial statements for such quarter based on management’s current best estimates.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated discounted future cash flows. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if impairment exists. No impairment of goodwill resulted from our evaluation of goodwill in any of the fiscal years presented.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets quarterly and adjust the amount of such allowance, if necessary. At December 31, 2006 and 2005, we have provided a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realizability of these assets. The valuation allowance decreased $1.6 million to $117.8 million in 2006 from $119.4 million in 2005. The primary reason for the decrease in the valuation allowance is due to a decrease of $7.1 million utilized to offset current book income and an increase of $5.5 million related to tax credits and other temporary differences.

In addition, we have provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. During 2006 and 2004, we reversed previously accrued taxes of $2.6 million and $158,000, respectively, for foreign locations due to the closure of the tax years under audit or the expiration of the statute of limitations in certain foreign jurisdictions.

Stock-Based Compensation Expense

Since January 1, 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123(R). Historically, we recognized stock-based compensation costs pursuant to Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees, and elected to disclose the impact of expensing stock options pursuant to SFAS No. 123, Share-Based Payment, in the notes to our financial statements. See Note 6 to the Financial Statements included elsewhere in this Annual Report on Form 10-K. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods because of adjustments to the calculation of such assumptions based upon the guidance of SFAS No. 123(R) and SAB No. 107, Share-Based Payment. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

Results of Operations

The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Year ended December 31,
	2006	2005	2004

Revenues:
Product licenses	32%	33%	34%
Services	68	67	66

Total revenues	100	100	100
Cost of revenues:
Product licenses	2	2	3
Services	30	26	29

Total cost of revenues	32	28	32

Gross margin	68	72	68
Operating expenses:
Research and development	20	20	23
Sales and marketing	31	33	43
General and administrative	12	12	11
Restructuring charge (benefit)	(0)	1	5

Total operating expenses	63	66	82

Income (loss) from operations	5	6	(14)
Interest and other income, net	2	0	0

Income (loss) before provision (benefit) for income taxes	7	6	(14)
Provision (benefit) for income taxes	(2)	0	(0)

Net income (loss)	9%	6%	(14)%

The following table sets forth, for the periods indicated, gross margin on product license revenue and gross margin on services revenue:

	Year ended December 31,
	2006	2005	2004

Cost of product license revenues	5%	6%	9%
Gross margin on product license revenues	95	94	91
Cost of services revenues	44	38	43
Gross margin on services revenues	56	62	57

Years ended December 31, 2006, 2005 and 2004

Revenues

For 2006, total revenues increased 14% to $103.2 million from $90.6 million for 2005. This increase is primarily due to increases in product license revenue, hosting revenue and professional service revenue when compared to 2005. Additionally, the fourth quarter of 2006 included the contribution from the eStara acquisition as compared to 2005, which accounted for $4.7 million of revenue.

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

For 2006, revenues generated from international customers increased to 25% of total revenues from 24% of total revenues in 2005.

No single customer accounted for more than 10% of our total revenues in 2006, 2005 or 2004.

We expect full year 2007 revenues in the range of $117.0 million to $123.0 million.

Product License Revenues

Product license revenues increased 10% to $32.8 million for 2006 from $29.8 million for 2005. This increase is primarily attributable to increased demand of our Commerce product suite due to an improvement in the overall e-commerce market.

Product license revenues increased 28% to $29.8 million in 2005 from $23.3 million in 2004. The increase was primarily attributable to our acquisition of Primus in November 2004 and the shift in our focus of our marketing and selling efforts to applications products from infrastructure products.

Product license revenues generated from international customers increased 22% to $9.0 million in 2006 from $7.4 million for the 2005. The increase in international revenues was primarily due to several new international customers.

Product license revenues generated from international customers decreased to $7.4 million in 2005 from $9.4 million in 2004. The decrease in international revenues was primarily due to the timing of certain deals.

Product license revenues as a percentage of total revenues for 2006, 2005 and 2004 were 32%, 33% and 34%, respectively. We expect this percentage to be in the range of 15% to 20% in 2007. The expected year over year decrease in product license revenue as a percent of total revenue is due to our expectation that an increasing percent of product license revenue will be recognized ratably.

Our resellers receive a discount from our list price. The extent of any discount is based on negotiated contractual agreements between us and the reseller. We do not grant our resellers the right of return, price protection or favorable payment terms. We rely upon resellers to market and sell our products and support and maintenance to governmental entities and to customers in geographic regions where it is not cost effective for us to sell directly. We have approximately 17 active resellers. Reseller revenues and the percentage of revenues from resellers can vary significantly from period to period. No resellers accounted for more than 10% of our revenues in 2006, 2005 or 2004.

Services Revenues

Services revenues increased 16% to $70.4 million for 2006 from $60.8 million for 2005. The increase was primarily attributable to the addition of eStara service revenue. The increase is also attributed to new service revenue from professional services and application hosting services associated with our new ATG OnDemand Service offerings.

Services revenues increased 33% to $60.8 million in 2005 from $45.9 million in 2004. The increase was attributable to new service revenues from the acquisition of Primus, specifically including application hosting services.

Support and maintenance revenues were 56% of total service revenues for 2006 as compared to 64.0% for 2005. Support and maintenance revenues decreased as a percentage of total service revenue due to increases in professional services, hosting and eStara revenue.

Support and maintenance revenues were 64% of total services revenues in 2005 and 2004. Support and maintenance revenues, in absolute dollars, were higher during 2005 due primarily to the addition of Primus’ active support and maintenance customer base.

Revenue from on demand services (includes both application hosting services and eStara) increased 122% to $11.8 million for 2006 from $5.3 million for 2005. This increase is primarily due to the addition of $4.7 million of eStara revenue in the fourth quarter of 2006. We expect on demand service revenue to become a larger portion of our services revenue as a result of our new expanding product offerings and the contribution from eStara.

Services revenues as a percentage of total revenues for 2006, 2005 and 2004 were 68%, 67% and 66%, respectively.

Cost of Product License Revenues

Cost of product license revenues includes salary, benefits and stock-based compensation costs associated with fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired developed technology.

Cost of product license revenues was $1.8 million in 2006 and 2005. Cost of product license revenues decreased 18% to $1.8 million in 2005 from $2.2 million in 2004. This decrease was primarily related to a reduction in salary and related costs along with decreased royalties paid on third party software embedded in our products, partially offset by an increase in amortization of acquired intangibles.

Gross Margin on Product License Revenues

For 2006, 2005 and 2004, gross margin on product license revenues was 95%, or $31.0 million, 94%, or $28.0 million and 91%, or $21.1 million, respectively. The sequential increase primarily relates to higher product license revenue, partially offset by an increase in royalties.

Cost of Services Revenues

Cost of services revenues includes salary, benefits and stock-based compensation and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally, cost of services revenues includes fees for hosting facilities, bandwidth costs, telecommunication fees, amortization of acquired intangibles and equipment and related depreciation costs. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of equipment, bandwidth and hosting space required.

Cost of services revenues increased 32% to $30.8 million in 2006 from $23.3 million in 2005. The increase in 2006 was primarily attributable to an increase in professional services salary and salary related expenses, specifically including stock-based compensation expense related to our adoption of SFAS 123R in 2006. Additionally, eStara cost of services was included in the fourth quarter of 2006.

Cost of services revenues increased 17% to $23.3 million in 2005 from $19.9 million in 2004. The increase was primarily attributable to an increase in service revenues of 33% for the year and a full year of hosting activities; resulting in an increase in salaries and benefits and increased use of third party contractors.

Gross Margin on Services Revenues

For 2006, gross margin on services revenues was 56%, or $39.6 million, compared to 62%, or $37.6 million, in the corresponding period in 2005 and 57%, or $26.0 million in 2004. The decrease in gross margin was primarily attributable to the change in service revenue mix, our continued investment in OnDemand services and stock-based compensation expenses under SFAS 123R. The nature of our OnDemand service requires us to make an upfront fixed investment in both people and capital before we realize economies of scale in our infrastructure. The increase in gross margin in 2005 compared with 2004 was primarily attributable to continued use of third party contractors to control costs.

Research and Development Expenses

Research and development expenses consist primarily of salary, benefits and stock-based compensation to support product development, as well as costs related to our use of third party offshore contractors. To date, all software development costs have been expensed as research and development in the period incurred.

Research and development expenses increased 15% to $20.4 million in 2006 from $17.8 million in 2005. The increase in 2006 compared to 2005 was primarily attributable to an increase in outsourcing services and stock-based compensation expense related to our adoption of SFAS 123R in 2006. Research and development expenses increased 10% in 2005 as compared to 2004. The increase was primarily attributable to an increase in our use of third party offshore contractors.

We expect 2007 research and development expenses as a percentage of revenue to be in the 20% - 21% range.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, benefits, stock-based compensation, commissions for sales and marketing personnel, travel, public relations, and marketing materials and events.

Sales and marketing expenses increased 7% to $32.0 million in 2006 from $30.0 million in 2005. The increase in 2006 compared to 2005 was primarily attributable to the inclusion of eStara expenses, including amortization of acquired intangibles for customer relationships and stock-based compensation expense related to our adoption of SFAS 123R in 2006.

Sales and marketing expenses increased 1% in 2005 as compared to 2004. The increase was primarily attributable to an increase in amortization of acquired intangibles for customer relationships related to the Primus acquisition.

We anticipate that 2007 sales and marketing expenses as a percentage of total revenues will be in the mid-30% range. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on the level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of the following components: salary benefits, stock-based compensation and other related costs, including expenses for executive, finance, legal, business applications, internal network management, human resources and other administrative personnel; fees for professional services; non-income related taxes; insurance costs; and rent and other facility-related expenditures for leased properties.

General and administrative expenses increased 15% to $13.0 million in 2006 from $11.2 million in 2005. The increase for 2006 when compared to 2005 is primarily due to eStara expenses and stock-based compensation expense related to our adoption of SFAS 123R in 2006.

General and administrative expenses increased 45% to $11.2 million in 2005 from $7.7 million in 2004. The increase was primarily attributable to an increase in outside services and professional fees, an increase in insurance expenses and amortization of acquired intangibles attributable to our acquisition of Primus.

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated by the Black-Scholes valuation model and is recognized ratably over the employee’s service period.

As a result of adopting SFAS 123R on January 1, 2006, our operating profit before income taxes and net income were each lower by $3.6 million, and basic and diluted earnings per share were lower by $0.04 and $0.03, respectively, than if we had continued to account for share-based compensation under APB 25. As of December 31, 2006, the total compensation cost related to unvested awards to employees not yet recognized in the statement of operations was approximately $10.9 million, which will be recognized over a weighted average period of 1.5 years.

Restructuring

In 2001 through 2005, we took restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. As of December 31, 2006, we had restructuring accruals of $2.2 million. We recorded charges (benefits) of $(0.1) million, $0.9 million and $3.6 million in 2006, 2005 and 2004, respectively. For detailed information about our restructuring activities and related costs and accruals, see Note 11 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Abandoned Facilities Obligations

At December 31, 2006, we had lease arrangements related to three abandoned facilities. Of these locations, the restructuring accrual for the Waltham, Massachusetts location is net of assumed sublease income. We have made certain assumptions regarding the future sublease income for this facility which are shown in the table below. The restructuring accrual for the other facilities, is net of contractual amounts due under any executed sub-lease agreement. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining abandoned facility locations and the timing of the remaining cash payments are as follows (in thousands):

	2007	2008	2009	Total

Waltham, MA	$1,384	$1,384	$346	$3,114
San Francisco, CA	515	—	—	515
Reading, UK	483	483	81	1,047

Facility obligations, gross	2,382	1,867	427	4,676
Contracted and assumed sublet income	(1,153)	(1,051)	(193)	(2,397)

Net cash obligations	$1,229	$816	$234	$2,279

Interest and Other Income, Net

Interest and other income, net increased to $1.7 million for 2006 from $219,000 for 2005. The increase was primarily due to an increase in interest income resulting from our higher average cash and investment balances and foreign currency exchange gains.

Interest and other income, net decreased 45% to $219,000 from $395,000 in 2004. The decrease was primarily due to an increase in foreign exchange losses, partially offset by an increase in interest income.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2006, we recorded an income tax benefit of $2.6 million. This relates to reversing certain tax reserves in foreign locations that were no longer required due to closed tax years under audit and expiration of the statue of limitations at certain foreign jurisdictions.

We had no Federal or foreign income taxes for 2006 due to taxable losses in domestic and certain foreign locations in 2006 and the use of net operating loss carry-forwards. We recorded state income taxes for 2006 of approximately $12,000. Accordingly, only a state provision for taxes has been recorded for 2006. Taxes recorded in 2005 were for foreign locations. In 2004, we reversed previously accrued taxes for foreign locations due to the closure of statute of limitations, or as a result of changes in our estimates of potential amounts due in those locations.

As a result of historical net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between our book and tax income that give rise to a tax loss for 2006 are due to the amortization of capitalized research and development expenses and payments on lease restructuring reserves partially offset by SFAS 123R stock compensation expenses.

eStara Acquisition

On October 2, 2006, we acquired all of the outstanding shares of common stock of privately held eStara, Inc. to enhance online sales and support initiatives. The aggregate purchase price was $49.8 million, which consisted of $39.2 million of our common stock, $8.4 million of cash issued for transaction bonus to eStara employees of $4.8 million and $3.6 million in lieu of issuing ATG common stock to non-accredited investors, and $2.2 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 14.6 million shares of ATG common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. The excess of the purchase price over the net assets acquired resulted in goodwill of $32.1 million. We also issued 0.3 million shares of restricted stock which will be recognized as stock-based compensation expense over the vesting term. In connection with this acquisition, we acquired $14.0 million of intangible assets for customer relationships, developed technology and trademarks, which are being amortized over their estimated useful lives.

We may also pay up to an additional $6.0 million in potential earn-out payments to the stockholders and employees of eStara based on the eStara revenues for fiscal 2007. If eStara’s revenues exceed $25.0 million but are less than $30.0 million, ATG will be required to pay $2.0 million, of which $0.6 million will be distributed to the stockholders and $1.4 million will be distributed to employees. In the event eStara’s revenues exceed $30.0 million, ATG will be required to pay an additional $4.0 million, of which $2.5 million will be distributed to stockholders and $1.5 million will be distributed to employees. The payments to stockholders will be recorded as additional purchase price, and the amounts paid to employees will be accounted for as compensation expense in our income statement as it relates to amounts paid to eStara employee shareholders in excess of that paid to non-employee stockholders. These payments may be made, at our option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax-free reorganization.

Liquidity and Capital Resources

Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity at December 31, 2006 were our cash, cash equivalents and short-term marketable securities of $31.2 million.

Cash provided by operating activities was $7.6 million in 2006. This consisted of net income of $9.7 million, depreciation and amortization of $5.1 million, stock-based compensation expense of $3.8 million, offset by a $9.4 million increase in accounts receivable and a $2.5 million decrease in accrued restructuring costs.

Our investing activities for the year ended December 31, 2006 used cash of $15.6 million, which consisted primarily of net cash payments associated with the acquisition of eStara, Inc. of $7.2 million, capital expenditures of $4.5 million and net purchases of marketable securities of $3.8 million. We expect capital expenditures in 2007 to be approximately 5% of annual revenue.

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2006, which consisted primarily of $2.2 million in proceeds from exercised employee stock options offset by principal payments on notes payable and capital leases.

We believe that our balance of $31.2 million in cash and cash equivalents and marketable securities at December 31, 2006, including the effect of the cash to be paid to complete the eStara acquisition, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over at least the next twelve months. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

Credit Facility

We have an existing $20.0 million revolving line of credit with Silicon Valley Bank (the Bank). The line of credit is secured by all of our tangible and intangible personal property and is subject to financial covenants including liquidity coverage and profitability. The line of credit will expire on January 31, 2008.

While there were no outstanding borrowings under the facility at December 31, 2006, the Bank had issued standing letters of credit totaling $5.3 million on our behalf, which are supported by this facility. The standing letters of credit have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2012. The line of credit bears interest at the Bank’s prime rate (8.25% at December 31, 2006). As of December 31, 2006, approximately $14.7 million was available under the facility.

Contractual Obligations

On December 31, 2006, our contractual cash obligations, which consist primarily of operating leases, were as follows (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$15,216	$4,823	$6,819	$3,574	$0

In addition, we have an obligation for contingent consideration of up to $6 million based on eStara’s 2007 revenue.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 is effective for us beginning in 2007. We do not expect the implementation of FIN No. 48 to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released SAB No. 108, (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying and recording financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are currently evaluating the potential impact of SFAS 157 on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have any impact to the fair values of these securities at December 31, 2006 and 2005 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since December 31, 2006.

The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at December 31, 2006 and 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 31, 2006, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(m) and Note 6 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 14, 2007

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$17,911	$24,060
Marketable securities	13,312	9,509
Accounts receivable, net of reserves of $447 ($778 in 2005)	34,554	21,459
Prepaid expenses and other current assets	2,501	1,130

Total current assets	68,278	56,158
Property and equipment, net	5,326	2,995
Goodwill	59,328	27,347
Intangible assets, net	16,013	4,859
Other assets	1,036	1,406

	$149,981	$92,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,607	$2,719
Accrued expenses	15,791	13,359
Deferred revenue	24,178	21,113
Accrued restructuring, current portion	1,213	3,012
Capital lease obligations, current portion	56	56
Notes payable	—	198

Total current liabilities	43,845	40,457
Accrued restructuring, less current portion	1,031	2,085
Capital lease obligations, less current portion	—	63
Long-term deferred revenue	31	—
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized — 10,000,000 shares; Issued and outstanding — no shares	—	—
Common stock, $0.01 par value; Authorized — 200,000,000 shares; Issued and outstanding — 127,055,373 shares and 110,637,606 shares at December 31, 2006 and 2005, respectively	1,270	1,106
Additional paid-in capital	296,291	251,454
Accumulated deficit	(191,558)	(201,253)
Accumulated other comprehensive loss	(929)	(1,147)

Total stockholders’ equity	105,074	50,160

	$149,981	$92,765

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Product licenses	$32,784	$29,821	$23,345
Services	70,448	60,825	45,874

Total revenues	103,232	90,646	69,219
Cost of revenue:
Product licenses	1,751	1,816	2,206
Services	30,799	23,255	19,879

Total cost of revenues	32,550	25,071	22,085

Gross profit	70,682	65,575	47,134
Operating expenses:
Research and development	20,434	17,843	16,209
Sales and marketing	31,992	30,034	29,602
General and administrative	12,952	11,231	7,742
Restructuring charge (benefit)	(62)	885	3,570

Total operating expenses	65,316	59,993	57,123

Income (loss) from operations	5,366	5,582	(9,989)
Interest and other income, net	1,712	219	395

Income (loss) before provision (benefit) for income taxes	7,078	5,801	(9,594)
(Benefit) provision for income taxes	(2,617)	32	(50)

Net income (loss)	$9,695	$5,769	$(9,544)

Net income per weighted average share:
Basic	$0.08	$0.05	$(0.12)
Diluted	$0.08	$0.05	$(0.12)
Shares used in per share calculations:
Basic	115,280	109,446	79,252
Diluted	120,096	111,345	79,252

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)

						Accumulated
	Common Stock		Additional			Other	Total	Comprehensive
	Number of	Par	Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Value	Capital	Compensation	Deficit	Loss	Equity	(Loss)
					(Restated)	(Restated)

Balance, January 1, 2004 as restated (See Note 2)	72,936,165	$729	$218,927	$(11)	$(197,478)	$(1,230)	$20,937
Exercise of stock options	718,126	7	525	—	—	—	532
Issuance of common stock in connection with employee stock purchase plan	1,016,419	10	926	—	—	—	936	—
Issuance of common stock and valuation of options related to Primus acquisition	33,471,256	335	29,087	—	—	—	29,422	—
Amortization of deferred compensation	—	—	—	11	—	—	11	—
Comprehensive Income:
Net loss	—	—	—	—	(9,544)	—	(9,544)	$(9,544)
Foreign currency translation adjustment	—	—	—	—	—	(109)	(109)	(109)

Comprehensive loss	—	—	—	—	—	—	—	$(9,653)

Balance, December 31, 2004	108,141,966	$1,081	$249,465	$—	$(207,022)	$(1,339)	$42,185
Exercise of stock options	1,751,942	18	1,342	—	—	—	1,360
Issuance of common stock in connection with employee stock purchase plan	743,698	7	647	—	—	—	654
Comprehensive Income:
Net income	—	—	—	—	5,769		5,769	$5,769
Foreign currency translation adjustment	—	—	—	—	—	192	192	192

Comprehensive income	—	—	—	—	—	—	—	$5,961

Balance, December 31, 2005	110,637,606	$1,106	$251,454	$—	$(201,253)	$(1,147)	$50,160
Exercise of stock options	1,474,897	15	1,535	—	—	—	1,550
Issuance of common stock in connection with employee stock purchase plan	327,643	3	658	—	—	—	661
Issuance of common stock related to eStara acquisition	14,523,386	145	38,894	—	—	—	39,039
Vesting of restricted stock issued to employees	45,284		120	—	—	—	120
Vesting of restricted stock issued under the non-employee director plan	46,557	1	55	—	—	—	56
Stock based compensation expense	—	—	3,575	—	—	—	3,575
Comprehensive Income:
Net income	—	—	—	—	9,695	—	9,695	$9,695
Foreign currency translation adjustment	—	—	—	—	—	218	218	218

Comprehensive income	—	—	—	—	—	—	—	$9,913

Balance, December 31, 2006	127,055,373	$1,270	$296,291	$—	$(191,558)	$(929)	$105,074

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$9,695	$5,769	$(9,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,751	—	11
Depreciation and amortization	5,141	4,180	2,957
Non-cash restructuring charge	—	1,167	667
Loss on disposal of fixed assets, net	—	—	33
Changes in current assets and liabilities:
Accounts receivable, net	(9,424)	2,940	(7,147)
Prepaid expenses and other current assets	(1,183)	434	671
Deferred rent	562	664	978
Accounts payable	(629)	(1,428)	519
Accrued expenses	(169)	310	(3,364)
Deferred revenues	2,417	(4,067)	6,957
Accrued restructuring	(2,536)	(6,061)	(6,841)

Net cash provided by (used in) operating activities	7,625	3,908	(14,103)

Cash Flows from Investing Activities:
Purchases of marketable securities	(18,904)	(14,115)	(11,426)
Maturities of marketable securities	15,101	13,804	11,878
Purchases of property and equipment	(4,459)	(1,924)	(763)
Acquisition costs, net of cash acquired	(7,153)	(1,010)	2,730
Decrease in other assets	(155)	313	(12)

Net cash (used in) provided by investing activities	(15,570)	(2,932)	2,407

Cash Flows from Financing Activities:
Principal payments on notes payable	(198)	(413)	(502)
Proceeds from exercise of stock options	1,537	1,360	532
Proceeds from employee stock purchase plan	661	654	936
Payments on capital leases	(63)	(55)	(7)

Net cash provided by financing activities	1,937	1,546	959
Effect of foreign exchange rate changes on cash and cash equivalents	(141)	228	113

Net increase (decrease) in cash and cash equivalents	(6,149)	2,750	(10,624)
Cash and cash equivalents, beginning of period	24,060	21,310	31,934

Cash and cash equivalents, end of period	$17,911	$24,060	$21,310

Supplemental Disclosure of Cash Flow information:
Cash paid for interest expense	$11	$18	$4
Cash paid for income taxes	$—	$39	$38
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of stock and options related to acquisitions	$39,039	$—	$29,422

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization, Business and Summary of Significant Accounting Policies

Art Technology Group, Inc. (ATG or the Company) develops and markets a comprehensive suite of e-commerce software products, as well as provides related services including support and maintenance, education, application hosting, professional services and proactive conversion solutions for enhancing online sales and support.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

(c)	Revenue Recognition

ATG recognizes service and hosting revenue not related to software arrangements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. In addition, the delivered element must have stand-alone value and ATG must have specific objective evidence of fair value of the undelivered elements.

At the inception of a customer contract for service, ATG makes a judgment of the customer’s ability to pay for the services provided. This judgment is based on a combination of factors, including the successful completion of a credit check or financial review, payment history with the customer and other forms of payment assurance. Upon the completion of these steps, ATG recognizes revenue monthly in accordance with its revenue recognition policy.

ATG also licenses software under perpetual license agreements. ATG applies the provisions of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.

As prescribed by this accounting guidance, ATG applies the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor specific objective evidence of fair value, is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues from software maintenance are recognized ratably over the term of the maintenance, which is typically one year.

ATG derives revenue from the sale of application hosting and proactive conversion solutions by providing services to customers who have executed contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, ATG recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of these services exceed the monthly minimum, ATG recognizes revenue for such excess usage in the period of the usage. ATG typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement.

When software products are licensed perpetually in conjunction with application hosting and or proactive conversion solutions, ATG allocates revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate element under SOP 97-2. An item is considered a separate element if the Company has vendor-specific objective evidence of fair value of the element. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services were provided at the outset of the period. For most multiple element arrangements where software products are sold in conjunction with application hosting and or proactive conversion solutions, the fair value of each element has not been objectively determinable. Therefore, all revenue under these types of arrangements is recognized ratably over the related estimated service period to the extent that all services have begun to be provided at the outset of the period.

Revenues from professional service arrangements are recognized as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. ATG charges for professional services primarily on a time-and-material basis. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily consists of advance payments related to support and maintenance, hosting and service agreements.

ATG also sells its services through a reseller channel. Assuming all other revenue recognition criteria are met, ATG recognizes revenue from reseller arrangements based on the reseller’s contracted commitment. ATG does not grant resellers the right of return or price protection.

(d)	Allowances for Doubtful Accounts and Returns

ATG records allowances for doubtful accounts based upon a specific review of all outstanding invoices, known collection issues and historical experience. ATG also records a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of our allowance for doubtful accounts (in thousands):

		Additions
	Beginning of	Charges to	Deductions/	Balance at End
	Period	Expense	Write-Offs	of Period

Year Ended December 31, 2004	$799	$259	$(378)	$680

Year Ended December 31, 2005	$680	$677	$(579)	$778

Year Ended December 31, 2006	$778	$323	$(654)	$447

(e)	Cost of Product License Revenues

Cost of product license revenues includes salary, benefits, and stock-based compensation in connection with SFAS 123(R) for engineering staff and outsourced developers dedicated to the maintenance of products that are in general release, costs of fulfillment, external shipping costs, the amortization of technology acquired in connection with the Primus acquisition and licenses purchased in support of and used in our products and royalties paid to vendors whose technology is incorporated into our products.

(f)	Cost of Services Revenues

Cost of services revenues includes salary, benefits, and stock-based compensation in connection with SFAS 123(R) and other costs for professional services and technical support staff, costs associated with the hosting centers, third-party contractors, and amortization of technology acquired in connection with the eStara acquisition.

(g)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed based solely on the weighted average number of common shares outstanding during the period. In 2004, the Company recorded a net loss, and accordingly, common stock equivalents are anti-dilutive. Diluted net income per share is computed based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options. In accordance with SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands, except per share amounts)

Net income (loss)	$9,695	$5,769	$(9,544)

Weighted average common shares outstanding used in computing basic net income per share	115,280	109,446	79,252
Dilutive employee common stock options	4,816	1,899	—

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	120,096	111,345	79,252

Basic net income (loss) per share	$0.08	$0.05	$(0.12)

Diluted net income (loss) per share	$0.08	$0.05	$(0.12)

Anti-dilutive common stock options	5,237	7,443	15,236

(h)	Cash, Cash Equivalents and Marketable Securities

ATG accounts for investments in marketable securities under SFAS No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments consisting of cash equivalents and marketable securities for which the Company has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. Marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than 90 days. At December 31, 2006 and December 31, 2005, all marketable securities were classified as held-to-maturity. The average maturity of our marketable securities was approximately 4.3 months and 3.2 months at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the difference between the carrying value and market value of ATG’s marketable securities was an unrealized gain of approximately $1,000, and an unrealized loss of $18,000, respectively. At December 31, 2006 and 2005, cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,
	2006	2005

Cash and cash equivalents:
Cash	$16,750	$15,473
Money market accounts	262	5,253
U.S. Treasury and U.S. Government Agency securities	—	1,323
Commercial paper	899	2,011

Total cash and cash equivalents	$17,911	$24,060

Marketable securities:
U.S. Treasury and U.S. Government Agency securities	$996	$389
Certificates of deposit	1,775	450
Commercial paper	4,792	2,011
Corporate debt securities	5,749	6,659

Total marketable securities	$13,312	$9,509

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Other Assets

Included in other assets at December 31, 2006 are primarily lease security deposits for the Company’s various offices and locations. At December 31, 2005, other assets included deferred rent expense related to lease settlements reached with landlords during 2003. These settlement agreements involved both reaching a settlement on abandoned space and renegotiating a reduction in the rate for continuing operating space. In these cases, a portion of the settlement payment was accounted for as deferred rent expense. The deferred rent is amortized over the remaining lease term, which had the effect of maintaining the effective rent expense per square foot on the existing operating space equal to the effective rent expense per square foot per the original lease. At December 31, 2006, the Company had no remaining deferred rent.

Other assets at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005

Deferred rent resulting from lease settlements	$—	$562
Other assets, primarily lease deposits	1,036	844

	$1,036	$1,406

(j)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG records depreciation and amortization using the straight-line method.

Property and equipment at December 31, 2006 and 2005 consisted of the following (in thousands):

		December 31,
Asset Classification	Estimated Useful Life	2006	2005

Computer equipment	3 years	$5,839	$12,564
Leasehold improvements	Lesser of useful life or life of lease	2,309	3,342
Furniture and fixtures	5 years	1,512	2,969
Computer software	3 years	4,875	4,417

		14,535	23,292
Less — accumulated depreciation and amortization		9,209	20,297

		$5,326	$2,995

Depreciation and amortization expense related to property and equipment was $2.3 million, $1.9 million and $1.9 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, in connection with the Company’s annual evaluation of its property and equipment for impairment, the Company identified $13.3 million of fully depreciated assets that were disposed of or no longer in use. As a result, the Company wrote-off the related cost basis and accumulated depreciation.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ATG reviews the carrying value of long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. There were no impairment charges related to property and equipment in 2006. However, the Company recorded impairment charges related to property and equipment in 2005 and 2004, as discussed in Note 11.

(k)	Research and Development Expenses for Software Products

ATG evaluates the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. ATG sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, management has concluded that technological feasibility is not established until the development stage of the product is nearly complete. ATG defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to ATG’s financial position or results of operations. Therefore, ATG expenses all such costs to research and development in the period incurred.

(l)	Income Taxes

ATG accounts for income taxes in accordance with the provisions of SFAS 109, Accounting for Income Taxes.  This statement requires ATG to recognize a current tax asset or liability for current taxes payable or refundable and to record deferred tax assets or liabilities for the estimated future tax effects of temporary differences and carryforwards to the extent that they are realizable. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized (see Note 5). As a result of historical net operating losses incurred, and after evaluating ATG’s anticipated performance over its normal planning horizon, ATG has provided for a full valuation allowance for its net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets.

(m)	Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006, ATG adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted before but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, results of operations and financial position for prior periods have not been restated. See Note 6 for further information related to stock-based compensation.

(n)	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income, which includes net income and certain transactions that have generally been reported in the statement of stockholders’ equity. ATG’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Fair Value of Financial Instruments

Financial instruments mainly consist of cash and cash equivalents, marketable securities and notes payable. The carrying amounts of these instruments approximate their fair values.

(p)	Concentrations of Credit Risk

Financial instruments that potentially subject ATG to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions.

The Company sells its products and services to customers in a variety of industries, including consumer retail, financial services, manufacturing, communications and technology, and travel, media and entertainment. The Company has adopted credit policies and standards and routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral or letters of credit from its customers.

At December 31, 2006, no customer accounted for more than 10% of accounts receivable. At December 31, 2005, one customer balance, comprising product and services invoices, accounted for greater than 10% of accounts receivable. No single customer accounted for more than 10% of total revenues during the years ended December 31, 2006, 2005 and 2004.

(q)	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill for impairment annually in December, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated discounted future cash flows. Because the Company has one reporting segment under SFAS No. 142, it utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if impairment exists. No impairment of goodwill resulted from this evaluation of goodwill in any of the fiscal years presented. The following table presents the changes in goodwill during 2006 and 2005 (in thousands):

	Years Ended December 31,
	2006	2005

Balance at beginning of year	$27,347	$27,458
Acquisition of eStara	32,071	—
Reversal of reserves related to Primus acquisition	(90)	(111)

	$59,328	$27,347

See Note 7 for additional information on the Company’s 2006 acquisition.

(r)	Intangible Assets

The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company evaluates recoverability of these assets by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis.

During 2006, the Company acquired all of the shares of eStara, Inc. As a result of this acquisition, the Company recorded $14.0 million of additional intangible assets. See Note 7 for additional information on this acquisition. Total intangible assets, which are being amortized, consisted of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,500	$(3,492)	$8,008	$4,200	$(1,927)	$2,273
Purchased technology	8,900	(2,336)	6,564	3,600	(1,258)	2,342
Trademarks	1,400	(70)	1,330	—	—	—
Non-compete agreements	400	(289)	111	400	(156)	244

Total intangible assets	$22,200	$(6,187)	$16,013	$8,200	$(3,341)	$4,859

Amortization expense related to intangible assets was $2.8 million, $2.3 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, annual amortization expense for intangible assets will be as follows (in thousands):

Total

2007	$4,905
2008	4,013
2009	3,381
2010	2,709
2011	1,005

Total	$16,013

(s)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). The functional currency of the Company’s foreign subsidiaries has generally been determined to be the local currency. ATG translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Before translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective ATG entity, resulting in unrealized gains or losses recorded in interest and other income, net in the accompanying consolidated statements of operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive loss included in stockholders’ equity. During 2006, the Company determined that certain foreign subsidiaries’ operations had substantially ceased and were effectively liquidated in prior periods, and as a result, the Company recorded an adjustment to reduce the related cumulative translation adjustment to beginning retained earnings and accumulated other comprehensive loss. See Note 2 for additional discussion. During the years ended December 31, 2006, 2005 and 2004, the Company recorded net gains (losses) of $739,000, $(402,000) and $18,000, respectively, from realized foreign currency transactions gains and losses and the re-measurement of foreign currency denominated

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities. These amounts are included in interest and other income, net in the accompanying Consolidated Statements of Operations.

(t)	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 is effective for the Company beginning in 2007. The Company does not expect the implementation of FIN No. 48 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying and recording financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have any impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines “fair value,” establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the potential impact of SFAS 157 on the Company’s financial position and results of operations.

(2) Restatement of Financial Statements

During 2006, the Company determined that certain foreign subsidiaries’ operations substantially ceased and were effectively liquidated in 2002 and 2003. In accordance with SFAS 52, companies are required to eliminate the cumulative translation adjustment related to entities that have either been sold or substantially liquidated. As a result, the Company is restating its 2002 and 2003 financial statements to reflect the write-off of the cumulative translation adjustment related to substantially liquidated entities. The Company is recording adjustments of $442,000 in 2002 and $1,345,000 in 2003 to eliminate the cumulative translation adjustment related to these substantially liquidated entities and is recording corresponding increases in the Company’s accumulated deficit as

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2002 and 2003. The write-off of the cumulative translation adjustment is recorded as a charge to the interest and other income, net line item in the statement of operations.

In connection with recording the adjustments to write-off the cumulative translation adjustment for liquidated foreign subsidiaries in 2002 and 2003, the Company is also recording historical identified errors. In 2002 and 2003, the Company should have recorded certain amounts as deferred revenue to properly recognize support and maintenance revenue ratably as the service was provided and for future discounts provided to customers. In addition, the Company had an unsupported revenue reserve. The Company recorded net revenue adjustments to decrease revenue by $608,000 and $386,000 in 2002 and 2003, respectively. Regarding expenses, the Company had over-accrued for certain sales and marketing, general and administrative and restructuring expenses. The net impact to recording these errors was a decrease to operating expenses of $584,000 in 2002 and an increase to operating expenses of $83,000 in 2003. The errors to revenue and operating expenses were deemed to not be material individually, or in aggregate, in 2002 and 2003. The net impact of the restatement is to increase the Company’s net loss and net loss per basic and diluted share for 2002 from $29.5 million to $30.0 million, and from $0.42 per share to $0.43 per share, respectively, and to decrease the Company’s net income and net income per basic and diluted share for 2003 from $4.2 million to $2.4 million, and from $0.06 per share to $0.03 per share, respectively.

The correction of these errors had no impact to the Company’s results of operations for 2004, 2005 or 2006. The Company has recorded an adjustment of $1,787,000 to the beginning balances at January 1, 2004 to increase accumulated deficit and decrease cumulative translation adjustment, which is the Company’s only component of accumulated other comprehensive loss. There was no net impact to stockholders’ equity.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the significant effects of the restatement is as follows (in thousands):

	As of or for the	As of or for the
	Year Ended	Year Ended
	Dec. 31, 2003	Dec. 31, 2002

Consolidated Statement of Operations Data:
License revenue as previously reported	$27,159	$48,796
License revenue as restated	26,793	48,932
Service revenues as previously reported	45,333	52,697
Service revenues as restated	45,313	51,953
Cost of services revenue as previously reported	19,808	33,745
Cost of services revenue as restated	19,730	33,745
Sales and marketing expenses as previously reported	31,174	43,122
Sales and marketing expenses as restated	31,400	42,800
General and administrative expenses as previously reported	9,538	11,087
General and administrative expenses as restated	9,265	10,955
Restructuring charge (benefit) as previously reported	(10,476)	19,005
Restructuring charge (benefit) as restated	(10,346)	18,875
Interest and other income, net as previously reported	1,521	2,300
Interest and other income, net as restated(1)	176	1,858
Net income (loss) as previously reported	$4,178	$(29,490)
Net income (loss) as restated	$2,442	$(29,956)
Net income (loss) per share, basic and diluted, as previously reported	$0.06	$(0.42)
Net income (loss) per share, basic and diluted, as restated	$0.03	$(0.43)
Consolidated Balance Sheet Data:
Accrued expenses as previously reported	$12,363	$18,219
Accrued expenses as restated	11,590	17,364
Accrued restructuring, short term, as previously reported	9,427	19,819
Accrued restructuring, short term, as restated	9,427	19,689
Deferred revenue as previously reported	14,915	15,674
Deferred revenue as restated	16,103	16,683
Accumulated deficit as previously reported	(195,691)	(199,869)
Accumulated deficit as restated	(197,478)	(200,335)
Accumulated other comprehensive loss as reported	(3,017)	(1,711)
Accumulated other comprehensive loss as restated	$(1,230)	$(1,269)

(1)	Reflects the write-off of cumulative translation adjustments for entities substantially liquidated.

(3) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. SFAS No. 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the chief operating decision-maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is its executive management team. To date, ATG has viewed its operations and managed its business as one segment with two product offerings: software licenses and services. ATG evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to our principal operating segment.

Revenues from sources outside of the United States were approximately $26.2 million, $21.6 million, and $22.9 million in 2006, 2005 and 2004, respectively. Revenues from international sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s product sales for the years ended December 31, 2006, 2005 and 2004, were delivered from ATG’s headquarters located in the United States.

The following table represents the percentage of total revenues by geographic region from customers for 2006, 2005 and 2004:

	Years Ended
	December 31,
	2006	2005	2004

United States	75%	76%	67%
Europe, Middle East and Africa (excluding UK)	9%	9%	20%
United Kingdom (UK)	14%	14%	10%
Asia Pacific	0%	1%	2%
Other	2%	0%	1%

	100%	100%	100%

(4) Credit Facility and Notes Payable

Credit Facility

At December 31, 2006, the Company maintained a $20.0 million revolving line of credit with Silicon Valley Bank (“the Bank”) which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (8.25% at December 31, 2006). The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. In October 2006, the Company entered into the Tenth Loan Modification Agreement (“the Tenth Amendment”) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Tenth Amendment, the profitability covenant was revised to require that the Company have net losses of not more than $2,500,000 for the quarter ending September 30, 2006 and net profit of at least $500,000 for each quarter ending thereafter. The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20.0 million at the end of each month through the duration of the credit facility. The line of credit will expire on January 31, 2008. As of December 31, 2006, approximately $14.7 million was available under the facility.

In addition, to avoid additional bank fees and expenses, ATG is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balances at the Bank fall below this amount, then the Company will be required to pay fees and expenses to compensate the Bank for lost income. At December 31, 2006, the Company was in compliance with all related financial covenants. In the event ATG does not comply with the financial covenants within the line of credit or defaults on any of its provisions, then the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring the Company to cash collateralize our outstanding Letters of Credit (LCs); (2) ceasing to advance money or extend credit for the

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit of ATG’s account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank.

While there were no outstanding borrowings under the facility at December 31, 2006, the Bank had issued LCs totaling $5.3 million on ATG’s behalf, which are supported by this facility. The LCs have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through January 2009.

Notes Payable

In connection with our November 2004 acquisition of Primus, ATG assumed Primus’ outstanding obligation of approximately $297,000 under a credit facility with a bank. This note payable was paid in full in 2006.

(5)  Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Domestic	$3,176	$5,777	$(7,930)
Foreign	3,902	24	(1,664)

Total	$7,078	$5,801	$(9,594)

The provision (benefit) for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Federal
Current	$—	$—	$—
Deferred	—	—	—
State
Current	12	—	30
Deferred	—	—	—
Foreign
Current	(2,629)	32	(80)
Deferred		—	—

	$(2,617)	$32	$(50)

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2006	2005	2004

Federal tax at statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	0.1	0.9	0.2
Stock-based compensation	18.7	—	—
Meals and entertainment	2.1	2.5	1.8
Reversal of previously accrued taxes	(36.8)	—	(1.6)
Research and development	(34.6)	—	—
Other	6.8	—	—

Provision before valuation allowance	(8.7)	38.4	(34.6)

Use of fully reserved net operating losses	(28.0)	(37.8)	34.1

	(36.7)%	0.6%	(0.5)%

The approximate tax effect of each type of temporary difference and carryforward is as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Restructuring	$1,025	$1,968
Depreciation and amortization	1,348	1,036
Reserves and accruals	72	758
Capitalized expenses	20,450	24,305
US Income tax credits	7,643	5,195
Net operating losses	93,218	88,066

Total gross deferred tax assets	123,756	121,328
Valuation allowance	(117,797)	(119,384)

Total deferred tax assets	5,959	1,944

Deferred tax liabilities:
Intangible assets	(5,959)	(1,944)

Net deferred tax assets	$—	$—

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $215.6 million for federal income tax purposes, $170.1 million for state income tax purposes and approximately $29.7 million for non-US income tax purposes. Approximately $90.5 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as compensation deductions for federal and state income tax purposes. Approximately $56.0 million of this amount was tax benefited through additional paid-in capital in 2000. The Company also has available federal tax credit carryforwards of approximately $7.6 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2026. If substantial changes in the Company’s ownership have occurred or should occur, as defined by Section 382 of the Internal Revenue Code (“the Code”), there could be annual limitations on the amount of carryforwards that can be realized in future periods. The Company has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on its ability to utilize these tax credit and operating loss carryforwards.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005, the Company amended its income tax returns for 2001 through 2003 for the purpose of capitalizing certain expenses for income tax purposes. The amended returns resulted in a decrease to net operating losses and an increase in capitalized expenses of approximately $51 million. The amortization of these capitalized costs will become deductible in income tax returns for the years 2002 through 2013.

Included in the total net operating loss carryforwards is approximately $50.7 million acquired as a result of the acquisition of Primus. This amount includes only those net operating losses which would not be limited as a result of the acquisition of Primus triggering an ownership change pursuant to Section 382 of the Code. If Primus incurred any ownership changes before its acquisition by ATG, limitations imposed under Section 382 of the Code could have an impact on the Company’s ability to utilize these net operating loss carryforwards.

To the extent that any Primus pre-acquisition net operating losses and other temporary differences result in future tax benefits, such tax benefits will be recognized as a reduction in goodwill associated with the acquisition of Primus.

Included in the total net operating loss carryforwards is approximately $16.7 million acquired as a result of the acquisition of eStara. This amount includes net operating losses which may be subject to limitation pursuant to Section 382 of the Code as a result of the acquisition. If eStara incurred any ownership changes before its acquisition by ATG, limitations imposed under Section 382 of the Code could have an impact on our ability to utilize these net operating loss carryforwards.

To the extent that any eStara pre-acquisition net operating losses and other temporary differences result in future tax benefits, such tax benefits will be recognized as a reduction in goodwill associated with the acquisition of eStara.

As of December 31, 2006, 2005 and 2004, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. The valuation allowance decreased $1.6 million to $117.8 million in 2006 from $119.4 million in 2005. The primary reason for the decrease in the valuation allowance is due to a decrease of $7.1 million utilized to offset current book income and an increase of $5.5 million related to tax credits and other temporary differences.

The Company has provided for potential amounts due in various foreign tax jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made. During 2006, 2005 and 2004, the Company reversed previously accrued taxes of $2.6 million, $0 and $158,000 respectively, due to the closure of tax years under audit and expiration of the statute of limitations in foreign locations.

(6)  Stock-Based Compensation and Stockholders’ Equity

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123 Accounting for Stock-Based Compensation. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement over their vesting period based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Equity Compensation Plans

The Company grants, or has granted, stock options and other stock and stock-based awards under the following equity compensation plans:

1996 Stock Option Plan

In April 1996, the Company’s Board of Directors and stockholders adopted and approved its 1996 Stock Option Plan (“the 1996 Plan”). The purpose of the 1996 Plan is to reward its employees, officers and directors and consultants and advisors who are expected to contribute to the Company’s growth and success. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, the Company’s stockholders approved the amendment and restatement of the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and the extension of the term of the 1996 Plan to December 31, 2013. The Board of Directors administers the 1996 Plan and has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2006, there were 25,600,000 shares authorized under the 1996 Plan.

Additionally, in May 1999, the Company granted options to purchase 150,000 shares of ATG’s common stock outside of the Company’s stock option plans to an executive of ATG. As of December 31, 2006, these options have not been exercised.

1999 Outside Director Stock Option Plan

In May 1999, the Board of Directors and stockholders adopted and approved its 1999 Outside Director Stock Option Plan (“Director Plan”). Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. In 2004, the stockholders approved the amendment and restatement of the Director Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and the extension of the term of the Director Plan to December 31, 2013. On April 4, 2006, the Company amended its Non-Employee Director Compensation Plan. The changes to the plan provide that (i) the vesting of the annual stock option awards to the Company’s non-employee directors under the plan change from quarterly vesting over one year to quarterly vesting over two years, with full acceleration of vesting upon a change of control of the Company; and (ii) the amount of the Company’s annual restricted stock awards to the Company’s non-employee directors under the plan increase from shares of the Company’s common stock valued at $2,500 to shares of the Company’s common stock valued at $4,500. As of December 31, 2006, there were 800,000 shares authorized under the Director Plan.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Primus Stock Option Plans

In connection with the acquisition of Primus Knowledge Solutions, Inc., ATG assumed certain options, as defined in the merger agreement, issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (“the Primus 1999 Plan”) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (“Primus 1999 NESC Plan”) (together “the Primus Stock Option Plans”) subject to the same terms and conditions as set forth in the Primus Stock Option Plans, adjusted to give effect to the conversion under the terms of the merger agreement. All options that ATG assumed pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted to options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. No additional options will be granted under the Primus 1999 NESC Plan.

1999 Employee Stock Purchase Plan

In May 1999, the Board of Directors and stockholders adopted and approved the 1999 Employee Stock Purchase Plan (“the Stock Purchase Plan”). On April 4, 2006, the Board of Directors adopted, subject to stockholder approval, an amendment to the Stock Purchase Plan to increase the shares available for issuance by 1,500,000. The stockholders approved the amendment on May 23, 2006. The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 6,500,000 shares of ATG’s common stock to participating employees. All of the Company’s employees, including directors who are also employees, are eligible to participate in the Stock Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of our stock are not eligible to participate. During each designated quarterly offering period, each eligible employee may deduct between 1% and 10% of base pay to purchase shares of our common stock. The purchase price is 85% of the closing market price of our common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Stock Purchase Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were calculated using the following estimated weighted average assumptions:

	Year Ended December 31,
Stock Options	2006	2005	2004

Options granted (in thousands)	4,540	3,839	8,750
Weighted-average exercise price	$2.64	$1.22	$1.06
Weighted-average grant date fair-value	$2.28	$0.83	$0.72
Assumptions:
Expected volatility	113.2%	93.5%	98.1%
Expected term (in years)	6.25	4.11	4.02
Risk-free interest rate	4.68%	3.71%	3.24%
Expected dividend yield	0.00%	0.00%	0.00%

Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of its common stock, and therefore uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for a period that is commensurate with the stock option’s expected term.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected term — In fiscal 2006, the Company was unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date fair value calculation. As such, the Company has utilized the safe harbor provision in Staff Accounting Bulletin No. 107 to determine the expected term of its stock options. With respect to options granted on or before December 31, 2005, the Company was able to use employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation.

Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities with a maturity that is commensurate with the expected term of the option is used as the risk-free interest rate.

Expected dividend yield — The Company’s Board of Directors has never declared dividends nor does it expect to issue dividends.

Stock-Based Compensation Expense

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.5% to all unvested options as of December 31, 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The adoption of SFAS 123R on January 1, 2006 had the following impact for the year ended December 31, 2006: operating profit before income taxes and net income were each lower by $3.6 million, and basic and diluted earnings per share were lower by $0.04 and $0.03, respectively, than if the Company had continued to account for share based compensation under APB 25.

The following table details the effect on net income (loss) and net income (loss) per share had stock-based compensation expense been recorded for the years ended December 31, 2005 and 2004 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation.

	Year Ending December 31,
	2005	2004

Net income (loss) as reported	$5,769	$(9,544)
Add: Stock-based compensation expense included in
reported net income (loss)	—	11
Deduct: Total stock-based compensation expense
determined under fair value method for all awards	(2,553)	(15,659)

Pro forma net income (loss)	$3,216	$(25,192)

Basic and diluted net income (loss) per share:
As reported	$0.05	$(0.12)

Pro forma net income (loss) per share:
Basic	$0.03	$(0.32)

Diluted	$0.03	$(0.32)

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Options	Per Share	Term in Years	Value

Outstanding, December 31, 2005	13,244	2.33	7.5
Granted	4,540	2.64
Exercised	(1,474)	1.04
Cancelled	(1,081)	1.75

Outstanding, December 31, 2006	15,229	$2.55	7.7	$11,742

Exercisable, December 31, 2006	8,278	$3.00	6.8	$8,090
Options vested or expected to vest at December 31, 2006(1)	14,614	$2.56	7.6	$11,489

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.5 million, $1.2 million and $0.5 million, respectively. The total amount of cash received from exercise was $1.5 million, $1.4 million and $0.5 million in 2006, 2005 and 2004, respectively.

A summary of the Company’s restricted stock award activity as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	Outstanding	Per Share

Non-Vested shares outstanding at December 31, 2005	—	—
Awards granted	439	$2.43
Restrictions lapsed	(85)	2.05
Awards forfeited	—

Non-Vested shares outstanding at December 31, 2006	354	$2.52

As of December 31, 2006, there was $10.9 million of total unrecognized compensation cost related to unvested share-based awards including stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Adoption of Shareholders’ Rights Plan

On September 26, 2001, our Board of Directors adopted a Shareholder Rights Plan (“the Shareholder Rights Plan”) pursuant to which preferred stock purchase rights were distributed to stockholders as a dividend at the rate of one Right for each share of common stock held of record as of the close of business on October 9, 2001. The Shareholder Rights Plan was adopted to enable the Board of Directors to protect us against any takeover attempt that the Board considers not to be in the best interests of stockholders.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When exercisable, each Right will entitle stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $15.00 per Right. Subject to certain exceptions, the Rights will be exercisable after a person or group (except for certain excluded persons) acquires beneficial ownership of 15% or more of our outstanding common stock or undertakes a tender or exchange offer which, if consummated, would result in that person or group beneficially owning 15% or more of our outstanding common stock. The Rights will be redeemable by the Board at any time before a person or group acquires 15% or more of our outstanding common stock and under certain other circumstances at a redemption price of $.001 per Right.

(7)  Acquisitions

Acquisition of eStara, Inc.

On October 2, 2006, the Company acquired all of the outstanding shares of common stock of privately held eStara, Inc., a provider of proactive conversion solutions for enhancing online sales and support initiatives. The aggregate purchase price was approximately $49.8 million, which consisted of $39.2 million of ATG common stock, $2.2 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services, a transaction bonus to eStara employees of $4.8 million and $3.6  million of cash in lieu of issuing ATG common stock to non accredited investors. The Company issued approximately 14.6 million shares of ATG common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. In addition, the Company issued 0.3 million shares of restricted stock were issued, which will be recognized as stock-based compensation expense over the vesting term. The excess of the purchase price over the net assets acquired resulted in goodwill of $32.1 million.

The Company may also pay up to an additional $6.0 million in potential earn-out payments to the eStara non-employee stockholders and employee stockholders as of October 2, 2006 based on eStara revenues for fiscal 2007. If eStara’s revenues exceed $25.0 million but are less than $30 million, ATG will be required to pay $2.0 million, of which $0.6 million will be distributed to the stockholders and $1.4 million will be distributed to employee stockholders. In the event eStara’s revenues exceed $30.0 million, ATG will be required to pay an additional $4.0 million, of which $2.5 million will be distributed to non-employee stockholders and $1.5 million will be distributed to employee stockholders. The payments to stockholders will be recorded as additional purchase price, and the amounts paid to employee stockholders will be accounted for as compensation expense in the Company’s income statement to the extent it relates to amounts paid to eStara employee stockholders in excess of that paid to non-employee stockholders. These payments may be made, at the Company’s option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization.

In determining the purchase price allocation, the Company considered, among other factors, the expected use of the acquired assets, historical demand and estimates of future demand of eStara’s products and services. The fair value of intangible assets was primarily determined using the income approach, which is based upon a forecast of the expected future net cash flows associated with the assets. These net cash flows were then discounted to a present value by applying a discount rate of 14% to 16%. The discount rate was determined after consideration of eStaras’ weighted average cost of capital and the risk associated with achieving forecast sales related to the technology and assets acquired from eStara.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price was allocated based on estimated fair values as of the acquisition date. The following represents the allocation of the purchase price (in thousands):

Cash	$2,699
Accounts receivable	3,671
Other current assets	188
Property, plant and equipment	167
Goodwill	32,071
Intangible assets:
Customer relationship (estimated useful life of 4 years)	7,300
Purchased technology (estimated useful life of 5 years)	5,300
Trademarks (estimated useful life of 5 years)	1,400

Total intangible assets	14,000
Other long-term assets	37
Accounts payable	(517)
Deferred revenue	(679)
Accrued and other expenses	(1,821)

Total purchase price	$49,816

The consolidated financial statements include the results of eStara from the date of acquisition. The following pro forma information assumes the eStara acquisition occurred as of the beginning of each year presented after giving effect to certain adjustments, primarily amortization of intangible assets and reduction of revenues for the fair market value adjustment to eStara’s deferred revenue balance. The pro forma results are not necessarily indicative of the results of operations that actually would have occurred had the acquisition been in effect for the periods presented or of results that may occur in the future (in thousands, except per share data):

	December 31,
	2006	2005
	(Unaudited)

Revenue	$113,935	$98,078
Net income	$7,111	$2,591
Net income per share — basic	$0.06	$0.02
Net income per share — assuming dilution	$0.05	$0.02

Intangible assets acquired in the eStara acquisition are being amortized based on the pattern in which the economic benefits of the intangible assets are being utilized or on a straight-line basis. The total weighted average amortization period for the intangible assets is 4.5 years.

Acquisition of Primus Knowledge Solutions, Inc.

Effective November 1, 2004, the Company acquired all of the outstanding shares of common stock of Primus Knowledge Solutions, Inc. In connection with the Primus acquisition, the Company commenced integration activities which resulted in involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits was for 49 employees, primarily in general and administrative and research

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and development functions. The following summarizes the restructuring obligations recognized in connection with the Primus acquisition and activity to date (in thousands):

	December 31, 2006
	Involuntary
	Termination	Facilities
	Benefits	Related Costs	Totals

Obligations	$1,682	$376	$2,058
Payments	(464)	(97)	(561)

Balance December 31, 2004	1,218	279	1,497
Payments	(891)	(279)	(1,170)

Balance December 31, 2005	327	0	327
Payments	(327)	0	(327)

Balance December 31, 2006	$—	$—	$—

(8)  Commitments and Contingencies

Leases

ATG has offices, primarily for sales and support personnel, in six domestic locations as well as four foreign countries. At December 31, 2006, ATG’s bank had issued $5.3 million of LCs under ATG’s line of credit in favor of various landlords and equipment leasing companies to secure obligations under our leases, which expire from 2006 through 2011.

The Company has both operating and capital lease obligations related to equipment leases. Some of our equipment leases include purchase options at the end of the lease term.

The future minimum payments of our facility leases and operating and capital lease obligations as of December 31, 2006, were as follows (in thousands):

	Capital Leases	Operating Leases

Years Ending December 31,
2007	$59	$4,823
2008		4,326
2009		2,493
2010		1,877
2011		1,697

Total future minimum lease payments	59	$15,216

Less amount representing interest	3

Present value of minimum lease payments	$56

Of the $15.2 million in future minimum lease payments, $4.7 million is included in the accrued restructuring charges. The $4.7 million was reduced to $2.2 million of restructuring accruals after taking into consideration estimated sublease income, contracted sublease income, vacancy periods and operating costs of the various subleased properties (see Note 11).

Rent expense included in the accompanying statements of operations was approximately $2.7 million, $3.6 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnifications

The Company frequently has agreed to indemnification provisions in software license agreements with our customers and in our real estate leases in the ordinary course of our business.

With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry- standard respects. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. The Company believes such laws and practices, along with our internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. However, in recent years there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. From time to time, the Company’s customers have been subject to third party patent claims, and the Company has agreed to indemnify these customers from claims to the extent the claims relate to our products.

With respect to real estate lease agreements or settlement agreements with landlords, these indemnifications typically apply to claims asserted against the landlord relating to personal injury and property damage at the leased premises or to certain breaches of the Company’s contractual obligations or representations and warranties included in the settlement agreements. These indemnification provisions generally survive the termination of the respective agreements, although the provision generally has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces our monetary exposure for landlord indemnifications.

(9)	Employee Benefit Plan

The Company sponsors a 401(k) plan covering substantially all employees. The 401(k) Plan allows eligible employees to make salary-deferred contributions of up to 15% of their annual compensation, as defined, subject to certain Internal Revenue Service limitations. The Company may contribute to the 401(k) Plan at its discretion. However, no contributions were made in 2006, 2005 or 2004 .

(10)	Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Compensation and benefits	$6,609	$5,130
Taxes	1,560	4,172
Other	7,622	4,057

	$15,791	$13,359

(11)	Restructuring

During the years ended 2006, 2005, 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/(benefits) of $(0.1) million, $0.9 million, $3.6 million, $(10.3) million, $18.9 million and $75.6 million, respectively, primarily as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and the Company’s acquisition of Primus, and to eliminate facilities that were not needed to efficiently run the Company’s operations. In 2005, the Company’s restructuring was to align workforce and facilities needs. The net benefit recorded in 2006 was related to adjustments to charges recorded in 2001 and 2003. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2005, 2004 and 2003 charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), SFAS 88 and SAB 100. During the years 2001 through 2006, the Company has recorded adjustments to previously recorded restructuring charges to reflect changes in estimates and assumptions.

As of December 31, 2006, the Company had an accrued restructuring liability of $2.2 million related to facility closure costs for net lease obligations. The long-term portion of the accrued restructuring liability was $1.0 million.

A summary of the Company’s charges and activity in its restructuring accruals is as follows:

	Restructuring Charge (Benefit)
	(In thousands)
	2006		2005	2004	2003	2002	2001	Total

Facility-related costs and impairments	$		$1,817	$1,488	$1,464	$14,634	$59,418	$78,821
Employee severance and benefits costs				2,461	1,236	3,553	7,938	15,188
Asset impairments							4,205	4,205
Exchangeable share settlement							1,263	1,263
Marketing costs							851	851
Legal and accounting							405	405

Restructuring charge		—	1,817	3,949	2,700	18,187	74,080	100,733
Adjustments to 2001 action, net		545	(792)	(60)	(8,338)	688	1,500	(6,457)
Adjustments to 2002 action, net			43	(242)	(5,118)			(5,317)
Adjustments to 2003 action, net		(607)	74	(77)	410			(200)
Adjustments to 2004 action, net			(257)					(257)
Adjustments to 2005 action, net								—

Total adjustments to prior actions, net		(62)	(932)	(379)	(13,046)	688	1,500	(12,231)

Restructuring charge (benefit)		$(62)	$885	$3,570	$(10,346)	$18,875	$75,580	$88,502

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restructuring Accrual
	(In thousands)
	2005	2004	2003	2002	2001	Total

Restructuring charges for the year ended December 31, 2001					$74,080	$74,080
Changes in estimates resulting in additional charges					9,700	9,700
Changes in estimates reducing accruals					(8,200)	(8,200)
Write-offs					(16,219)	(16,219)
Facility related payments					(6,308)	(6,308)
Employee related payments					(6,748)	(6,748)
Legal and accounting payments					(232)	(232)

Balance December 31, 2001					$46,073	$46,073

Restructuring charges for the year ended December 31, 2002				$18,187		$18,187
Changes in estimates resulting in additional charges					2,207	2,207
Changes in estimates reducing accruals					(1,389)	(1,389)
Write-offs				(2,613)		(2,613)
Facility related payments					(9,016)	(9,016)
Employee related payments					(920)	(920)
Legal and accounting payments					(173)	(173)

Balance December 31, 2002				$15,574	$36,782	$52,356

Restructuring charges for the year ended December 31, 2003			$2,700			$2,700
Changes in estimates resulting in additional charges			494	4,421	2,998	7,913
Changes in estimates reducing accruals			(84)	(7,321)	(11,466)	(18,871)
Write-offs			(371)		536	165
Facility related payments			(70)	(2,993)	(18,143)	(21,206)
Employee related payments			(994)	(3,794)	(270)	(5,058)
Legal and accounting payments

Balance December 31, 2003			$1,675	$5,887	$10,437	$17,999

Restructuring charges for the year ended December 31, 2004		$3,949				$3,949
Changes in estimates resulting in additional charges					112	112
Changes in estimates reducing accruals			(77)	(242)	(172)	(491)
Write-offs		(667)				(667)
Facility related payments		(71)	(179)	(4,490)	(4,066)	(8,806)
Employee related payments		(892)	(46)			(938)

Balance December 31, 2004		$2,319	$1,373	$1,155	$6,311	$11,158

Restructuring charges for the year ended December 31, 2005	$1,817					$1,817
Changes in estimates resulting in additional charges		200	98	91		389
Changes in estimates reducing accruals		(457)	(24)	(48)	(792)	(1,321)
Write-offs	(1,167)					(1,167)
Facility related payments	(264)	(317)	(428)	(548)	(2,676)	(4,233)
Employee related payments		(1,546)				(1,546)

Balance December 31, 2005	$386	$199	$1,019	$650	$2,843	$5,097

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restructuring Accrual
	(In thousands)
	2005	2004	2003	2002	2001	Total

Changes in estimates reducing accruals			$(607)		$(147)	$(754)
Facility related payments	(123)	(143)	(223)	(333)	(1,596)	(2,418)
Foreign Currency exchange				(317)		(317)
Employee related payments		(56)				(56)
Changes in estimates resulting in additional accruals/charges					692	692

Balance December 31, 2006	$263	$—	$189	$—	$1,792	$2,244

2006 Activity

In 2006, the Company recorded a net benefit of $62,000 based on recording adjustments to previously recorded restructuring charges. The adjustments primarily related to adjusting the estimates of sub-lease income and vacancy periods for two leases. The Company recorded a reversal of $607,000 due to executing sub-lease agreements for one location offset by additional charges of $692,000 for another location to adjust its estimates of sub-lease income. In addition, the Company reversed $147,000 of other accruals no longer needed.

Regarding the additional charges for one lease obligation of $692,000, in the second quarter of 2006, the Company received notification from its sub-tenant at the Waltham premises that it could no longer fulfill its full payment obligation. The Company originally recorded the Waltham facility charge in connection with its 2001 restructuring action. The Company entered into a settlement agreement with the Waltham subtenant and received $710,000 in lease cancellation fees. As a result of this event, the Company re-evaluated its net lease obligation and adjusted its assumptions for sub-lease income and vacancy periods based on current market data, resulting in a charge of $509,000 in the second quarter of 2006. In addition, the Company assumed the subtenant’s obligation to restore the Waltham facility to the facility’s original condition. The subtenant had previously issued a $1.0 million letter of credit to the Company’s landlord to secure the restoration of the facilities to the original condition. As part of the settlement agreement with the subtenant and Landlord, the Company received the proceeds from this $1.0 million letter of credit. This amount is recorded in accrued expenses at December 31, 2006 and will be expended in connection with the returning of the facilities back to their original condition. The Company in return issued a $1.0 million letter of credit to the Waltham landlord to secure the restoration obligation. In the fourth quarter of 2006, the Company updated its assumptions based on agreeing to terms with a sub-tenant, although the agreement has not yet been executed. As a result, the Company recorded an additional charge in the fourth quarter of $183,000.

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

During 2005, the Company recorded an adjustment to its estimates of sublease costs related to the 2001 actions, resulting in a credit to the restructuring charge of $792,000. The change in estimate was primarily due to the

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s continued evaluation of the financial condition of its subtenants and their ability to meet their financial obligations to the Company. The Company also re-evaluated is accruals related to the 2002 action resulting in a reversal of $48,000 primarily due to executing a sub-lease agreement. Offsetting this reversal, the Company recorded additional charges of $91,000 due to changes in its sublease assumptions at one location. In addition, the Company recorded an additional charge of $98,000 for a lease included in the 2003 action pertaining to its estimate of sublease income offset by a reversal of $24,000 for employee severance. The Company also recorded a net reversal for the 2004 action of $257,000 as discussed below.

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

As part of the fourth quarter 2004 restructuring action, the Company recorded a charge of $2.5 million for severance and benefit costs related to cost reduction actions taken across the worldwide employee base. The severance and benefit costs were for 56 employees, or 14% of the Company’s workforce, consisting of 27 employees from sales and marketing, 8 from services, 6 from general and administrative and 15 from research and development. The Company accrued employee benefits pursuant to its ongoing benefit plans for domestic locations and under statutory minimum requirements in foreign locations. All employees were notified of their termination as of December 31, 2004, which was completed during 2005. During the first quarter of 2005, the Company recorded a restructuring charge of $200,000, resulting from adjustments to estimates made in 2004 for employee severance benefits payable in international geographies. Offsetting this charge were reversals of $190,000 due to final settlements.

During 2004, the Company recorded adjustments to its cost estimates related to space vacated in 2001 action, resulting in an additional charge of $112,000. Offsetting this charge, the Company reached a final settlement with an employee terminated in the 2001 action, resulting in a reduction to the restructuring charge of $172,000. The Company also recorded an adjustment to its estimates related to the 2002 actions, resulting in a credit to the restructuring charge of $242,000. In addition, the Company made adjustments in cost estimates related to space vacated in 2003 and employee severance estimates related to 2003 actions, resulting in a net reduction to the restructuring charge of $77,000.

For additional information pertaining to the Company’s 2001, 2002 and 2003 restructuring, refer to the Company’s 2005 Annual Report on Form 10-K.

Abandoned Facilities Obligations

At December 31, 2006, the Company had lease arrangements related to three abandoned facilities whose lease agreements are ongoing. Of these locations, the restructuring accrual for the Waltham, MA facility is net of assumed

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sub-lease income, as a sub-lease agreement was in negotiations as of December 31, 2006, which was executed on March 9, 2007. The restructuring accrual for all other locations is net of the contractual amounts due under an executed sub-lease agreement. All locations for which the Company recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

	2007	2008	2009	Total
Waltham, MA	$1,384	$1,384	$346	$3,114
San Francisco, CA	515	—	—	515
Reading, UK	483	483	81	1,047

Facility obligations, gross	2,382	1,867	427	4,676
Contracted and assumed sublet income	(1,153)	(1,051)	(193)	(2,397)

Net cash obligations	$1,229	$816	$234	$2,279

(12) Litigation

As previously disclosed, in 2001, the Company was named as a defendant in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The case alleges that the Company, and certain of its former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated there under. In October 2006, the court ruled in the Company’s favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. Management believes that none of the claims that the plaintiffs have asserted has merit, and the Company intends to continue to defend the action vigorously. While the Company cannot predict with certainty the outcome of the litigation, the Company does not expect any material adverse impact to our business, or the results of our operations, from this matter.

As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. On February 15, 2005, the court issued an opinion and order granting preliminary approval of a settlement, subject to certain non-material modifications. The court held a settlement fairness meeting on April 24, 2006 following which it took under advisement the motion for final approval of the settlement. In December 2006, the Court of Appeals for the Second Circuit ruled that the certification of this proceeding as a class action was invalid and remanded the case to the SDNY. The class plaintiffs have requested the Second Circuit to reconsider. If the settlement is not approved, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation or appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

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

ART TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Quarterly Results of Operations (Unaudited)

The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total Revenues	$23,956	$25,229	$21,840	$32,207
Gross Profit	16,793	17,808	14,173	21,908
Net income (loss)	2,641	2,275	(285)	5,064
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.00)	$0.04

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total Revenues	$21,994	$20,261	$22,705	$25,686
Gross Profit	15,990	14,516	16,323	18,746
Net income (loss)	1,408	(327)	1,510	3,178
Basic and diluted net income (loss) per share	$0.01	$(0.00)	$0.01	$0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1. Management’s Report on Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting described below.

2. Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO).

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collision or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management’s assessment of and conclusions on the effectiveness of our internal control over financial reporting did not include the internal controls of eStara, Inc., which we acquired in October 2006. eStara’s assets and liabilities and the results of its operations from the date of acquisition are included in our consolidated financial statements at and for the year ended December 31, 2006. eStara’s assets constituted 36.0% of our total assets at December 31, 2006, and revenue attributable to eStara accounted for 4.5% of our revenue for the year then ended.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our management’s assessment of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses that existed as of December 31, 2006:

1.	Inadequate and ineffective controls over the financial statement close process.

In conjunction with the year-end financial close, our procedures and controls to ensure that accurate financial statements in accordance with generally accepted accounting principles could be prepared and reviewed on timely basis were not operating effectively. Such ineffective procedures and controls include (a) ineffective review of historical cumulative translation adjustment balances relative to the timing of substantial liquidation of foreign locations, which resulted in a restatement of our 2002 and 2003 financial statements; (b) inadequate processes to account for transactions and accounts, such as business combinations, commissions, restructuring accruals and cumulative translation adjustments; and (c) insufficient documentation of accounting policies and procedures and retention of historical accounting portions. As a result of the above deficiencies, material and less significant post-closing adjustments were identified by our independent registered public accounting firm, Ernst & Young LLP, and recorded in our financial statements as of and for the year ended December 31, 2006. These adjustments affected the following financial statement account line items: current liabilities, cumulative translation adjustment, stockholders’ equity, operating expenses and foreign currency exchange gain. This weakness could continue to affect the balances in the accounts previously mentioned and affect our ability to timely close our books and review and analyze our financial statements.

2. Inadequate staffing within the accounting organization.

During 2006, there were numerous changes in our accounting personnel. This has led to our not having a sufficient number of experienced personnel in the accounting organization to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with generally accepted accounting principles, including the preparation of our Annual Report on Form 10-K. We consider this weakness to be a material weakness in the operation of entity-level controls and operation level controls. The ineffectiveness of such controls can result in misstatement to assets, liabilities, revenues, and expenses.

Our management concluded that, due to the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our assessment of our internal control over financial reporting. This report appears on the next page.

3. Remedial actions

In an effort to remediate the identified deficiencies, we have commenced, and are continuing to implement, a number of changes to our internal control over financial reporting. These following changes will be made before the end of 2007:

•	We are enhancing our existing policies and procedures for accounting review of month-end close, account reconciliation processes, journal entries, write-offs, restructuring-related entries, purchase accounting-related entries, and impairment reviews; and

•	We have taken steps to reduce the complexity of our consolidation processes.

Additionally, in response to the identified deficiencies, we intend to implement additional remedial measures, including but not limited to the following:

•	Hiring key leadership accounting personnel to focus on our technical accounting issues and managing the monthly close process and the SEC reporting process; and

•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes.

4. Changes in internal control over financial reporting.

Except as described above, during its assessment of our internal control over financial reporting our management identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Art Technology Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the two material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Art Technology Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of eStara, Inc., which is included in the 2006 consolidated financial statements of Art Technology Group, Inc. and constituted 36% of total assets at December 31, 2006 and 4.5% of revenues for the year then ended. Our audit of internal control over financial reporting of Art Technology Group, Inc. also did not include an evaluation of the internal control over financial reporting of eStara, Inc.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1. Inadequate and ineffective controls over the financial statement close process.

In connection with the year end financial statement close, the Company’s procedures and controls to ensure that accurate financial statements in accordance with generally accepted accounting principles could be prepared and reviewed on timely basis were not operating effectively. Such ineffective procedures and controls include (a) ineffective review of historical cumulative translation adjustment balances relative to the timing of substantially liquidating foreign locations, which resulted in a restatement of the 2002 and 2003 financial statements; (b) inadequate processes to account for certain transactions and accounts such as business combinations, commissions, restructuring accruals, and cumulative translation adjustments; and (c) insufficient documentation of accounting policies and procedures and retention of historical accounting positions. As a result of the above, material and less significant post-closing adjustments were identified by us and recorded in the Company’s financial statements as of and for the year ended December 31, 2006. These adjustments impacted the following financial statement account line items: current liabilities, cumulative translation adjustment, stockholders’ equity, operating expenses and foreign currency exchange gain. Such weakness could continue to impact the balances in all of the accounts previously mentioned and affect the Company’s ability to timely close its books and review and analyze its financial statements.

2. Inadequate staffing within the accounting organization.

During 2006, there were numerous changes in accounting personnel. This has led to the Company not having a sufficient number of experienced personnel in the accounting organization to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with generally accepted accounting principles, including preparation of the Form 10-K. This weakness is considered to be a material weakness in the operation of entity-level controls and operation level controls and the ineffectiveness of such controls can result in misstatements to assets, liabilities, revenues, and expenses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 14, 2007 on those financial statements.

In our opinion, management’s assessment that Art Technology Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Art Technology Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 14, 2007

Item 9B.	Other information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, with respect to our annual meeting of stockholders to be held on May 17, 2007, to be filed with the Securities and Exchange Commission (SEC) not later than April 30, 2007 (the “Definitive Proxy Statement” under the headings “Election of Class II Directors,” “Background Information About Directors

Continuing in Office.” “Information About Executive Officers,” “Compliance with Section 16(a) of The Exchange Act” and “Corporate Governance.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://www.atg.com/ under the caption About ATG/ Legal Information/Code of Conduct.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our Definitive Proxy Statement under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Information About Stock Ownership and Performance — Stock Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our Definitive Proxy Statement under the headings “Information About Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information, if any, required under this Item is incorporated herein by reference to our Definitive Proxy Statement under the headings “Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

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

(a) (3) Exhibits

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2007.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE
Robert D. Burke
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 16, 2007.

Name	Title

/s/ ROBERT D. BURKE Robert D. Burke	Chief Executive Officer and President (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DANIEL C. REGIS Daniel C. Regis	Chairman of the Board

/s/ JOHN R. HELD John R. Held	Director

/s/ ILENE H. LANG Ilene H. Lang	Director

/s/ MARY E. MAKELA Mary E. Makela	Director

/s/ MICHAEL A. BROCHU Michael A. Brochu	Director

/s/ DAVID B. ELSBREE David B. Elsbree	Director

/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director

EXHIBIT INDEX

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

2.1		Agreement and Plan of Merger dated as of September 18, 2006 among ATG, eStara, Inc., Arlington Acquisition Corp., Storrow Acquisition Corp., and the stockholder representative and principal stockholders of eStara named therein		8-K	September 22, 2006	10.1
2.2		Amendment No. 1 to Agreement and Plan of Merger dated as of October 2, 2006 among ATG, eStara, Inc. and the stockholder representative named therein		8-K	October 6, 2006	2.2
3.1		Amended and Restated Certificate of Incorporation		S-8	June 12, 2003	4.1
3.2		Amended and Restated By-Laws		S-3	July 6, 2001	4.2
4.1		Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (SEC file no. 000-26679)		8-K	October 2, 2001	4.1
10	.1*	1996 Stock Option Plan, as amended		10-Q	November 8, 2005	10.4
10	.2*	1999 Outside Director Stock Option Plan, as amended (including form of option agreement)		10-Q	November 8, 2005	10.3
10	.3*	1999 Employee Stock Purchase Plan		DEF14A (proxy statement)	April 10, 2006	Annex A
10.4		Primus 1999 Non-Officer Stock Option Plan		10-K	March 16, 2005	10.4
10.5		Primus 1999 Stock Incentive Compensation Plan		10-K	March 16, 2005	10.5
10	.6*	General Change-in-Control Policy for Employees		10-Q	November 9, 2004	10.21
10	.7*	Amended and Restated Employment Agreement dated November 8, 2004 with Robert Burke		10-Q	November 9, 2004	10.22
10	.8*	Offer letter with Julie M.B. Bradley dated July 6, 2005		10-Q	November 8, 2005	10.1
10	.10*	2006 Executive Management Compensation Plan, as Amended		8-K	June 19, 2006	99.1
10	.11*	Non-Employee Director Compensation Plan, as Amended		10-Q	May 10, 2006	10.34
10.12		Lease agreement dated May 6, 2006 with RREEF America REIT II Corp. PPP		10-Q	May 10, 2006	10.33
10.13		Lease dated October 6, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.5
10.14		First Amendment to Lease dated December 30, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.6
10.15		Second Amendment to Lease dated August 20, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.7
10.16		Third Amendment to Lease dated December 22, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.8
10.17		Fourth Amendment to Lease dated July 15, 2001 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.10
10.18		Fifth Amendment to Lease dated March 31, 2003 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.11

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

10.19		Amended and Restated Loan and Security Agreement dated June 13, 2002 with Silicon Valley Bank		10-Q	August 14, 2002	10.1
10.20		First Loan Modification Agreement dated September 30, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.1
10.21		Amendment Agreement dated October 4, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.2
10.22		Second Loan Modification Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.21
10.23		Fourth Loan Modification Agreement dated November 26, 2003 with Silicon Valley Bank		10-K	March 15, 2004	10.25
10.24		Fifth Loan Modification Agreement dated June 2004 with Silicon Valley Bank		10-Q	August 9, 2004	10.26
10.25		Letter Agreement re: Loan Arrangement with Silicon Valley Bank dated June 16, 2004		10-Q	August 9, 2004	10.25
10.26		Sixth Loan Modification Agreement dated November 24, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.28
10.27		Seventh Loan Modification Agreement dated December 21, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.29
10.28		Eighth Loan Modification Agreement dated December 30, 2005 with Silicon Valley Bank		10-K	March 16, 2006	10.31
10.29		Ninth Loan Modification Agreement dated February 10, 2006 with Silicon Valley Bank		10-Q	May 10, 2006	10.32
10.30		Securities Account Control Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.20
10.31		Tenth Loan Modification Agreement dated October 4, 2006 with Silicon Valley Bank		8-K	October 5, 2006	10.1
10	.32*	2007 Executive Management Compensation Plan		8-K	March 5, 2007	99.1
21.1		Subsidiaries	X
23.1		Consent of Ernst & Young LLP	X
31.1		Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Exchange Act of 1934 of the principal executive officer	X
31.2		Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Exchange Act of 1934 of the principal financial officer	X
32.1		Certificate pursuant to 18 U.S.C. Section 1350 of the principal executive officer	X
32.2		Certificate pursuant to 18 U.S.C. Section 1350 of the principal financial officer	X

*	Management contract or compensatory plan.