Form 10-Q
period 2007-03-31
ART TECHNOLOGY GROUP INC
filed 2007-05-10
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2007 there were 127,916,159 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$27,128	$17,911
Marketable securities	10,339	13,312
Accounts receivable, net of reserves of $466 ($447 in 2006)	29,949	34,554
Term receivables, current	731	55
Prepaid expenses and other current assets	3,604	2,446

Total current assets	71,751	68,278

Property and equipment, net	6,094	5,326
Goodwill	59,328	59,328
Intangible assets, net	14,787	16,013
Other assets	1,311	1,036

	$153,271	$149,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,996	$2,607
Accrued expenses	12,827	15,791
Deferred revenue	27,744	23,708
Accrued restructuring, short-term	1,050	1,213
Capital lease obligations, current portion	39	56

Total current liabilities	44,656	43,375

Accrued restructuring, less current portion	866	1,031
Long-term deferred revenue	2,688	501
Commitments and contingencies ( Notes 6 and 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized -10,000,000 shares; Issued and outstanding-no shares	—	—
Common stock, $0.01 par value; Authorized-200,000,000 shares;

Issued and outstanding-127,417,194 shares and 127,055,373 shares at March 31, 2007 and December 31, 2006, respectively	1,274	1,270
Additional paid-in capital	297,879	296,291
Accumulated deficit	(193,019)	(191,558)
Accumulated other comprehensive loss	(1,073)	(929)

Total stockholders’ equity	105,061	105,074

	$153,271	$149,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended
	March 31,
	2007	2006
Revenues:
Product licenses	$6,609	$8,100
Services	22,623	15,856

Total revenues	29,232	23,956

Cost of Revenues:
Product licenses	540	498
Services	10,741	6,665

Total cost of revenues	11,281	7,163

Gross Profit	17,951	16,793

Operating Expenses:
Research and development	5,385	4,827
Sales and marketing	9,940	6,923
General and administrative	4,603	2,680
Restructuring (benefit)	(68)	—

Total operating expenses	19,860	14,430

Income (loss) from operations	(1,909)	2,363
Interest and other income, net	448	278

Income (loss) before provision for income taxes	(1,461)	2,641
Provision for income taxes	—	—

Net income (loss)	$(1,461)	$2,641

Basic net income (loss) per share	$(0.01)	$0.02

Diluted net income (loss) per share	$(0.01)	$0.02

Basic weighted average common shares outstanding	127,194	110,928

Diluted weighted average common shares outstanding	127,194	115,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(1,461)	$2,641
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,854	1,050
Non-cash stock-based compensation expense	1,084	594
Changes in current assets and liabilities:
Accounts receivable	4,605	1,034
Term receivables	(676)	—
Prepaid expenses and other current assets	(1,158)	(488)
Deferred costs	(284)
Deferred rent	—	141
Accounts payable	389	491
Accrued expenses	(2,171)	(2,080)
Deferred revenue	6,223	436
Accrued restructuring	(328)	(1,046)

Net cash provided by operating activities	8,077	2,773

Cash Flows from Investing Activities:
Purchases of marketable securities	(1,678)	(3,643)
Maturities of marketable securities	4,650	5,851
Purchases of property and equipment	(1,399)	(1,001)
Payment of acquisition costs	(793)	—
Increase (decrease) in other assets	9	(9)

Net cash provided by investing activities	789	1,198

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	234	713
Proceeds from employee stock purchase plan	202	150
Principal payments on notes payable	—	(16)
Payments on capital leases	(17)	(21)

Net cash provided by financing activities	419	826

Effect of foreign exchange rate changes on cash and cash equivalents	(68)	(3)
Net increase in cash and cash equivalents	9,217	4,794
Cash and cash equivalents, beginning of period	17,911	24,060

Cash and cash equivalents, end of period	$27,128	$28,854

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
     (a) Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts have been reclassified to conform to the current period presentation such amounts were not material to the financial statements.
     (b) Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     (c) Accounts Receivable
Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods, and amounts currently due under contract billings, which revenue has not been recognized. Term receivables include the remaining committed amounts due from customers, for which no revenue has been recognized.
     (d) Revenue Recognition
ATG recognizes application hosting revenue and proactive conversion solutions revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the service is performed and collectibility of the resulting receivable is reasonably assured. In addition, the delivered element must have stand-alone value and ATG must have specific objective evidence of fair value of the undelivered elements.
At the inception of a customer contract, ATG makes a judgment as to the customer’s ability to pay for the services provided. This judgment is based on a combination of factors, including the successful completion of a credit check or financial review, payment history with the customer and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.
ATG also licenses software under perpetual license agreements. ATG applies the provisions of Statement of Position (“SOP, 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management provided the Company has vendor-specific objective evidence of fair value of the undelivered elements. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
In accordance with SOP 97-2 and SOP 98-9, ATG applies the residual method of accounting to its multiple element arrangements. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements based on vendor specific objective evidence of fair value of those undelivered elements is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license, if all other revenue recognition criteria of SOP 97-2 are met. ATG sells support and maintenance services at the same time as the license transaction for which it has established vendor specific objective evidence of fair value of its support and maintenance services based on selling these services separately. In addition, many of the Company’s software arrangements include consulting implementation services sold separately. Consulting revenues from these arrangements are generally accounted for separately from software licenses because the consulting services qualify as a separate element under SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Consequently, in arrangements that do not include application hosting services or proactive conversion solutions, product license revenue is generally recognized when the software products are shipped.
Revenues from support and maintenance services are recognized ratably over the term of the maintenance period, which is typically one year.
ATG derives revenue from the sale of application hosting and proactive conversion solutions by providing services to customers who have executed contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, ATG recognizes the minimum monthly fee as the service is provided. Should a customer’s usage of these services exceed the monthly minimum, ATG recognizes revenue for such excess usage in the period of the usage. ATG typically charges the customer set-up and installation fees, which are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement.
In certain instances the Company enters into arrangements to sell perpetual software licenses that will be hosted by ATG or in conjunction with proactive conversion solutions. In these cases, ATG recognizes the fee for the entire arrangement ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In accordance with EITF 00-21, all elements of the arrangement are considered to be a single unit of accounting. The fees generally include the software license, set-up and implementation services, support and maintenance services and the monthly hosting fee, Revenue recognition for the entire arrangement is deferred until the hosting service commences, which is referred to as the “go live” date. In addition, the costs incurred for the set up and implementation are deferred until the start of the hosting period and are amortized to cost of services revenue ratably over the estimated hosting period.
Deferred costs include incremental direct costs with third parties and certain internal direct costs related to the set-up and implementation services, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up and implementation, as well as third-party subcontract fees and other contract labor costs. The Company deferred $284,000 of set up and implementation costs during the three months ended March 31, 2007 and has not amortized any of these costs during the three months ended March 31, 2007. No such costs were deferred in 2006.
Revenues from professional service arrangements are generally recognized on a time-and-materials basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.
ATG also sells its software licenses through a reseller channel. Assuming all revenue recognition criteria are met, ATG recognizes revenue from reseller arrangements upon shipment. ATG does not grant resellers the right of return or price protection. Deferred revenue primarily consists of advance payments related to support and maintenance, hosting, service agreements and deferred product licenses.
     (e) Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock awards. In accordance with SFAS 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2007 and 2006. (in thousands, except for per share amounts):

	Three months ended March 31,
	2007	2006
Net income (loss)	$(1,461)	$2,641

Weighted average common shares outstanding used in computing basic net income (loss) per share	127,194	110,928

Dilutive employee common stock options	—	4,846

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income (loss) per share	127,194	115,774

Basic net income (loss) per share	$(0.01)	$0.02

Diluted net income (loss) per share	$(0.01)	$0.02

Anti-dilutive common stock options and restricted shares	15,484	3,148

     (f) Income Taxes
ATG expects to have no Federal and minimal foreign income taxes in 2007 due to its projection of taxable losses in domestic and certain foreign locations in 2007 and the use of net operating loss carryforwards. Accordingly, no taxes have been recorded for the three months ended March 31, 2007. As a result of historical net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided for a full valuation allowance for its net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between book and tax income that give rise to a tax loss for 2007 are due to the amortization of capitalized research and development expenses and estimated lease restructuring payments, partially offset by SFAS 123R stock compensation expenses. ATG adopted FIN No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. See Note 5.
     (g) Stock Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized beginning in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company currently grants stock options, restricted stock, restricted stock units and other stock based awards under the following equity compensation plans:
1996 Stock Option Plan
In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, shareholders approved resolutions to amend and restate the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the 1996 Plan to December 31, 2013. On April 5, 2007, ATG’s board of directors approved, subject to the approval of ATG’s stockholders at ATG’s 2007 annual meeting, the amendment and restatement of the 1996 Plan to: (i) remove the sub-limit on awards other than options and stock appreciation rights; (ii) reaffirm that the exercise price of options and stock appreciation rights shall not be less than the fair market value per share of the common stock on the date of option grant; (iii) indicate that the full number of shares underlying the exercised portion of a stock appreciation right count against the pool; (iv) allow for a “net exercise,” where ATG would withhold shares to satisfy the exercise price for an award under the 1996 Plan; (v) reaffirm that the maximum term for an option grant is ten years; (vi) provide that each award authorized under the 1996 Plan after April 5, 2007, excluding options and stock appreciation rights, counts as 1.24 shares against the 1996 Plan limit; (vii) disallow the repricing of options; and (viii) prohibit stock appreciation rights from being valued based upon other market growth. On April 19, 2007 the 1996 Plan was amended and restated to (i) limit the duration of stock appreciation rights to be exercisable no more than 10 years after the date on which they are granted; (ii) remove the board’s discretion as to the transferability of awards in order to clarify that options are not transferable; (iii) remove the board’s ability to substitute another award of the same or different type for an outstanding award under the plan; (iv) and clarify that the effect of an amendment to the plan has the same impact as to awards under the plan as an amendment and restatement. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of a stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant. As of March 31, 2007, there were 6,304,134 shares available for future grant under the 1996 Plan.
1999 Outside Director Stock Option Plan
The 1999 Outside Director Stock Option Plan (the Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. In 2004, shareholders approved resolutions to amend and restate the Director Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and to extend the term of the Director Plan to December 31, 2013. On April 4, 2006, the Company amended its Non-Employee Director Compensation Plan. The changes to the plan provide that (i) the vesting of the annual stock option awards to the Company’s non-employee directors under the plan changed from quarterly vesting over one year to quarterly vesting over two years, with full acceleration of vesting upon a change of control of the Company; and (ii) the amount of the Company’s annual restricted stock awards to the Company’s non-employee directors under the plan increased from issuing shares of the Company’s common stock valued at $2,500 to shares of our common stock valued at $4,500. On April 5, 2007, ATG’s board of directors approved, subject to the approval of ATG’s stockholders at ATG’s 2007 annual meeting, the amendment and restatement of the Director Plan to: (i) increase the common stock authorized under the Director Plan to 2,000,000 shares; (ii) remove the 100,000 share limit on awards other than options; (iii) reaffirm that the exercise price of options shall not be less than the fair market value per share of the common stock on the date of option grant; (iv) allow for a “net exercise,” where we would withhold shares to satisfy the exercise price for an award under the Director Plan; (v) provide that each award authorized under the Director Plan after April 5, 2007, excluding options, counts as 1.24 shares against the Director Plan limit; and (vi) disallow the repricing of options. On April 19, 2007 the Director Plan was amended and restated to (i) clarify that the effect of an amendment to the plan has the same impact as to awards under the plan as an amendment and restatement; and (ii) remove the board’s discretion as to the transferability of awards in order to clarify that options are not transferable. As of March 31, 2007, there were a total of 91,210 shares of common stock available for future grant under the Director Plan.
Primus Stock Option Plans
In connection with the acquisition of Primus Knowledge Solutions, Inc., the Company assumed certain options, pursuant to the terms of the merger agreement, issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (the Primus 1999 Plan) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (the Primus 1999 NESC Plan) (together the Primus Stock Option Plans) subject to the same terms and conditions as set forth in the Primus Stock Option Plans, adjusted to give effect to the conversion under the terms of the merger agreement. All options assumed by the Company pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted to options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years.
While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest and become exercisable in an installment of 25% on the first anniversary of the date of grant and then vest and become exercisable in installments of 6.25% per quarter over the following three years. The maximum contractual term of all options is ten years.
In April  2007, the Primus 1999 Plan was amended to: (i) provide that to the extent applicable, no stock award may be exercisable more than 10 years after the date of grant; (ii) remove the ability of the plan administrator to permit assignment or transfer of an award; (iii) reduce the number of shares issuable under the plan; (iv) clarify that options may only be issued at fair market value; (v) clarify that no option may have a term longer than 10 years; (vi) allow for the payment of an option exercise by net exercise; and (vii) prohibit loans to directors or executive officers. As of March 31, 2007 there were a total of 1,874,290 shares available for future grant under the Primus Plan.
1999 Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 6,500,000 shares of ATG’s common stock to participating employees. All ATG employees, including directors who are employees, are eligible to participate in the Stock Purchase Plan. The purchase price is 85% of the closing market price of ATG’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. The Stock

Purchase Plan offering period is quarterly. As such, the first day of each quarter is the beginning of each offering period and is the grant date for the purposes of recognizing the stock-based compensation expense. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Stock Purchase Plan. As of March 31, 2007 there are 1,176,813 shares available under the Stock Purchase Plan.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the first quarter of 2007 and 2006 and related weighted average assumptions is as follows:

	Three months ended March 31,
Stock Options	2007	2006
Options granted (in thousands)	489	2,307
Weighted-average exercise price	$2.36	$2.90
Weighted-average grant date fair-value	$1.95	$2.51
Assumptions:
Expected volatility	101%	115%
Expected term (in years)	6.25	6.25
Risk-free interest rate	4.75%	4.55%
Expected dividend yield	—%	—%
Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s common stock. As such, the Company uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for the period that is commensurate with the stock option’s expected term.
Expected term — Since adopting SFAS 123R the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company has utilized the safe harbor provision in Staff Accounting Bulletin No. 107 to determine the expected term of its stock options.
Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term is used as the risk-free interest rate.
Expected dividend yield — The Company’s Board of Directors historically has not declared cash dividends and does not expect to issue cash dividends in the future. As such, the Company uses a 0% expected dividend yield.
Stock-Based Compensation Expense
The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.9% to all unvested options as of March 31, 2007. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
During the three months ended March 31, 2007 and 2006, stock-based compensation related to stock options was $932,000 and $594,000, respectively.
Option Activity
A summary of the activity under the Company’s stock option plans as of March 31, 2007 and changes during the three-month period then ended, is presented below (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding at December 31, 2006	15,229	$2.55	7.70	$11,742
Options granted	489	$2.36
Options exercised	(209)	$1.12
Options forfeited	(333)	$2.73

Options outstanding at March 31, 2007	15,176	$2.56	7.5	$11,344

Options exercisable at March 31, 2007	8,722	$2.93	6.8	$8,298

Options vested or expected to vest at March 31, 2007 (1)	14,593	$2.57	8.0	$11,137

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the three months ended March 31, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.2 and $1.2 million and the total amount of cash received from exercise of these options was $234,000 and $713,000, respectively.
A summary of the Company’s restricted stock award activity as of March 31, 2007 and changes during the period then ended is presented below:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	Outstanding	Per Share
Non-Vested shares outstanding at December 31, 2006	354	$2.52
Awards granted	—	—
Restrictions lapsed	(46)	2.47
Awards forfeited	—	—

Non-Vested shares outstanding at March 31, 2007	308	$2.53

As of March 31, 2007, there was $10.5 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.

     (h) Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The components of comprehensive income (loss) at March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	(in thousands)
	2007	2006
Net income (loss)	$(1,461)	$2,641
Foreign currency translation adjustment	(144)	(4)

Comprehensive income (loss)	$(1,605)	$2,637

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
At March 31, 2007 and December 31, 2006 no customer balance accounted for 10% or more of accounts receivable. No customer in the three-month period ended March 31, 2007 accounted for 10% or more of total revenues. One customer accounted for 10% of the Company’s revenues for the three months ended March 31, 2006.
     (j) New Accounting Pronouncements
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
     (2) Disclosures About Segments of an Enterprise
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. SFAS No. 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.
Revenues from sources outside of the United States were approximately $7.5 million and $4.5 million for the three months ended March 31, 2007 and March 31, 2006, respectively. ATG’s revenues from international sources were primarily generated from customers located in Europe and the UK region. All of ATG’s product sales for the months ended March 31, 2007 and March 31, 2006, were delivered from its headquarters located in the United States.
The following table represents the percentage of total revenues by geographic region for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007	2006
United States	74%	81%
United Kingdom (UK)	13%	11%
Europe, Middle East and Africa (excluding UK)	11%	5%
Asia Pacific	—%	—%
Other	2%	3%

	100%	100%

     (3) Credit Facility and Notes Payable
     Credit Facility
At March 31, 2007, the Company maintained a $20.0 million revolving line of credit with Silicon Valley Bank (“the Bank”) which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (8.25% at March 31, 2007). The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. At March 31, 2007, the Company was not in compliance with the profitability covenant in the loan agreement. The Bank issued the Company a waiver of the profitability covenant for the quarter ended March 31, 2007. Consequently on May 7, 2007, the Company entered into the Eleventh Loan Modification Agreement (the “Eleventh Amendment”) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Eleventh Amendment, the profitability covenant was revised to require that the Company have net losses of not more than $2.0 million for each quarter. The Company is required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20.0 million at the end of each month through the duration of the credit facility. The line of credit will expire on January 31, 2008. On the date of filing this 10-Q, the Company was in compliance with all related financial covenants, due to executing the Eleventh Loan Modification Agreement.
In addition, to avoid additional bank fees and expenses, ATG is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event the Company’s cash balances at the Bank fall below this amount, then the Company will be required to pay fees and expenses to compensate the Bank for lost income. In the event ATG does not comply with the financial covenants within the line of credit or defaults on any of its provisions, then the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring the Company to cash collateralize its outstanding Letters of Credit (LCs); (2) ceasing to advance money or extend credit for the Company’s benefit; (3) applying to the obligations any balances and deposits held by the Company or any amount held by the Bank owing to or for the credit of ATG’s account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, and is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank.
While there were no outstanding borrowings under the facility at March 31, 2007, the bank had issued letters of credit totaling $3.0 million on ATG’s behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011. As of March 31, 2007, approximately $17.0 million was available under the facility.
     (4) Acquisitions
     Acquisition of eStara, Inc.
On October 2, 2006, the Company acquired all of the outstanding shares of common stock of privately held eStara, Inc. The acquisition agreement included provisions for additional payments of up to $6.0 million provided that eStara meets certain revenue milestones. If eStara’s revenues exceed $25 million but are less than $30 million, ATG will be required to pay $2 million, of which $0.6 million will be distributed to the stockholders and $1.4 million will be distributed to employees. In the event eStara’s revenues exceed $30 million, ATG will be required to pay an additional $4.0 million, of which $2.5 million will be distributed to stockholders and an additional $1.5 million will be distributed to employee stockholders. The payments to stockholders will be recorded as additional purchase price, and the amounts paid to employees will be accounted for as compensation expense in the Company’s income statement as it relates to amounts paid to eStara employee stockholders in excess of that paid to non-employee stockholders. These payments may be made, at the Company’s option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization. No amounts have been recorded related to the contingent consideration.
     (5) Income Taxes
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a more likely than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.
     As a result of the adoption on FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $1.5 million. The Company’s policy is to recognize penalties and interest related to uncertain tax positions in the provision for income taxes. These amounts are not material. The total amount of net unrecognized tax benefits that would favorably affect the effective income tax rate, if ever recognized in the financial statements in future periods, is $1.4 million. The gross amount of unrecognized benefits at March 31, 2007 has not changed from the beginning of the year.
     The Company is subject to numerous tax filings including U.S. federal, various state and foreign jurisdictions. The Company has historically generated federal and state tax losses and research and development tax credits since its inception, which carryforward and expire beginning in 2011 through 2026. The utilization of these loss carryforwards in future periods would subject all periods since inception in 1991 to examination. Foreign jurisdictions from tax year 2000 through the current period remain open to audit.
     (6) Commitments and Contingencies
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
     (7) Restructuring
During the years 2001 through 2005 the Company initiated restructuring actions to realign its operating expenses and facilities with the requirements of its business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of its employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions, the Company has recorded restructuring charges based in part upon estimates of the costs ultimately to be paid for the actions it has taken. When circumstances result in changes in ATG’s estimates relating to accrued restructuring costs, these changes are recorded as additional charges or benefits in the period in which the change in estimate occurs. In the first quarter of 2007, the Company recorded a net benefit of $68,000 in connection with finalizing a contractual obligation with a landlord offset by changes in estimates resulting in additional accruals. As of March 31, 2007, the Company had an accrued restructuring liability of $1.9 million related to facility related costs.
A summary of the Company’s changes in estimates and activity of restructuring accruals is as follows:

Restructuring Accrual
(in thousands)

	2005	2003	2001
	Actions	Actions	Actions	Total
Balance December 31, 2006	$263	$189	$1,792	$2,244

Facility related payments	(66)	(72)	(338)	(476)
Foreign Currency exchange		16		16
Changes in estimates resulting in additional accruals/charges		71	61	132

Balance March 31, 2007	$197	$204	$1,515	$1,916

For additional information on the Company’s restructurings, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Abandoned Facilities Obligations
At March 31, 2007, the Company had lease arrangements related to three abandoned facilities whose lease arrangements are ongoing. The restructuring accrual for all locations is net of the contractual amounts due under an executed sub-lease agreement. All locations for which the Company has recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations	2007 Remaining	2008	2009	Total
Waltham, MA	$1,038	$1,384	$346	$2,768
San Francisco, CA	387	—	—	387
Reading, UK	395	528	88	1,011

Facility obligations, gross	1,820	1,912	434	4,166
Contracted and assumed sublet income	(975)	(1,048)	(192)	(2,215)

Net cash obligations	$845	$864	$242	$1,951

     (8) Goodwill and Intangible Assets
Goodwill
The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2006. No impairment of goodwill resulted in any of the periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of 2007 unless indicators arise that would require the Company to reevaluate goodwill for impairment at an earlier date. The following table presents the changes in goodwill during fiscal 2007 and 2006:

	3 Months
	Ended	Year Ended
	March 31,	December 31,
	2007	2006
Balance at the beginning of the year	$59,328	$27,347
Acquisition of eStara	—	32,071
Reversal of reserves related to Primus	—	(90)

Total	$59,328	$59,328

Intangible Assets
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

Intangible assets, which will continue to be amortized, consisted of the following:

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,500	$(4,168)	$7,332	$11,500	$(3,492)	$8,008
Purchased technology	8,900	(2,789)	6,111	8,900	(2,336)	6,564
Trademarks	1,400	(140)	1,260	1,400	(70)	1,330
Non-compete agreements	400	(316)	84	400	(289)	111

Total intangible assets excluding goodwill	$22,200	$(7,413)	$14,787	$22,200	$(6,187)	$16,013

Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.2 million and $0.5 million for the three-month periods ended March 31, 2007 and 2006, respectively.
The Company expects amortization expense for these intangible assets to be:

Remainder of 2007	$3,679
2008	4,013
2009	3,381
2010	2,709
2011	1,005

Total	$14,787

     (9) Litigation
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
     (10) Subsequent Event
On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program of its outstanding common stock, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. The program limits the Company to an aggregate purchase of $20 million of ATG common stock.

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
We develop and market a comprehensive suite of e-commerce software products, as well as provide related services, including support and maintenance, education, application hosting, professional services and proactive conversion solutions for enhancing online sales and support. Our customers use our products and services to power their e-commerce websites, attract prospects, convert sales, and offer ongoing customer care services. Our solutions are designed to provide a scalable, reliable and sophisticated e-commerce website for our customers to create a satisfied, loyal and profitable online customer base. We have sold our products and services to more than 900 customers.
We derive our revenues from the sale of software licenses and related services to consumer-facing organizations. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenues are derived from fees for professional services, training, support and maintenance, and on-demand solutions including application hosting, software as a service and proactive conversion solutions. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in limited cases, on a fixed-price schedule defined in our contracts. Support and maintenance arrangements are priced based on the level of services provided and billed annually in advance. Generally, licensed software customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. Revenue from on-demand services is recognized monthly as the services are provided. We market and sell our products and services worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
As of March 31, 2007 we had domestic offices in Cambridge, Massachusetts; Chicago, Illinois; New York, New York; Washington, D.C.; Reston, Virginia; San Francisco, California; and Seattle, Washington; and international offices in the Canada; France; Northern Ireland; Singapore; and United Kingdom. Revenues from customers outside the United States accounted for 26% and 19% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.
Critical Accounting Policies and Estimates
This management’s discussion of financial condition and results of operations analyzes our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, research and development costs, restructuring expenses, the impairment of long-lived assets, income taxes, and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company adopted FIN No. 48, Accounting for Income Taxes, on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 5 to the condensed consolidated financial statements.
During the three months ended March 31, 2007 the Company deferred direct costs related to set-up and implementation of on-demand application hosting services for which no revenue had been recognized as of March 31, 2007, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. No such costs have been deferred in previous quarters. See Note 1 (D) to the condensed consolidated financial statements for our updated revenue recognition policy.
There were no material changes in our judgments or estimates during the first quarter of 2007. For a more detailed explanation of the other judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission, or SEC.
Results of Operations
The following table sets forth statement of operations data as percentages of total revenues for the periods indicated:

	Three months ended
	March 31,
	2007	2006
Revenues:
Product licenses	23%	34%
Services	77%	66%

Total revenues	100%	100%

Cost of Revenues:
Product licenses	2%	2%
Services	37%	28%

Total cost of revenues	39%	30%

Gross Profit	61%	70%

Operating Expenses:
Research and development	18%	20%
Sales and marketing	34%	29%
General and administrative	16%	11%
Restructuring (benefit)	—%	—%

Total operating expenses	68%	60%

Income (loss) from operations	(7)%	10%
Interest and other income, net	2%	1%

Income (loss) before provision for income taxes	(5)%	11%
Provision for income taxes	—%	—%

Net income (loss)	(5)%	11%

The following table sets forth, for the periods indicated, the cost of product license revenues as a percentage of product license revenues and the cost of services revenues as a percentage of services revenues and the related gross margins:

	Three Months Ended
	March 31,
	2007	2006
Cost of product license revenues	8%	6%
Gross margin on product license revenues	92	94
Cost of services revenues	47	42
Gross margin on services revenues	53	58
Three Months ended March 31, 2007 and 2006
Revenues
As a result of the acquisition of eStara during the last quarter of 2006 and the increasing demand for our hosted applications, a higher percentage of our revenue requires recognition on a ratable basis over the life of the customer relationship in accordance with generally accepted accounting principles. Due to this change in the business model we expect that ratably recognized revenue will significantly increase as a percentage of total revenue in the future.
Total revenues increased $5.3 million or 22% to $29.2 million for the three months ended March 31, 2007 from $24.0 million for the three months ended March 31, 2006. The increase is attributable to an increase in services revenue of $6.7 million primarily due to the acquisition of eStara in October 2006, which contributed $5.2 million in first quarter of 2007, offset by a decrease to product license revenue of $1.5 million primarily resulting from the deferral of revenue recognition on $2.3 million of product license deals. There was no such deferral for the three months ended March 31, 2006. Revenues generated from international customers increased to $8.0 million, or 27% of total revenues, for the three months ended March 31, 2007, from $4.5 million, or 19% of total revenues, for the three months ended March 31, 2006. We expect full year 2007 revenues in the range of $117 million to $123 million.
No customer accounted for more than 10% of our total revenues for the three months ended March 31, 2007. One customer accounted for 10% of our revenues for the three months ended March 31, 2006.
Product License Revenues
Product license revenues decreased 18% to $6.6 million for the three months ended March 31, 2007 from $8.1 million for the three months ended March 31, 2006. The decrease is primarily attributable to more license revenue being recognized ratably due to our expanded on-demand offerings. Product license revenues generated from international customers was $0.8 million for the three months ended March 31, 2007 and $1.0 million for the three months ended March 31, 2006.
Product license revenues as a percentage of total revenues for the three months ended March 31, 2007 and 2006 were 23% and 34%, respectively. We expect this percentage to continue to decline as more of our business shifts to on-demand arrangements that are recognized ratably. We expect this percentage to be in the range of 15% to 20% by the end of 2007.
Services Revenues
Services revenues increased 43% to $22.6 million for the three months ended March 31, 2007 from $15.9 million for the three months ended March 31, 2006. The increase was attributable to new service revenue, primarily from the addition of eStara, which was acquired in October 2006. We expect services revenues to be higher in 2007 as compared to 2006 and to increase as a percentage of total revenues due to the effects of increased license revenue being recognized ratably and the addition of eStara revenues, primarily consisting of subscription based revenues.
Support and maintenance revenues were 44% of total service revenues for the three months ended March 31, 2007 as compared to 41% for the three months ended March 31, 2006. Support and maintenance revenues, on a dollar value basis, were slightly higher for the three months ended March 31, 2007 versus March 31, 2006. The increase in support and maintenance revenue was a result of maintenance contract renewals on a higher license revenue base.
Revenue from on demand services (includes application hosting services, software as a service and proactive conversion solutions) increased 364% to $7.4 million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006, primarily as a result of the acquisition of eStara in October 2006. eStara contributed $5.2 million in revenue during the period. Hosting services represented 33% of service revenue in the three months ended March 31, 2007 as compared to 10% in the comparable period in 2006. We expect on demand service revenue to become a larger portion of our services revenue as a result of expanding product offerings and the contribution from eStara.
Revenue from professional services increased 10% to $4.4 million for the three months ended March 31, 2007, from $4.0 million for the three months ended March 31, 2006. The increase is primarily attributable to an increase in customer demand partially offset by the deferral of revenue for deals related to on-demand arrangements that are recognized ratably once the service commences.
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
Cost of product license revenues increased 8% to $540,000 for the three months ended March 31, 2007 from $498,000 for the three months ended March 31, 2006. The increase was primarily related to an increase in royalty costs due to the mix of products sold.
Gross Margin on Product License Revenues
For the three months ended March 31, 2007 and 2006, gross margin on product license revenues was 92%, or $6.1 million, and 94%, or $7.6 million, respectively. This decrease was primarily related to the deferral of license revenue.
Cost of Services Revenues
Cost of services revenues includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally cost of services revenue includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of services revenues will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of telecommunication expense, equipment and hosting space required.
Cost of services revenues increased 28% to $10.7 million for the three months ended March 31, 2007 from $6.7 million for the three months ended March 31, 2006. The increase was primarily attributable to higher customer implementation costs resulting from an increase in customer demand and an increase in costs relating to the eStara acquisition completed in October 2006.
Gross Margin on Services Revenues
For the three months ended March 31, 2007 and 2006, gross margin on services revenues was 53%, or $11.9 million, and 58%, or $9.2 million, respectively. The increase in gross margin dollars was primarily attributable to the contribution of the eStara service offerings while the decrease in the gross margin as a percent of revenues was a result of our hosting services requiring us to make an upfront fixed investment in both people and capital before we realize economies of scale in our infrastructure.
We expect gross margin on services revenues in 2007 to be in the range of 54% to 57%.
Research and Development Expenses
Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.
Research and development expenses increased 12% to $5.4 million for the three months ended March 31, 2007 from $4.8 million for the three months ended March 31, 2006 and decreased as a percentage of revenue from 20% to 18%. The increase in spending was primarily attributable to an increase in cost due to the eStara acquisition. We anticipate that research and development expenses will increase in 2007, but will remain consistent, as compared with 2006, as a percentage of total revenues.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
Sales and marketing expenses increased 44% to $9.9 million for the three months ended March 31, 2007 from $6.9 million for the three months ended March 31, 2006. The increase is primarily attributable to an increase in cost as a result of the eStara acquisition, and an increase in commission expense related to an increase in new business. For the three months ended March 31, 2007 and 2006, sales and marketing expenses as a percentage of total revenues were 34% and 29%, respectively. We anticipate that 2007 sales and marketing expenses as a percentage of total revenues will be consistent with the 2006 level in the mid 30% range. However, sales and marketing expenses can fluctuate as a percentage of total revenues depending on economic conditions, level and timing of global expansion, program spending, the rate at which new sales personnel become productive and the level of revenue.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
General and administrative expenses increased 72% to $4.6 million for the three months ended March 31, 2007 versus the $2.7 million in the three month period ended March 31, 2006. The increase of $1.9 million is primarily attributable to the inclusion of eStara in the first quarter of 2007 and an increase in outside professional services primarily due to staff augmentation, internal controls testing and enhanced disclosure requirements over the prior period.
For the three months ended March 31, 2007 and 2006, general and administrative expenses as a percentage of total revenues were 16% and 11%, respectively. The increase is primarily attributable to the one-time increase in professional services. We anticipate that general and administrative expenses as a percentage of revenue will be consistent with the 2006 level of approximately 14%.
Stock-based Compensation Expense
During the first quarter of fiscal 2006, on January 1, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. In the first quarter of fiscal 2007, we recognized $0.9 million as compared to $0.6 million of total stock-based compensation expense in the period ended March 31, 2006 as a result of SFAS 123R.
Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, Accounting for Stock Issued to Employees , intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We are using the straight-line attribution method to recognize expense for all grants.
As of March 31, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $10.5 million, which will be recognized over a weighted average period of 1.4 years.
Restructuring
During 2001 through 2005 we initiated restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When changes or circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. For detailed information about our restructuring activities and related costs and accruals, see Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
We recorded a $0.1 million adjustment to existing restructuring accruals in the three months ended March 31, 2007. As of March 31, 2007, we had an accrued restructuring liability of $1.9 million related to facility related costs. The long-term portion of the accrued restructuring liability was $0.9 million.
Abandoned Facilities Obligations
At March 31, 2007, we had lease arrangements related to three abandoned facilities whose lease arrangements are ongoing. The restructuring accrual for all locations is net of the contractual amounts due under an executed sub-lease agreement. All locations for which we have has recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows (in thousands):

Lease Locations	2007 Remaining	2008	2009	Total
Waltham, MA	$1,038	$1,384	$346	$2,768
San Francisco, CA	387	—	—	387
Reading, UK	395	528	88	1,011

Facility obligations, gross	1,820	1,912	434	4,166
Contracted and assumed sublet income	(975)	(1,048)	(192)	(2,215)

Net cash obligations	$845	$864	$242	$1,951

Interest and Other Income, Net
Interest and other income net, increased to $448,000 for the three months ended March 31, 2007 from $278,000 for the three months ended March 31, 2006. The increase was primarily due to a net increase in foreign exchange gains over prior period losses offset partially by lower interest income on invested balances.
Provision for Income Taxes
We expect to have minimal or no Federal or foreign income taxes in 2007 due to our projection of a taxable loss in our domestic and certain foreign locations for 2007 and the use of net operating loss carryforwards. As a result of historical net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards, research credit carryforwards and other net deferred tax assets.

Liquidity and Capital Resources
Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through public and private sales of equity securities, and commercial credit facilities and more recently through cash provided by operating activities. At March 31, 2007, we had $27.1 million in cash and cash equivalents and $10.3 million in marketable securities.
Cash provided by operating activities was $8.1 million for the three months ended March 31, 2007. This consisted of a net loss of $1.5 million offset by depreciation and amortization of $1.9 million, and stock–based compensation expense of $1.1 million. Other changes in working capital items consisted primarily of a increase in deferred revenue of $6.2 million, a decrease in accounts receivable of $4.6 million offset by a decrease in accrued expenses of $2.2 million and an increase in prepaid expenses and other current assets of $1.8 million.
Net cash provided by our investing activities for the three months ended March 31, 2007 was $0.8 million consisting primarily of net proceeds from maturity of marketable securities of $3.0 million, offset by capital expenditures of $1.4 million and payment of eStara acquisition related cost of $0.8 million.
We expect that capital expenditures will total approximately 5% of revenues for the year ending December 31, 2007.
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2007, representing proceeds of $0.4 million from the employee stock purchase plan and the exercise of stock options, offset by capital leases payments of $17,000.
On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program of its outstanding common stock, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. The program limits the Company to an aggregate purchase of $20 million of ATG common stock.
Accounts Receivable and Days Sales Outstanding
Our accounts receivable balance and days sales outstanding, or DSO, as of March 31, 2007 and December 31, 2006 were as follows:

	Quarter Ending
	March 31,	December 31,
	2007	2006
	(dollars in thousands)
DSO	92	97
Revenue	$29,232	$32,207
Accounts Receivable	$29,949	$34,554
We evaluate our performance on collections on a quarterly basis, and as of March 31, 2007, our days sales outstanding decreased from December 31, 2006 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the previous quarter.
Credit Facility
At March 31, 2007, we maintained a $20.0 million revolving line of credit with Silicon Valley Bank (“the Bank”) which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (8.25% at March 31, 2007). The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including liquidity coverage and profitability. At March 31, 2007, we were not in compliance with the profitability covenant in the loan agreement. The Bank issued us a waiver of the profitability covenant for the quarter ended March 31, 2007. In May 2007, we entered into the Eleventh Loan Modification Agreement (the “Eleventh Amendment”) with the Bank, which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Eleventh Amendment, the profitability covenant was revised to require that we have net losses of not more than $2.0 million for each quarter. We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20.0 million at the end of each month through the duration of the credit facility. The line of credit will expire on January 31, 2008.
In addition, to avoid additional bank fees and expenses, we are required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon, under the loan agreement. In the event our cash balances at the Bank fall below this amount, then we will be required to pay fees and expenses to compensate the Bank for lost income. In the event we do not comply with the financial covenants within the line of credit or defaults on any of its provisions, then the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable, which could include requiring us to cash collateralize our outstanding Letters of Credit (LCs); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank. At March 31, 2007, we were not in compliance the net income requirement covenant. The Bank issued a waiver of the net income covenant for the quarter ended March 31, 2007.
While there were no outstanding borrowings under the facility at March 31, 2007, the bank had issued letters of credit totaling $3.0 million on our behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011. As of March 31, 2007, approximately $17.0 million was available under the facility.
Contractual Obligations
On March 31, 2007, our contractual cash obligation, which consists of operating and capital leases, were as follows (in thousands):

					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	Years

Operating Leases	$13,935	$3,542	$6,819	$3,574	$—

On October 2, 2006, we acquired all of the outstanding shares of common stock of privately held eStara, Inc. The acquisition agreement included provisions for additional payments of up to $6.0 million provided that eStara meets certain revenue milestones. If eStara’s revenues exceed $25 million but are less than $30 million, we will be required to pay $2 million, of which $0.6 million will be distributed to the stockholders and $1.4 million will be distributed to employees. In the event eStara’s revenues exceed $30 million, we will be required to pay an additional $4.0 million, of which $2.5 million will be distributed to stockholders and $1.5 million will be distributed to employees. The payments to stockholders will be recorded as additional purchase price, and the amounts paid to employees will be accounted for as compensation expense in our income statement as it relates to amounts paid to eStara employee stockholders in excess of that paid to non-employee stockholders. These payments may be made, at our option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization.
We believe that our balance of $37.5 million in cash and cash equivalents and marketable securities at March 31, 2007, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over at least the next twelve months and beyond. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
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
There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include referred to under heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes to the fair values of these securities since March 31, 2007.
The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the

British pound and Euro that are remeasured at each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at March 31, 2007, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at March 31, 2007 we held no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting previously described in our Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2006, which identified the following material weaknesses that have not been fully remediated as of March 31, 2007:
1. Inadequate and ineffective controls over the financial statement close process.
     In conjunction with the year-end financial close, our procedures and controls to ensure that accurate financial statements in accordance with generally accepted accounting principles could be prepared and reviewed on a timely basis were not operating effectively. Such ineffective procedures and controls include (a) ineffective review of historical cumulative translation adjustment balances relative to the timing of substantial liquidation of foreign locations, which resulted in a restatement of our 2002 and 2003 financial statements; (b) inadequate processes to account for transactions and accounts, such as business combinations, commissions, restructuring accruals and cumulative translation adjustments; and (c) insufficient documentation of accounting policies and procedures and retention of historical accounting positions. As a result of the above deficiencies, material and less significant post-closing adjustments were identified by our independent registered public accounting firm, Ernst & Young LLP, and recorded in our financial statements as of and for the year ended December 31, 2006. These adjustments affected the following financial statement account line items: current liabilities, cumulative translation adjustment, stockholders’ equity, operating expenses and foreign currency exchange gain. This weakness could continue to affect the balances in the accounts previously mentioned and affect our ability to timely close our books and review and analyze our financial statements.
2. Inadequate staffing within the accounting organization.
     During 2006, there were numerous changes in our accounting personnel. This has led to our not having a sufficient number of experienced personnel in the accounting organization to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with generally accepted accounting principles, including the preparation of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. We consider this weakness to be a material weakness in the operation of entity-level controls and operation level controls. The ineffectiveness of such controls can result in misstatement to assets, liabilities, revenues, and expenses.
     Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.
     Our management’s assessment of and conclusions on the effectiveness of our internal control over financial reporting did not include the internal controls of eStara, Inc., which we acquired in October 2006. eStara’s assets and liabilities and the results of its operations from the date of acquisition are included in our consolidated financial statements at and for the quarter ended March 31, 2007. eStara’s assets constituted 35% of our total assets at March 31, 2007, and revenue attributable to eStara accounted for 18% of our revenue for the quarter then ended.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Remedial actions
     As previously described in our Annual Report on Form 10-K for the year ended December 31, 2006, in an effort to remediate the identified deficiencies, we have commenced, and are continuing to implement, a number of changes to our internal control over financial reporting. These following changes will be made before the end of 2007:
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
Changes in internal control over financial reporting.
     During the fiscal quarter ended March 31, 2007, we hired two new members of our finance staff to address technical accounting issues and help manage the monthly close process and the SEC reporting process. We plan to continue to take further remedial actions throughout fiscal 2007. Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in that Annual Report on Form 10-K.
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
     At March 31, 2007, we were not in compliance with the profitability covenant in the loan agreement. The Bank issued us a waiver of the profitability covenant for the quarter ended March 31, 2007. On May 7, 2007, the Company entered into the Eleventh Loan Modification Agreement (the Eleventh Amendment), which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Eleventh Amendment, the profitability covenant was revised to permit net losses of not more than $2.0 million for each quarter through the duration of the credit facility. In the Eleventh Amendment, the Bank also provided a consent to our repurchase of shares of common stock in an aggregate amount not to exceed Twenty Million Dollars ($20,000,000.00), provided that we may not make such a repurchase if a default exists or would exist after giving effect to such a repurchase. We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20.0 million at the end of each month through the duration of the credit facility. The line of credit will expire on January 31, 2008.
     While there were no outstanding borrowings under the facility at March 31, 2007, the bank had issued letters of credit totaling $3.0 million on our behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011. As of March 31, 2007, approximately $17.0 million was available under the facility.
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
* 10.1 2007 Executive Management Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form

8-K dated February 27, 2007).
     10.2 Amended and Restated 1996 Stock Option Plan* (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated April 25, 2007).
     10.3 Primus Solutions 1999 Stock Incentive Compensation Plan, as amended* (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated April 25, 2007).
     10.4 Amended and Restated Non-Employee Director Compensation Plea, as amended* (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated April 25, 2007).
     10.5 Eleventh Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated May 7, 2007.
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
Date: May 10, 2007