Form 10-Q
period 2007-06-30
ART TECHNOLOGY GROUP INC
filed 2007-08-07
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of August 3, 2007 there were 127,649,135 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$32,226	$17,911
Marketable securities	8,971	13,312
Accounts receivable, net of reserves of $461 ($447 in 2006)	34,561	34,554
Term receivables, current	807	55
Deferred costs, current	179	—
Prepaid expenses and other current assets	3,516	2,446

Total current assets	80,260	68,278
Property and equipment, net	6,368	5,326
Deferred costs, non current	775	—
Term receivable, non current	345	60
Intangible assets, net	13,561	16,013
Goodwill	59,358	59,328
Other assets	1,316	976

Total Assets	$161,983	$149,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,259	$2,607
Accrued expenses	14,283	15,791
Deferred revenue, current	34,902	23,708
Accrued restructuring, current	1,050	1,213
Capital lease obligations	21	56

Total current liabilities	54,515	43,375
Accrued restructuring, non current	578	1,031
Deferred revenue, non current	4,745	501
Commitments and contingencies ( Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; issued and outstanding-127,149,190 shares and 127,055,373 shares at June 30, 2007 and December 31, 2006, respectively	1,280	1,270
Additional paid-in capital	299,945	296,291
Accumulated deficit	(195,767)	(191,558)
Treasury stock, at cost - 815,660 shares	(2,190)	—
Accumulated other comprehensive loss	(1,123)	(929)

Total stockholders’ equity	102,145	105,074

Total Liabilities and Stockholders’ Equity	$161,983	$149,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Product licenses	$6,515	$9,122	$13,124	$17,222
Services	26,101	16,107	48,724	31,963

Total revenue	32,616	25,229	61,848	49,185

Cost of Revenue:
Product licenses	549	518	1,089	1,016
Services	12,550	6,903	23,291	13,568

Total cost of revenue	13,099	7,421	24,380	14,584

Gross Profit	19,517	17,808	37,468	34,601

Operating Expenses:
Research and development	5,948	5,119	11,333	9,946
Sales and marketing	12,095	7,894	22,035	14,817
General and administrative	4,648	2,744	9,251	5,424
Restructuring charge (benefit)	—	323	(68)	323

Total operating expenses	22,691	16,080	42,551	30,510

Income (loss) from operations	(3,174)	1,728	(5,083)	4,091
Interest and other income, net	521	547	969	825

Income (loss) before provision for income taxes	(2,653)	2,275	(4,114)	4,916
Provision for income taxes	95	—	95	—

Net income (loss)	$(2,748)	$2,275	$(4,209)	$4,916

Basic net income (loss) per share	$(0.02)	$0.02	$(0.03)	$0.04

Diluted net income (loss) per share	$(0.02)	$0.02	$(0.03)	$0.04

Basic weighted average common shares outstanding	127,388	111,515	127,291	111,225

Diluted weighted average common shares outstanding	127,388	117,161	127,291	116,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:

Net income (loss)	$(4,209)	$4,916

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,779	2,055
Non-cash stock-based compensation expense	2,525	1,499

Changes in current assets and liabilities:
Accounts receivable	(7)	(3,098)
Term receivable	(1,037)	—
Prepaid expenses and other current assets	(1,070)	(1,018)
Deferred costs	(954)	—
Increase in other assets	(318)	—
Deferred rent	—	282
Accounts payable	1,652	709
Accrued expenses	(656)	(961)
Deferred revenue	15,438	1,223
Accrued restructuring	(616)	(1,002)

Net cash provided by operating activities	14,527	4,605

Cash Flows from Investing Activities:
Purchases of marketable securities	(5,609)	(7,089)
Maturities of marketable securities	9,950	7,876
Purchases of property and equipment	(2,422)	(1,742)
Payment of acquisition costs	(829)	—
Increase in other assets	(22)	(151)

Net cash provided by (used in) investing activities	1,068	(1,106)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	647	1,059
Proceeds from employee stock purchase plan	436	311
Repurchase of common stock	(2,190)	—
Principal payments on notes payable	—	(198)
Payments on capital leases	(35)	(29)

Net cash (used in) provided by financing activities	(1,142)	1,143

Effect of foreign exchange rate changes on cash and cash equivalents	(138)	(19)

Net increase in cash and cash equivalents	14,315	4,623

Cash and cash equivalents, beginning of period	17,911	24,060

Cash and cash equivalents, end of period	$32,226	$28,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (1) Organization, Business and Summary of Significant Accounting Policies
Art Technology Group, Inc. (ATG or the Company) develops and markets a comprehensive suite of e-commerce software products, and provides related services, including support and maintenance, education, application hosting, professional services and proactive conversion solutions for enhancing online sales and support.
   (a) Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts have been reclassified to conform to the current period presentation. Reclassified amounts were not material to the financial statements.
   (b) Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
   (c) Accounts Receivable
Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods, and amounts currently due under contract billings, which revenue has not been recognized. Term receivables include the remaining non-cancellable amounts due from customers, for which no revenue has been recognized.
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
At the inception of a customer contract, ATG makes a judgment as to the customer’s ability to pay for the services provided. This judgment is based on a combination of factors, including the completion of a credit check or financial review, payment history with the customer and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ATG also licenses software under perpetual license agreements. ATG applies the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 97-2”). In accordance with SOP 97-2 and SOP 98-9, revenue from software product license agreements is recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management and provided that the Company has vendor-specific objective evidence of fair value of the undelivered elements. If conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
In accordance with SOP 97-2 and SOP 98-9, ATG applies the residual method of accounting to its multiple element arrangements. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements based on vendor specific objective evidence of fair value of those undelivered elements is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license, if all other revenue recognition criteria of SOP 97-2 are met. ATG sells support and maintenance services at the same time as the license transaction for which it has established vendor specific objective evidence of fair value of its support and maintenance services based on selling these services separately. In addition, many of the Company’s software arrangements include consulting implementation services sold separately. Consulting revenue from these arrangements are generally accounted for separately from software licenses because the consulting services qualify as a separate element under SOP 97-2. The more significant factors considered in determining whether consulting services revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. In arrangements that do not include application hosting services or proactive conversion solutions, product license revenue is generally recognized when the software products are shipped.
Revenue from support and maintenance services is recognized ratably over the term of the maintenance period, which is typically one year.
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
In certain instances, the Company enters into arrangements to sell perpetual software licenses that will be hosted by ATG or that are sold in conjunction with proactive conversion solutions. In these cases, ATG recognizes the fee for the entire arrangement ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In accordance with EITF 00-21, all elements of the arrangement are considered to be a single unit of accounting. The fees generally include the software license, set-up and implementation services, support and maintenance services and the monthly hosting fee. Revenue recognition for the entire arrangement is deferred until the hosting service commences, which is referred to as the “go live” date. In addition, the costs incurred for the set-up and implementation are deferred until the start of the hosting period and are amortized to cost of services revenue ratably over the hosting period, or estimated life of the customer arrangement.
Deferred costs include incremental direct costs with third parties and certain internal direct costs related to the set-up and implementation services, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set-up and implementation, as well as third-party subcontract fees and other contract labor costs. The Company deferred $670,000 and $954,000 of set-up and implementation costs during the three and six months ended June 30, 2007 and has not amortized any of these costs during the three and six months ended June 30, 2007. No such costs were deferred in 2006.
Revenue from professional service arrangements and training services are generally recognized on a time-and-materials basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.
ATG also sells its software licenses through a reseller channel. Assuming all revenue recognition criteria are met, ATG recognizes revenue from reseller arrangements upon shipment. ATG does not grant resellers the right of return or price protection. Deferred

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
revenue primarily consists of advance payments related to support and maintenance, hosting, service agreements and deferred product licenses.
     (e) Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2007 and 2006. (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(2,748)	$2,275	$(4,209)	$4,916

Weighted average common shares outstanding used in computing basic net income per share	127,388	111,515	127,291	111,225
Dilutive employee common stock equivalents	—	5,646	—	5,246

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	127,388	117,161	127,291	116,471

Basic net income (loss) per share	$(0.02)	$0.02	$(0.03)	$0.04

Diluted net income (loss) per share	$(0.02)	$0.02	$(0.03)	$0.04

Anti-dilutive common stock equivalents	17,142	3,506	16,313	2,773

      (f) Income Taxes
ATG expects to have no Federal and minimal foreign income taxes in 2007 due to its projection of taxable losses in domestic and certain foreign locations in 2007 and the use of net operating loss carryforwards. The Company recorded a $95,000 income tax provision for the three and six months ended June 30, 2007 related to expected earnings in a foreign subsidiary. As a result of historical net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided for a full valuation allowance for its net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between book and tax income that give rise to a tax loss for 2007 are due to the amortization of capitalized research and development expenses and estimated lease restructuring payments, partially offset by SFAS 123R stock compensation expenses. ATG adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. See Note 5.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Compensation Plans
The Company currently grants stock options, restricted stock, restricted stock units and other stock based awards under the following equity compensation plans:
1996 Stock Option Plan
In April 1996, the 1996 Stock Option Plan (the 1996 Plan) was approved by ATG’s Board of Directors and stockholders. The purpose of the 1996 Plan is to reward employees, officers and directors and consultants and advisors to ATG who are expected to contribute to the growth and success of ATG. The 1996 Plan provides for the award of options to purchase shares of ATG’s common stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. On April 5, 2007, ATG’s board of directors approved the amendment and restatement of the 1996 Plan to: (i) remove the sub-limit on awards other than options and stock appreciation rights; (ii) reaffirm that the exercise price of options and stock appreciation rights shall not be less than the fair market value per share of the common stock on the date of option grant; (iii) indicate that the full number of shares underlying the exercised portion of a stock appreciation right count against the pool; (iv) allow for a “net exercise,” where ATG would withhold shares to satisfy the exercise price for an award under the 1996 Plan; (v) reaffirm that the maximum term for an option grant is ten years; (vi) provide that each award authorized under the 1996 Plan after April 5, 2007, excluding options and stock appreciation rights, counts as 1.24 shares against the 1996 Plan limit; (vii) disallow the repricing of options; and (viii) prohibit stock appreciation rights from being valued based upon other market growth. On April 19, 2007 the 1996 Plan was further amended and restated to (i) limit the duration of stock appreciation rights to be exercisable no more than 10 years after the date on which they are granted; (ii) remove the board’s discretion as to the transferability of awards in order to clarify that options are not transferable; (iii) remove the board’s ability to substitute another award of the same or different type for an outstanding award under the plan; (iv) and clarify that the effect of an amendment to the plan has the same impact as to awards under the plan as an amendment and restatement. The foregoing amendments to the 1996 Plan were approved by ATG’s shareholders on May 17, 2007. The 1996 Plan is administered by the Board of Directors, which has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. While the Board determines the prices at which options may be exercised under the 1996 Plan, the exercise price of a stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair market value of ATG’s common stock on the date of grant.
1999 Outside Director Stock Option Plan
The 1999 Outside Director Stock Option Plan (the Director Plan) was adopted by ATG’s Board of Directors and approved by stockholders in May 1999. Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. On April 4, 2006, the Company amended its Non-Employee Director Compensation Plan. The changes to the plan provide that (i) the vesting of the annual stock option awards to the Company’s non-employee directors under the plan changed from quarterly vesting over one year to quarterly vesting over two years, with full acceleration of vesting upon a change of control of the Company; and (ii) the amount of the Company’s annual restricted stock awards to the Company’s non-employee directors under the plan increased from issuing shares of the Company’s common stock valued at $2,500 to shares of our common stock valued at $4,500. On April 5, 2007, ATG’s board of directors approved, subject to the approval of ATG’s stockholders at ATG’s 2007 annual meeting, the amendment and restatement of the Director Plan to: (i) increase the common stock authorized under the Director Plan to 2,000,000 shares; (ii) remove the 100,000 share limit on awards other than options; (iii) reaffirm that the exercise price of options shall not be less than the fair market value per share of the common stock on the date of option grant; (iv) allow for a “net exercise,” where we would withhold shares to satisfy the exercise price for an award under the Director Plan; (v) provide that each award authorized under the Director Plan after April 5, 2007, excluding options, counts as 1.24 shares against the Director Plan limit; and (vi) disallow the repricing of options. On April 19, 2007 the Director Plan was further amended and restated to (i) clarify that the effect of an amendment to the plan has the same impact as to awards under the plan as an amendment and restatement; and (ii) remove the board’s discretion as to the transferability of awards in order to clarify that options are not transferable. The foregoing amendments to the Director Plan were approved by ATG’s shareholders on May 17, 2007.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the six months ended June 30, 2007 and 2006 and related weighted average assumptions is as follows:

	Six months ended June 30,
Stock Options	2007	2006
Options granted (in thousands)	765	2,956
Weighted-average exercise price	$2.43	$2.87
Weighted-average grant date fair value	$1.96	$2.52
Assumptions:
Expected volatility	90.3%	115%
Expected term (in years)	6.25	6.25
Risk-free interest rate	4.62	4.94
Expected dividend yield	—	—
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
Stock-Based Compensation Expense
The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 5.8% to all unvested options as of June 30, 2007. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
During the three and six months ended June 30, 2007 and 2006, stock-based compensation related to stock options was $1.1 and $0.9 million, and $2.0 and $1.5 million, respectively.
Option Activity
A summary of the activity under the Company’s stock option plans as of June 30, 2007 and changes during the six-month period then ended, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2006	15,229	$2.55	7.70	$11,742
Options granted	765	$2.43
Options exercised	(593)	$1.09
Options forfeited	(556)	$5.64

Options outstanding at June 30, 2007	14,845	$2.48	7.32	$14,584

Options exercisable at June 30, 2007	8,827	$2.75	6.48	$10,692
Options vested or expected to vest at June 30, 2007 (1)	13,945	$2.51	7.25	$13,937

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the six months ended June 30, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.6 million and $1.0 million and the total amount of cash received from exercise of these options was $0.6 million and $1.1 million, respectively.
A summary of the Company’s restricted stock and restricted stock unit award activity as of June 30, 2007 and changes during the period then ended is presented below:

	Restricted	Weighted
	Share and	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2006	354	$2.52
Awards granted	2,031	$2.31
Restrictions lapsed	(65)	$2.64
Awards forfeited	(23)	$2.29

Non-vested awards outstanding at June 30, 2007	2,297	$2.34

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2007 the Company granted 2,030,608 restricted stock shares and restricted stock units (“RSU’s”) with a total intrinsic value of $4.7 million. The fair value of the restricted stock and RSU’s is based on the market value of ATG’s common stock price on the date of grant. The restricted stock grants provide the holder with shares of ATG common stock which are restricted as to sale until vesting. The 2007 restricted share grants of 12,908 shares were made to members of the Company’s Board of Directors, vest over one year, and are expensed on a straight-line basis. The RSU’s provide the holder with the right to receive shares of ATG common stock upon vesting. Compensation expense from RSU’s is being recognized on a straight-line basis over the requisite service period. The majority of RSU’s will vest over a four year period. A portion of the RSU awards is subject to performance criteria which the Company has deemed probable of achievement by the Company resulting in compensation expense recognized on a straight-line basis over the requisite vesting period. The RSU performance awards contain additional provisions which could accelerate vesting if achieved. At June 30, 2007, the achievement of these additional provisions is deemed not probable by the Company.
As of June 30, 2007, there was $14.1 million of total unrecognized compensation cost related to unvested awards of stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years.
      (h) Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The components of comprehensive income (loss) at June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$(2,748)	$2,275	$(4,209)	$4,916
Foreign currency translation adjustment	(50)	(104)	(194)	(108)

Comprehensive income (loss)	$(2,798)	$2,171	$(4,403)	$4,808

     (i) Share Repurchase Program
On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $20 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. For the six months ended June 30, 2007, the Company repurchased 815,660 shares of its common stock at a cost of $2.2 million.
     (j) Concentrations of Credit Risk and Major Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral.
At June 30, 2007 one customer accounted for more than 10% of accounts receivable. At December 31, 2006 no customer balance accounted for 10% or more of accounts receivable. No customer in the three or six-month periods ended June 30, 2007 and 2006 accounted for 10% or more of total revenue.
     (k) New Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date eliminating complex hedge accounting provisions. The

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
decision about whether to elect the fair value option is applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. SFAS 159 also provides guidance on disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company January 1, 2008. The Company is currently evaluating the potential impact of SFAS 159 on the Company’s financial position and results of operations.
     (2) Disclosures About Segments of an Enterprise
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. SFAS No. 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer. To date, the Company has viewed its operations and manages its business as principally one segment with two product offerings: software licenses and services. The Company evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.
Revenue from sources outside of the United States was approximately $4.7 million and $7.7 million for the three months ended June 30, 2007 and 2006 and $16.8 million and $12.2 million for the six months ended June 30, 2007 and 2006, respectively. ATG’s revenue from international sources was primarily generated from customers located in Europe and the UK region. All of ATG’s product sales for the three and six months ended June 30, 2007 and 2006, were delivered from its headquarters located in the United States.
The following table represents the percentage of total revenue by geographic region for the three and six months ended June 30, 2007 and June 30, 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
United States	72%	70%	73%	75%
United Kingdom (UK)	13%	13%	13%	12%
Europe, Middle East and Africa (excluding UK)	13%	12%	12%	9%
Asia Pacific	0%	0%	0%	0%
Other	2%	5%	2%	4%

	100%	100%	100%	100%

     (3) Credit Facility and Notes Payable
      Credit Facility
At June 30, 2007, the Company maintained a $20.0 million revolving line of credit with Silicon Valley Bank (the “Bank”) which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (8.25% at June 30, 2007). The line of credit is secured by all of ATG’s tangible and intangible intellectual and personal property and is subject to financial covenants including profitability and liquidity coverage. At June 30, 2007, the Company was not in compliance with the profitability covenant in the loan agreement. The Bank issued the Company a waiver of the profitability covenant for the quarter ended June 30, 2007. The profitability covenant, modified on May 7, 2007 in the Eleventh Loan Modification Agreement, requires that the Company have net losses of not more than $2.0 million for each quarter. The liquidity coverage covenant requires the Company to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of $20.0 million at the end of each month through the duration of the credit facility. The line of credit will expire on January 31, 2008.
In addition, under the loan agreement, to avoid additional bank fees and expenses, ATG is required to maintain unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to two times the amount of obligations outstanding, which includes letters of credit that have been issued but not drawn upon. In the event the Company’s cash balances at the Bank fall below this amount, then the Company will be required to pay fees and expenses to compensate the Bank for lost income.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
While there were no outstanding borrowings under the facility at June 30, 2007, the bank had issued letters of credit totaling $3.0 million on ATG’s behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011. As of June 30, 2007, approximately $17.0 million was available under the facility.
      (4) Acquisitions
     Acquisition of eStara, Inc.
On October 2, 2006, the Company acquired all of the outstanding shares of common stock of privately held eStara, Inc. The acquisition agreement included provisions for additional payments of up to $6.0 million provided that eStara meets certain revenue milestones. If eStara’s 2007 revenue exceeds $25 million but is less than $30 million, ATG will be required to pay $2 million, of which $0.6 million will be distributed to the stockholders and $1.4 million will be distributed to employees. In the event eStara’s 2007 revenue exceeds $30 million, ATG will be required to pay an additional $4.0 million, of which $2.5 million will be distributed to stockholders and an additional $1.5 million will be distributed to employees. The payments to stockholders will be recorded as additional purchase price, and the amounts paid to employees will be accounted for as compensation expense in the Company’s income statement. These payments may be made, at the Company’s option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization. No amounts have been recorded related to the contingent consideration.
      (5) Income Taxes
      Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.
      As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $1.5 million exclusive of fully reserved deferred tax assets. The Company’s policy is to recognize penalties and interest related to uncertain tax positions in the provision for income taxes. These amounts are not material. The total amount of net unrecognized tax benefits that would favorably affect the effective income tax rate, if ever recognized in the financial statements in future periods, is $1.4 million. The gross amount of unrecognized benefits at June 30, 2007 has not changed from the beginning of the year.
      The Company is subject to numerous tax filing requirements including U.S. federal, various state and foreign jurisdictions. The Company has historically generated federal and state tax losses and research and development tax credits since its inception, which carryforward and expire beginning in 2011 through 2026. The utilization of these loss carryforwards in future periods may subject some or all periods since inception in 1991 to examination. Foreign jurisdictions from tax year 2000 through the current period remain open to audit.
      (6) Commitments and Contingencies
      Indemnifications
The Company frequently has agreed to indemnification provisions in software license agreements with customers and in its real estate leases in the ordinary course of its business.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(7) Restructuring
During the years 2001 through 2005, the Company initiated restructuring actions to realign its operating expenses and facilities with the requirements of its business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of its employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions, the Company has recorded restructuring charges based in part upon estimates of the costs ultimately to be paid for the actions it has taken. When circumstances result in changes in ATG’s estimates relating to accrued restructuring costs, these changes are recorded as additional charges or benefits in the period in which the change in estimate occurs. In the first six months of 2007, the Company recorded a net benefit of $68,000 in connection with finalizing a contractual obligation with a landlord, which was offset in part by changes in estimates resulting in additional accruals. As of June 30, 2007, the Company had an accrued restructuring liability of $1.6 million related to facility related costs.
A summary of the Company’s changes in estimates and activity in its restructuring accruals is as follows (in thousands):

	2005	2003	2001
	Actions	Actions	Actions	Total
Balance December 31, 2006	$263	$189	$1,792	$2,244
Facility related payments	(160)	(106)	(495)	(761)
Foreign currency exchange		13		13
Changes in estimates resulting in additional accruals/charges		71	61	132

Balance June 30, 2007	$103	$167	$1,358	$1,628

For additional information on the Company’s restructurings, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Abandoned Facilities Obligations
At June 30, 2007, the Company had lease arrangements related to three abandoned facilities for which lease arrangements are ongoing. The restructuring accrual for all locations is net of the contractual amounts due under any executed sub-lease agreement. All locations for which the Company has recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

	2007
Lease Locations	Remaining	2008	2009	Total
Waltham, MA	$692	$1,384	$346	$2,422
San Francisco, CA	257	—	—	257
Reading, UK	269	528	88	885

Facility obligations, gross	1,218	1,912	434	3,564
Contracted and assumed sublet income	(654)	(1,048)	(192)	(1,894)

Net cash obligations	$564	$864	$242	$1,670

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8) Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2006, nor in any of the periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of 2007 unless indicators arise that would require the Company to reevaluate goodwill for impairment at an earlier date. The following table presents the changes in goodwill during fiscal 2007 and 2006 (in thousands):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2007	2006
Balance at the beginning of the year	$59,328	$27,347
Acquisition of eStara	—	32,071
Additional acquisition costs	30	—
Reversal of reserves related to Primus	—	(90)

Total	$59,358	$59,328

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
Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,500	$(4,844)	$6,656	$11,500	$(3,492)	$8,008
Purchased technology	8,900	(3,241)	5,659	8,900	(2,336)	6,564
Trademarks	1,400	(210)	1,190	1,400	(70)	1,330
Non-compete agreements	400	(344)	56	400	(289)	111

Total intangible assets excluding goodwill	$22,200	$(8,639)	$13,561	$22,200	$(6,187)	$16,013

Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.2 million and $2.5 million for the three and six month periods ended June 30, 2007, respectively, and $0.5 million and $1.0 million for the three and six month periods ended June 30, 2006, respectively.
The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2007	$2,453
2008	4,013
2009	3,381
2010	2,709
2011	1,005

Total	$13,561

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (9) Litigation
As previously disclosed, in 2001, the Company was named as a defendant in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The case alleges that the Company, and certain of its former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated there under. In October 2006, the court ruled in the Company’s favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. The parties have filed appeal briefs and it is expected that oral arguments will be presented in 2007. Management believes that none of the claims that the plaintiffs have asserted has merit, and the Company intends to continue to defend the action vigorously. While the Company cannot predict with certainty the outcome of the litigation, the Company does not expect any material adverse impact to its business, or the results of its operations, from this matter.
As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsel are seeking certification of a narrower class of plaintiffs. The Company believes that it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict the outcome of the litigation or appeal, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes contained in Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those referred to in Item 1A, “Risk Factors.”
We develop and market a comprehensive suite of e-commerce software products, and provide related services, including support and maintenance, education, application hosting, professional services and proactive conversion solutions for enhancing online sales and support. Our customers use our products and services to power their e-commerce websites, attract prospects, convert sales, and offer ongoing customer care services. Our solutions are designed to provide a scalable, reliable and sophisticated e-commerce website for our customers to create a satisfied, loyal and profitable online customer base. We have sold our products and services to more than 900 customers.
We derive our revenue from the sale of software licenses and related services to consumer-facing organizations. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenue are derived from fees for professional services, training, support and maintenance, and on-demand solutions including application hosting, software as a service and proactive conversion solutions. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis or in limited cases, on a fixed-price schedule defined in our contracts. Support and maintenance arrangements are priced based on the level of services provided and billed annually in advance. Generally, licensed software customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. Revenue from on-demand services and proactive conversion solutions are priced based on transaction volume. We market and sell our products and services worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
As of June 30, 2007 we had domestic offices in Cambridge, Massachusetts; Chicago, Illinois; New York, New York; Washington, D.C.; Reston, Virginia; San Francisco, California; and Seattle, Washington; and international offices in Canada; France; Northern Ireland; Singapore; and the United Kingdom. Revenue from customers outside the United States accounted for 28% and 30% and 27% and 25% of our total revenue for the three and six months ended June 30, 2007 and 2006, respectively.
Critical Accounting Policies and Estimates
This management’s discussion of financial condition and results of operations analyzes our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferred costs, the allowance for doubtful accounts, research and development costs, restructuring expenses, the impairment of long-lived assets, income taxes, and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We adopted FIN No. 48, Accounting for Income Taxes, on January 1, 2007. The impact of FIN 48 on our financial position is discussed in Note 5 to the condensed consolidated financial statements.
During the three and six month ended June 30, 2007 we deferred direct costs related to set-up and implementation of on-demand application hosting services for which no revenue had been recognized through June 30, 2007, pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. No such costs have been deferred in previous quarters. See Note 1 (d) to the condensed consolidated financial statements for a description of our updated revenue recognition policy.
Except as noted above, there were no material changes in the nature of our critical accounting judgments or estimates during the first six months of 2007. For a more detailed explanation of our critical accounting judgments and estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission.

ART TECHNOLOGY GROUP, INC.
Results of Operations
The following table sets forth statement of operations data as percentages of total revenue for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Product licenses	20%	36%	21%	35%
Services	80%	64%	79%	65%

Total revenue	100%	100%	100%	100%
Cost of Revenue:
Product licenses	2%	2%	2%	2%
Services	39%	27%	38%	28%

Total cost of revenue	41%	29%	40%	30%

Gross profit	59%	71%	60%	70%
Operating Expenses:
Research and development	18%	20%	18%	20%
Sales and marketing	37%	32%	36%	30%
General and administrative	14%	11%	15%	11%
Restructuring charge	—	1%	—	1%

Total operating expenses	69%	64%	69%	62%

Income (loss) from operations	(10%)	7%	(9%)	8%
Interest and other income, net	2%	2%	2%	2%

Income (loss) before provision for income taxes	(8%)	9%	(7%)	10%
Provision for income taxes	—	—	—	—

Net income (loss)	(8%)	9%	(7%)	10%

The following table sets forth, for the periods indicated, the cost of product license revenue as a percentage of product license revenue and the cost of services revenue as a percentage of services revenue and the related gross margins:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of product license revenue	8%	6%	8%	6%
Gross margin on product license revenue	92%	94%	92%	94%
Cost of services revenue	48%	43%	48%	42%
Gross margin on services revenue	52%	57%	52%	58%
Three and Six Months ended June 30, 2007 and 2006
Revenue

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Total revenue	$32,616	$25,229	$61,848	$49,185
As a result of the acquisition of eStara during the last quarter of 2006 and the increasing demand for our on demand applications, a higher percentage of our revenue requires recognition on a ratable basis in accordance with generally accepted accounting principles. Due to this change in the business model, we expect that ratably recognized revenue will significantly increase as a percentage of total revenue in the future.
Total revenue increased $7.4 million or 29% to $32.6 million for the three months ended June 30, 2007 from $25.2 million for the three months ended June 30, 2006. Total revenue increased 26% to $61.8 million for the six months ended June 30, 2007 from $49.2 million for the six months ended June 30, 2006. The increase in revenue for the three and six month periods ended June 30, 2007 is primarily attributable to the acquisition of eStara in October 2006 which contributed revenue of

ART TECHNOLOGY GROUP, INC.
$5.8 million and $11.0 million, respectively, and to growth in professional services revenue of $2.7 million and $3.3 million, respectively. These increases were partially offset by a decrease in product license revenue of $2.6 million and $4.1 million, respectively. The decrease in product license revenue is a result of the change in our business model as described above. Revenue generated from international customers increased to $8.8 million, or 28% of total revenue, and $16.7 million, or 27% of total revenue, for the three and six month periods ended June 30, 2007, from $7.6 million, or 30% of total revenue, and $12.3 million, or 25% of total revenue, in the comparable prior year periods. We expect full year 2007 revenue in the range of $126 million to $130 million.
No customer in the three or six-month periods ended June 30, 2007 and June 30, 2006 accounted for 10% or more of total revenue.
Product Licenses Revenue

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Product license revenue	$6,515	$9,122	$13,124	$17,222
As a percent of total revenue	20%	36%	21%	35%
Product license revenue decreased 29% to $6.5 million, for the three months ended June 30, 2007 from $9.1 million for the three months ended June 30, 2006. Product license revenue decreased 24% to $13.1 million for the six months ended June 30, 2007 from $17.2 million for the three months ended June 30, 2006. The decrease for the three and six month periods ended June 30, 2007 is primarily attributable to more license revenue being recognized ratably due to our expanded on demand offerings including proactive conversion solutions. Product license revenue generated from international customers was $1.4 million and $2.2 million for the three and six months ended June 30, 2007 compared to $4.2 million and $5.2 million for the three and six months ended June 30, 2006.
Product license revenue as a percentage of total revenue for the three months ended June 30, 2007 and 2006 was 20% and 36%, respectively. Product license revenue as a percentage of total revenue for the six months ended June 30, 2007 and 2006 were 21% and 35%, respectively. We expect that this percentage will increase as deferred product license revenue is recognized in future periods.
We consider “product license bookings,” a non-GAAP financial measure which we define as product license revenue recognized plus net change in deferred license revenue during any given period, to be an important indicator of growth in our software license business, as our business increasingly evolves toward a ratable revenue model. We use this non-GAAP financial measure internally to focus management on period-to-period changes in our core software license business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. The following table summarized our product license bookings for the three and six-month periods ended June 30, 2007 and 2006:
Product License Bookings

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Product license revenue	$6,515	$9,122	$13,124	$17,222
Change in product license deferred revenue	5,651	—	7,963	—

Product license bookings	$12,166	$9,122	$21,087	$17,222

ART TECHNOLOGY GROUP, INC.
Services Revenue

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Support and maintenance	$10,463	$9,816	$20,499	$19,552
On demand	8,058	1,785	15,498	3,388
Professional services	6,909	4,168	11,546	8,205
Education	671	338	1,181	818

Total services revenue	$26,101	$16,107	$48,724	$31,963
As a percent of total revenue	80%	64%	79%	65%
Services revenue increased 62% to $26.1 million for the three months ended June 30, 2007 from $16.1 million for the three months ended June 30, 2006. Services revenue increased 52% to $48.7 million for the six months ended June 30, 2007 from $32 million for the six months ended June 30, 2006. The increase was attributable to new service revenue from the addition of eStara, which was acquired in October 2006, and an increase in professional services revenue resulting from consulting and implementation services associated with increased product license bookings in 2007.
Support and maintenance revenue was 40% of total service revenue for the three months ended June 30, 2007 as compared to 61% for the three months ended June 30, 2006. Support and maintenance revenue was 42% of total service revenue for the six months ended June 30, 2007 as compared to 61% for the six months ended June 30, 2006. Support and maintenance revenue increased by $0.6 million and $0.9 million in the three and six month periods ended June 30, 2007, compared to the corresponding periods of 2006. The increase in support and maintenance revenue was a result of maintenance contract renewals on a higher license revenue base, partially offset by the deferral of revenue recognition on application hosting and proactive conversion deals until the service commences.
Revenue from on demand services (which includes application hosting services, software as a service and proactive conversion solutions) increased 351% to $8.1 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. Revenue from on demand services increased 357% to $15.5 million for the six months ended June 30, 2007 from $3.4 million for the six months ended June 30, 2006. The increase in revenue from on demand services in the three and six month period ended June 30, 2007 is primarily attributed to revenue of $5.8 million and $11.0 million, respectively, from proactive conversion solutions due to the acquisition of eStara in October 2006. On demand services represented 31% and 32% of total service revenue for the three and six months ended June 30, 2007 and 11% of total service revenue for the three and six months ended June 30, 2006. We expect on demand service revenue to become a larger portion of our services revenue in 2007 as a result of expanded solution offerings.
Revenue from professional services increased 66% to $6.9 million for the three months ended June 30, 2007, from $4.2 million for the three months ended June 30, 2006. Revenue from professional services increased 41% to $11.5 million for the six months ended June 30, 2007, from $8.2 million for the six months ended June 30, 2006. The increase for the three and six month periods is primarily attributable to an increase in customer demand due to increased product license bookings in 2007 partially offset by the deferral of revenue for deals related to application hosting conversion arrangements that are recognized ratably once the hosting services commence. Consulting and implementation services typically are performed in the quarters following the execution of a product license transaction.
Revenue from education increased 99% to $0.7 million for the three months ended June 30, 2007, from $0.3 million for the three months ended June 30, 2006. Revenue from education increased 44% to $1.2 million for the six months ended June 30, 2007 from $0.9 million, for the six months ended June 30, 2006.

ART TECHNOLOGY GROUP, INC.
Cost of Revenue

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Cost of revenue	$13,099	$7,421	$24,380	$14,584
Gross margin	19,517	17,808	37,468	34,601
Gross margin percent	60%	71%	61%	70%
Cost of revenue increased 77% to $13.1 million for three months ended June 30, 2007 from $7.4 million for the three months ended June 30, 2006. Cost of revenue increased 67% to $24.4 million for the six months ended June 30, 2007 from $14.6 million for the six months ended June 30, 2006. The increase in cost of revenue for the three and six months ended June 30, 2007 from the comparable prior year periods was driven by direct costs of proactive conversion solutions due to the acquisition of eStara in October 2006 and increased labor related costs for professional services. We expect gross margins for the year ended December 31, 2007 to be in the low 60% range.
Cost of Product License Revenue

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Cost of product license revenue	$549	$518	$1,089	$1,016
As a percent of license revenue	8%	6%	8%	6%

Gross margin on product license revenue	$5,966	$8,604	$12,035	$16,206
As a percent of license revenue	92%	94%	92%	94%
Cost of product license revenue includes salary and related benefits costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired developed technology.
Cost of product license revenue increased 6% to $549,000 for three months ended June 30, 2007 from $518,000 for the three months ended June 30, 2006. Cost of product license revenue increased 7% to $1.1 million for the six months ended June 30, 2007 from $1.0 million for the six months ended June 30, 2006. The increase for both the three and six month periods was primarily related to an increase in royalty costs due to the mix of products sold.
Gross margin on product license revenue was 92%, or $6.0 million, for the three months ended June 30, 2007, and 94%, or $8.6 million, for the three months ended June 30, 2006, respectively. Gross margin on product license revenue was 92%, or $12.1 million for the six months ended June 30, 2007, and 94%, or $16.2 million for the six months ended June 30, 2006. This decrease for both the three and six month periods was primarily related to the deferral of license revenue.
Cost of Services Revenue

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Cost of services revenue	$12,550	$6,903	$23,291	$13,568
As a percent of services revenue	48%	43%	48%	42%

Gross margin on services revenue	$13,551	$9,204	$25,433	$18,395
As a percent of services revenue	52%	57%	52%	58%

ART TECHNOLOGY GROUP, INC.
Cost of services revenue includes salary and other related costs for our professional services and technical support staff, as well as third-party contractor expenses. Additionally cost of services revenue includes fees for hosting facilities, bandwidth costs, and equipment and related depreciation costs. Cost of services revenue will vary significantly from period to period depending on the level of professional services staffing, the effective utilization rates of our professional services staff, the mix of services performed, including product license technical support services, the extent to which these services are performed by us or by third-party contractors, the level of third-party contractors’ fees, and the amount of telecommunication expense, equipment and hosting space required.
Cost of services revenue increased 82% to $12.6 million for the three months ended June 30, 2007 from $6.9 million for the three months ended June 30, 2006. Gross margin on services revenue was 52%, or $13.6 million, for the three months ended June 30, 2007 and 57%, or $9.2 million, for the three months ended June 30, 2006. Cost of services revenue increased 72% to $23.3 million for the six months ended June 30, 2007 from $13.6 million for the six months ended June 30, 2006. Gross margin on services revenue was 52%, or $25.5 million, for the six months ended June 30, 2007 and 58%, or $18.4 million, for the six months ended June 30, 2006. The increase in cost of services and the resulting decline in gross margin in services was primarily due to direct costs associated with our proactive conversion solutions and an increase in labor related costs for professional services due to increased demand for implementation services resulting from higher product license bookings in 2007 compared to 2006.
Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Research and development expenses	$5,948	$5,119	$11,333	$9,946
As a percent of total revenue	18%	20%	18%	20%
Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.
Research and development expenses increased 16% to $5.9 million for the three months ended June 30, 2007 from $5.1 million for the three months ended June 30, 2006 and decreased as a percentage of revenue from 20% to 18%. Research and development expenses increased 14% to $11.3 million for the six months ended June 30, 2007 from $9.9 million for the six months ended June 30, 2006 and decreased as a percentage of revenue from 20% to 18%. The increase in research and development spending was primarily attributable to an increase in cost due to the eStara acquisition. We anticipate that research and development expenses will be in the range of 18% to 19% of total revenue for the full year 2007.
Sales and Marketing Expenses

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Sales and marketing expenses	$12,095	$7,894	$22,035	$14,817
As a percent of total revenue	37%	31%	36%	30%
Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
Sales and marketing expenses increased 53% to $12.1 million for the three months ended June 30, 2007 from $7.9 million for the three months ended June 30, 2006. Sales and marketing expenses increased 49% to $22.0 million for the six months ended June 30, 2007 from $14.8 million for the six months ended June 30, 2006. The increase for the three and six month periods is primarily attributable to an increase in cost as a result of the eStara acquisition, an increase in commission expense related to higher product license and on demand bookings and increased spending on marketing programs. For the three months ended June 30, 2007 and 2006, sales and marketing expenses as a percentage of total revenue were 37% and 31%, respectively. For the six month period ended June 30, 2007 and 2006, sales and marketing expenses as a percentage of total revenue were 36% and 30%, respectively. Our policy of recognizing commission expense upon contract execution has the effect of increasing sales and marketing expense as a percentage of

ART TECHNOLOGY GROUP, INC.
total revenue when revenue is recognized ratably. We anticipate that 2007 sales and marketing expenses as a percentage of total revenue will be 34% to 35%. However, sales and marketing expenses can fluctuate as a percentage of total revenue depending on economic conditions, level and timing of global expansion, program spending, variable compensation, the rate at which new sales personnel become productive and the level of revenue.
General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
General and administrative expenses	$4,648	$2,744	$9,251	$5,424
As a percent of total revenue	14%	11%	15%	11%
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
General and administrative expenses increased 69% to $4.6 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006. General and administrative expenses increased 71% to $9.2 million for the six months ended June 30, 2007 from $5.4 million for the six months ended June 30, 2006. The increase of $1.9 million and $3.8 million for the three and six month periods respectively is primarily attributable to the inclusion of eStara in 2007 and an increase in outside professional services primarily due to staff augmentation over the prior period.
For the three months ended June 30, 2007 and 2006, general and administrative expenses as a percentage of total revenue were 14% and 11%, respectively. For the six months ended June 30, 2007 and 2006, general and administrative expenses as a percentage of total revenue were 15% and 11%, respectively. The increase is primarily attributable to an increase in external professional services. We anticipate that general and administrative expenses as a percentage of revenue will be approximately 14% in 2007.
Stock-based Compensation Expense
During the first quarter of fiscal 2006, on January 1, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. We are using the straight-line attribution method to recognize stock-based compensation expense for all share-based payments. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model, or fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended June 30, 2007 and 2006 was $1.4 million and $0.9 million, respectively. Stock-based compensation expense for the six months ended June 30, 2007 and 2006 was $2.5 million and $1.5 million, respectively.
As of June 30, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $14.1 million, which will be recognized over a weighted average period of 2.8 years.
Restructuring
During 2001 through 2005, we initiated restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When changes or circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. For more information about our restructuring activities and related costs and accruals, see Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
We recorded a $0.1 million adjustment to existing restructuring accruals for the six months ended June 30, 2007. As of June 30, 2007, we had an accrued restructuring liability of $1.6 million related to facility related costs. The long-term portion of the accrued

ART TECHNOLOGY GROUP, INC.
restructuring liability was $0.6 million. At June 30, 2007, we had lease arrangements related to three abandoned facilities whose lease arrangements are ongoing. The restructuring accrual for all locations is net of the contractual amounts due under any executed sub-lease agreement. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows:

	2007
Lease Locations	Remaining	2008	2009	Total
	(in thousands)
Waltham, MA	$692	$1,384	$346	$2,422
San Francisco, CA	257	—	—	257
Reading, UK	269	528	88	885

Facility obligations, gross	1,218	1,912	434	3,564
Contracted and assumed sublet income	(654)	(1,048)	(192)	(1,894)

Net cash obligations	$564	$864	$242	$1,670

Interest and Other Income, Net
Interest and other income net, decreased to $521,000 for the three months ended June 30, 2007 from $547,000 for the three months ended June 30, 2006. Interest and other income net, increased to $969,000 for the six months ended June 30, 2007 from $825,000 for the six months ended June 30, 2006. The decrease in the three month period was primarily due to a net decrease in foreign exchange gains over prior period gains. The increase in the six month period was primarily due to a net increase in foreign exchange gains over prior period gains from the prior period offset partially by lower interest income on invested balances.
Provision for Income Taxes
We expect to have minimal or no Federal income taxes in 2007 due to our projection of a taxable loss in our domestic and certain foreign locations for 2007 and the use of net operating loss carryforwards. As a result of historical net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards, research credit carryforwards and other net deferred tax assets. For the six months ended June 30, 2007 we recorded a $0.1 million tax provision for projected earnings in a foreign subsidiary.

ART TECHNOLOGY GROUP, INC.
Liquidity and Capital Resources
Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through public and private sales of equity securities, and commercial credit facilities and more recently through cash provided by operating activities. At June 30, 2007, we had $41.2 million in cash, cash equivalents and marketable securities consisting of $32.2 million in cash and cash equivalents and $9.0 million in marketable securities.
Cash provided by operating activities was $14.5 million for the six months ended June 30, 2007. This consisted of a net loss of $4.2 million offset by depreciation and amortization of $3.8 million, and stock–based compensation expense of $2.5 million. Other changes in working capital items consisted primarily of an increase in deferred revenue of $15.4 million, and accounts payable of $1.7 million, offset by increases in prepaids and other current assets of $1.1 million, term receivables of $1.0 million, and deferred costs of $1.0 million, and decreases in accrued expenses for $0.7 million, accrued restructuring of $0.6 million and an increase in other assets of $0.3 million.
Net cash provided by our investing activities for the six months ended June 30, 2007 was $1.1 million consisting primarily of net proceeds from maturity of marketable securities of $4.3 million, offset by capital expenditures of $2.4 million and payment of eStara acquisition related cost of $0.8 million.
We expect that capital expenditures will be less than 5% of revenue for the year ending December 31, 2007.
Net cash used in financing activities was $1.1 million for the six months ended June 30, 2007, representing $2.2 million in repurchases of our common stock, partially offset by proceeds of $1.1 million from the employee stock purchase plan and the exercise of stock options.
On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the six months ended June 30, 2007, we repurchased 815,660 of shares of our common stock at a cost of $2.2 million.
Accounts Receivable and Days Sales Outstanding
Our accounts receivable balance and days sales outstanding, or DSO, as of June 30, 2007 and December 31, 2006 were as follows:

	Three Months Ended
	June 30,	December 31,
	2007	2006
	(dollars in thousands)
DSO	95	97
Revenue	$32,616	$32,207
Accounts Receivable	$34,561	$34,554
At June 30, 2007 one customer accounted for more than 10% of accounts receivable.
We evaluate our performance on collections on a quarterly basis. As of June 30, 2007, our days sales outstanding decreased from December 31, 2006 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the previous quarter. The decrease in DSO from December 31, 2006 was partially offset by the deferral of product license bookings that have the effect of increasing accounts receivable but not revenue.
Credit Facility
At June 30, 2007, we maintained a $20.0 million revolving line of credit with Silicon Valley Bank (the “Bank”) which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (8.25% at June 30, 2007). The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including profitability and liquidity coverage. At June 30, 2007, we were not in compliance with the profitability covenant in the loan agreement. The Bank issued us a waiver of the profitability covenant for the quarter ended June 30, 2007. The profitability covenant, modified on May 7, 2007 in the Eleventh Loan Modification Agreement, requires that we have net losses of not more than $2.0 million for each quarter. The liquidity covenant requires that we maintain unrestricted and unencumbered cash, which includes cash equivalents and

ART TECHNOLOGY GROUP, INC.
marketable securities, of greater than $20.0 million at the end of each month through the duration of the credit facility. The line of credit will expire on January 31, 2008.
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
In the event we do not comply with the financial covenants within the line of credit or defaults on any of its provisions, then the Bank’s significant remedies include: (1) declaring all obligations immediately due and payable which could include requiring us to cash collateralize our outstanding Letters of Credit (LCs); (2) ceasing to advance money or extend credit for our benefit; (3) applying to the obligations any balances and deposits held by us or any amount held by the Bank owing to or for the credit of our account; and, (4) putting a hold on any deposit account held as collateral. If the agreement expires, and is not extended, the Bank will require outstanding LCs at that time to be cash secured on terms acceptable to the Bank. At June 30, 2007, we were not in compliance the profitability covenant. The Bank issued a waiver of the profitability covenant for the quarter ended June 30, 2007.
While there were no outstanding borrowings under the facility at June 30, 2007, the Bank had issued letters of credit totaling $3.0 million on our behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011. As of June 30, 2007, approximately $17.0 million was available under the facility.
Contractual Obligations
On October 2, 2006, we acquired all of the outstanding shares of common stock of privately held eStara, Inc. The acquisition agreement included provisions for additional payments of up to $6.0 million provided that eStara meets certain revenue milestones. If eStara’s revenue exceed $25 million but are less than $30 million, we will be required to pay $2 million, of which $0.6 million will be distributed to the stockholders and $1.4 million will be distributed to employees. In the event eStara’s revenue exceed $30 million, we will be required to pay an additional $4.0 million, of which $2.5 million will be distributed to stockholders and $1.5 million will be distributed to employees. The payments to stockholders will be recorded as additional purchase price, and the amounts paid to employees will be accounted for as compensation expense in our income statement. These payments may be made, at our option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization.
We believe that our balance of $41.2 million in cash and cash equivalents and marketable securities at June 30, 2007, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over at least the next twelve months and beyond. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date eliminating complex hedge accounting provisions. The decision about whether to elect the fair value option is applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. SFAS 159 also provides guidance on disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company January 1, 2008. We are currently evaluating the potential impact of SFAS 159 on our financial position and results of operations.

ART TECHNOLOGY GROUP, INC.
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
There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences are referred to under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes to the fair values of these securities since June 30, 2007.
The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound and the Euro that are remeasured at each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at June 30, 2007, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at June 30, 2007 we held no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting previously described in our Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2006, which identified the following material weaknesses that have not been fully remediated as of June 30, 2007:
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

ART TECHNOLOGY GROUP, INC.
currency exchange gain. This weakness could continue to affect the balances in the accounts previously mentioned and affect our ability to timely close our books and review and analyze our financial statements.
2. Inadequate staffing within the accounting organization.
     During 2006, there were numerous changes in our accounting personnel. This led to our not having a sufficient number of experienced personnel in the accounting organization to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with generally accepted accounting principles, including the preparation of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. We consider this weakness to be a material weakness in the operation of entity-level controls and operation level controls. The ineffectiveness of such controls can result in misstatement to assets, liabilities, revenue, and expenses.
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
     Additionally, in response to the identified deficiencies, we intend to implement or have implemented additional remedial measures, including but not limited to the following:
•	Hiring key leadership accounting personnel to focus on our technical accounting issues and managing the monthly close process and the SEC reporting process; and

•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes.
Changes in internal control over financial reporting.
     During the six months ended June 30, 2007, we hired four new members of our finance staff to address technical accounting issues and help manage the monthly close process and the SEC reporting process. We plan to continue to take further remedial actions throughout fiscal 2007. Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ART TECHNOLOGY GROUP, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in 2001, we were named as defendants in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The action alleges that we, and certain of our former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated there under. In October 2006, the court ruled in our favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. The parties have filed appeal briefs and we expect that oral arguments will be presented in 2007. Management believes that none of the claims that plaintiffs have asserted has merit, and we intend to continue to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsel are seeking certification of a narrower class of plaintiffs. We believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation or appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 19, 2007, our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. The table below presents information regarding our repurchases of our common stock during each calendar month in the three-month period ended June 30, 2007.

				(d) Approximate dollar
			(c)Total number of	value of shares that may
			shares purchased as part	yet be purchased under
	(a) Total number of shares	(b) Average price	of publicly announced	the plans or programs
Period	purchased	paid per share	plan	(in thousands)

April 2007	—	—	—	—
May 2007	550,000	$2.62	550,000	$18,560
June 2007	265,660	$2.82	265,660	$17,810

Total	815,660	$2.69	815,660	$17,810

ART TECHNOLOGY GROUP, INC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of stockholders on May 17, 2007, the following actions were submitted to a vote of stockholders:
(a) David B. Elsbree, Ilene H. Lang, and Daniel C. Regis were elected to serve as Directors of the Company until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The specific tallies of the applicable votes are detailed below. Each of Michael A. Brochu, Robert B. Burke, John R. Held, Mary E. Makela, and Phyllis S. Swersky, whose terms did not expire at the annual meeting, continued in office following the meeting.

Name of Nominee	FOR	WITHHELD
David B. Elsbree	105,857,899	10,264,119
Eileen H. Lang	106,274,048	9,847,970
Daniel C. Regis	109,441,288	6,680,730
(b) The stockholders approved the further amendment and restatement of the Amended and Restated 1996 Stock Option Plan.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
70,959,760	5,038,686	210,785	39,912,787
(c) The stockholders approved the further amendment and restatement of the Amended and Restated 1999 Outside Director Stock Option Plan.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
70,466,715	5,260,618	481,898	39,912,787
Item 5. Other Information
Entry into a Material Definitive Agreement
     Effective June 13, 2002, we entered into a $15 million revolving line of credit with Silicon Valley Bank (the “Bank”) which provided for borrowings of up to the lesser of $15 million or 80% of eligible accounts receivable. Effective December 24, 2002 the revolving line of credit increased to $20 million. The line of credit is secured by all of our tangible and intangible personal property and is subject to financial covenants including liquidity coverage and profitability.
     At June 30, 2007, we were not in compliance with the profitability covenant in the loan agreement. The Bank issued us a waiver of the profitability covenant for the quarter ended June 30, 2007. On May 7, 2007, the Company entered into the Eleventh Loan Modification Agreement (the Eleventh Amendment), which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. Under the Eleventh Amendment, the profitability covenant was revised to permit net losses of not more than $2.0 million for each quarter through the duration of the credit facility. In the Eleventh Amendment, the Bank also provided a consent to our repurchase of shares of common stock in an aggregate amount not to exceed twenty million dollars ($20,000,000.00), provided that we may not make such a repurchase if a default exists or would exist after giving effect to such a repurchase. We are required to maintain unrestricted and unencumbered cash, which includes cash equivalents and marketable securities, of greater than $20.0 million at the end of each month through the duration of the credit facility. The line of credit will expire on January 31, 2008.
     While there were no outstanding borrowings under the facility at June 30, 2007, the Bank had issued letters of credit totaling $3.0 million on our behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure

ART TECHNOLOGY GROUP, INC.
obligations under our facility leases pursuant to leases expiring through December 2011. As of June 30, 2007, approximately $17.0 million was available under the facility.
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
     10.1 Amended and Restated 1996 Stock Option Plan*.
     10.2 Amended and Restated 1999 Outside Director Stock Option Plan*.
     10.3 Primus Solutions 1999 Stock Incentive Compensation Plan, as amended*.
     10.4 Amended and Restated Non-Employee Director Compensation Plan, as amended*.
     10.5 Eleventh Loan Modification Agreement dated May 7, 2007 with Silicon Valley Bank.
     31.1 Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

ART TECHNOLOGY GROUP, INC.
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

Date: August 7, 2007