Form 10-Q
period 2007-09-30
ART TECHNOLOGY GROUP INC
filed 2007-11-05
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
As of October 31, 2007 there were 129,026,290 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$41,097	$17,911
Marketable securities	7,899	13,312
Accounts receivable, net of reserves of $537 ($447 in 2006)	32,455	34,554
Term receivables, current	694	55
Deferred costs, current	608	—
Prepaid expenses and other current assets	3,587	2,446

Total current assets	86,340	68,278
Property and equipment, net	6,367	5,326
Deferred costs, non-current	1,924	—
Term receivables, non-current	29	60
Intangible assets, net	12,335	16,013
Goodwill	59,980	59,328
Other assets	1,325	976

Total Assets	$168,300	$149,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,811	$2,607
Accrued expenses	18,351	15,791
Deferred revenue, current	34,719	23,708
Accrued restructuring, current	889	1,213
Capital lease obligations	4	56

Total current liabilities	56,774	43,375
Accrued restructuring, non-current	380	1,031
Deferred revenue, non-current	7,154	501
Commitments and contingencies ( Note 6 )
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; issued and outstanding-128,620,876 shares and 127,055,373 shares at September 30, 2007 and December 31, 2006, respectively	1,286	1,270
Additional paid-in capital	302,299	296,291
Accumulated deficit	(196,527)	(191,558)
Treasury stock, at cost - 815,660 shares at September 30, 2007	(2,190)	—
Accumulated other comprehensive loss	(876)	(929)

Total stockholders’ equity	103,992	105,074

Total Liabilities and Stockholders’ Equity	$168,300	$149,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Product licenses	$7,873	$4,774	$20,997	$21,996
Services	28,013	17,066	76,737	49,029

Total revenue	35,886	21,840	97,734	71,025

Cost of Revenue:
Product licenses	557	406	1,646	1,422
Services	13,752	7,261	37,043	20,829

Total cost of revenue	14,309	7,667	38,689	22,251

Gross profit	21,577	14,173	59,045	48,774

Operating Expenses:
Research and development	6,294	5,286	17,627	15,232
Sales and marketing	12,035	6,580	34,070	21,397
General and administrative	4,489	3,327	13,740	8,751
Restructuring charge (benefit)	9	—	(59)	323

Total operating expenses	22,827	15,193	65,378	45,703

Income (loss) from operations	(1,250)	(1,020)	(6,333)	3,071
Interest and other income, net	575	735	1,544	1,560

Income (loss) before provision for income taxes	(675)	(285)	(4,789)	4,631
Provision for income taxes	85	—	180	—

Net income (loss)	$(760)	$(285)	$(4,969)	$4,631

Basic net income (loss) per share	$(0.01)	$(0.00)	$(0.04)	$0.04

Diluted net income (loss) per share	$(0.01)	$(0.00)	$(0.04)	$0.04

Basic weighted average common shares outstanding	127,461	111,868	127,349	111,441

Diluted weighted average common shares outstanding	127,461	111,868	127,349	116,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:

Net income (loss)	$(4,969)	$4,631

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,760	3,236
Non-cash stock-based compensation expense	4,114	2,532

Changes in current assets and liabilities:
Accounts receivable	2,099	(1,125)
Term receivables	(608)	—
Prepaid expenses and other assets	(1,468)	(1,701)
Deferred costs	(2,532)	—
Deferred rent	—	423
Accounts payable	204	(1,092)
Accrued expenses	2,737	643
Deferred revenue	17,664	264
Accrued restructuring	(975)	(1,755)

Net cash provided by operating activities	22,026	6,056

Cash Flows from Investing Activities:
Purchases of marketable securities	(9,212)	(12,277)
Maturities of marketable securities	14,625	11,176
Purchases of property and equipment	(3,123)	(3,851)
Payment of acquisition costs	(829)	—
Increase in other assets	(22)	(615)

Net cash provided by (used in) investing activities	1,439	(5,567)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,223	1,327
Proceeds from employee stock purchase plan	649	465
Repurchase of common stock	(2,190)	—
Principal payments on notes payable	—	(198)
Payments on capital leases	(52)	(53)

Net cash (used in) provided by financing activities	(370)	1,541

Effect of foreign exchange rate changes on cash and cash equivalents	91	(103)

Net increase in cash and cash equivalents	23,186	1,927

Cash and cash equivalents, beginning of period	17,911	24,060

Cash and cash equivalents, end of period	$41,097	$25,987

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
     (a) Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The disclosures do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
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
     (c) Accounts Receivable
Accounts receivable represents amounts currently due from customers. Accounts receivable also include $1.6 million of unbilled accounts receivable at September 30, 2007 and no unbilled accounts receivable at December 31, 2006. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within the following month.
     (d) Term Receivables
Term receivables include non-cancellable amounts due from customers. The Company does not recognize revenue for term receivables.
     (e) Revenue Recognition
ATG recognizes application hosting revenue and proactive conversion solutions revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the service is performed and collectibility of the resulting

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receivable is reasonably assured. In addition, the delivered element must have stand-alone value and ATG must have vendor-specific objective evidence of fair value of the undelivered elements.
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
In accordance with SOP 97-2 and SOP 98-9, ATG applies the residual method of accounting to its multiple element arrangements. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements based on vendor-specific objective evidence of fair value of those undelivered elements is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license, if all other revenue recognition criteria of SOP 97-2 are met. ATG sells support and maintenance services at the same time as the license transaction for which it has established vendor-specific objective evidence of fair value of its support and maintenance services based on selling these services separately. In addition, many of the Company’s software arrangements include consulting implementation services sold separately. Consulting revenue from these arrangements is generally accounted for separately from software licenses because the consulting services qualify as a separate element under SOP 97-2. The more significant factors considered in determining whether consulting services revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. In arrangements that do not include application hosting services or proactive conversion solutions, product license revenue is generally recognized when the software products are shipped.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the hosting period and are amortized to cost of services revenue ratably over the hosting period, or estimated life of the customer arrangement.
Deferred costs include incremental direct costs with third parties and certain internal direct costs related to the set-up and implementation services, and are accounted for under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set-up and implementation, as well as third-party subcontract fees and other contract labor costs. The Company deferred $1.6 million and $2.5 million of set-up and implementation costs during the three and nine months ended September 30, 2007, respectively, and has not amortized any of these costs during the three and nine months ended September 30, 2007 as the sites have not yet gone live. No such costs were deferred in 2006.
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
     (f) Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options, restricted stock and restricted stock unit awards.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2007 and 2006. (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(760)	$(285)	$(4,969)	$4,631

Weighted average common shares outstanding used in computing basic net income per share	127,461	111,868	127,349	111,441
Dilutive employee common stock equivalents	—	—	—	5,099

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	127,461	111,866	127,349	116,540

Basic net income (loss) per share	$(0.01)	$(0.00)	$(0.04)	$0.04

Diluted net income (loss) per share	$(0.01)	$(0.00)	$(0.04)	$0.04

Anti-dilutive common stock equivalents	16,985	14,876	17,064	3,181

     (g) Income Taxes
ATG expects to have no provision for Federal income taxes in 2007 due to its projection of taxable losses in domestic locations in 2007. In addition, the Company has net operating loss carryforwards in certain foreign locations to offset foreign income taxes. The Company recorded a $0.1 million and $0.2 million income tax provision for the three and nine months ended September 30, 2007, respectively, related to expected earnings in certain foreign subsidiaries. As a result of historical net operating losses incurred, and after evaluating its anticipated

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
performance over its normal planning horizon, the Company has provided for a full valuation allowance for its net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between book and tax income for 2007 are the amortization of capitalized research and development expenses and estimated lease restructuring payments, partially offset by SFAS 123R stock compensation expenses. The Company expects a book and tax loss for the year ended December 31, 2007. ATG adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. See Note 5.
     (h) Stock-Based Compensation
The Company accounts for stock-based compensation under SFAS 123( R), and compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the nine months ended September 30, 2007 and 2006 and related weighted average assumptions is as follows:

	Nine months ended September 30,
Stock Options	2007	2006
Options granted (in thousands)	1,227	3,246
Weighted-average exercise price	$2.65	$2.86
Weighted-average grant date fair value	$2.08	$2.48
Assumptions:
Expected volatility	85.3%	114%
Expected term (in years)	6.25	6.25
Risk-free interest rate	4.93%	5.05%
Expected dividend yield	—	—
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
Stock-Based Compensation Expense
The Company uses the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.4% to all unvested options as of September 30, 2007. This

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
During the three and nine months ended September 30, 2007 and 2006, stock-based compensation related to stock options, restricted stock and restricted stock unit awards was $1.6 million and $1.0 million, and $4.1 million and $2.5 million, respectively.
Option Activity
A summary of the activity under the Company’s stock option plans as of September 30, 2007 and changes during the nine-month period then ended, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2006	15,229	$2.55	7.7	$11,742
Options granted	1,227	$2.65
Options exercised	(1,096)	$1.12
Options forfeited	(656)	$5.11

Options outstanding at September 30, 2007	14,704	$2.55	7.2	$17,974

Options exercisable at September 30, 2007	8,983	$2.78	6.3	$13,183
Options vested or expected to vest at September 30, 2007 (1)	14,266	$2.58	7.1	$17,689

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the nine months ended September 30, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.9 million and $1.2 million, respectively, and the total amount of cash received from exercise of these options was $1.2 million and $1.3 million, respectively.
A summary of the Company’s restricted stock and restricted stock unit award activity as of September 30, 2007 and changes during the period then ended is presented below:

	Restricted	Weighted
	Share and	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2006	354	$2.52
Awards granted	2,031	$2.33
Restrictions lapsed	(162)	$2.67
Awards forfeited	(42)	$2.32

Non-vested awards outstanding at September 30, 2007	2,281	$2.34

During the nine months ended September 30, 2007, the Company granted 2,030,608 restricted stock shares and restricted stock units (“RSUs”) with a total intrinsic value of $4.7 million. The fair value of the restricted stock and RSUs is based on the market value of ATG’s common stock price on the date of grant. The restricted stock grants provide the holder with shares of ATG common stock, which are restricted as to sale until vesting. In 2007, the Company granted a total of 12,908 shares of restricted stock to members of the Company’s Board of Directors. The Board of Directors’ restricted stock grant vests quarterly over one year. The RSUs provide the holder with the right to receive shares of ATG common stock upon vesting. In 2007 the Company granted a total of 140,000 units of RSUs to members of the Company’s Board of Directors. The Board of Directors’ RSU grant vests over one year. Stock-based compensation expense related to

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
restricted stock shares and RSUs is being recognized on a straight-line basis over the requisite service period. The majority of RSUs will vest over a four year period. A portion of the RSU awards is subject to performance criteria, which the Company has deemed probable of achievement resulting in stock-based compensation expense being recognized on a straight-line basis over the requisite service period. The RSU performance awards contain additional provisions which could accelerate vesting if achieved. At September 30, 2007, the achievement of these additional provisions is not deemed probable by the Company.
As of September 30, 2007, there was $13.4 million of total unrecognized compensation cost related to unvested awards of stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years.
     (i) Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The components of comprehensive income (loss) at September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$(760)	$(285)	$(4,969)	$4,631
Foreign currency translation adjustment	247	7	53	(103)

Comprehensive income (loss)	$(513)	$(278)	$(4,916)	$4,528

     (j) Share Repurchase Program
On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $20 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. During the nine months ended September 30, 2007, the Company repurchased 815,660 shares of its common stock at a cost of $2.2 million.
     (k) Concentrations of Credit Risk and Major Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral.
At September 30, 2007 and December 31, 2006 no customer balance accounted for 10% or more of accounts receivable. No customer in the three or nine-month periods ended September 30, 2007 and 2006 accounted for 10% or more of total revenue.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (l) New Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, eliminating complex hedge accounting provisions. The decision about whether to elect the fair value option is applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. SFAS 159 also provides guidance on disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company January 1, 2008. The Company is currently evaluating the potential impact of SFAS 159 on the Company’s financial position and results of operations.
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
Revenue from sources outside of the United States was approximately $13.8 million and $6.0 million for the three months ended September 30, 2007 and 2006 and $30.7 million and $18.1 million for the nine months ended September 30, 2007 and 2006, respectively. ATG’s revenue from international sources was primarily generated from customers located in Europe and the UK region. All of ATG’s product sales for the three and nine months ended September 30, 2007 and 2006, were delivered from its headquarters located in the United States.
The following table represents the percentage of total revenue by geographic region for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	61%	73%	69%	74%
United Kingdom (UK)	16%	21%	14%	15%
Europe, Middle East and Africa (excluding UK)	21%	6%	15%	8%
Asia Pacific	0%	0%	0%	0%
Other	2%	0%	2%	3%

	100%	100%	100%	100%

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (3) Credit Facility and Notes Payable
     Credit Facility
At September 30, 2007, the Company maintained a $20.0 million revolving line of credit with Silicon Valley Bank (the “Bank”), pursuant to an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) dated as of June 13, 2002, which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (7.75% at September 30, 2007). The line of credit is secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including profitability and liquidity coverage. The line of credit will expire on January 31, 2008.
Under the Loan Agreement, the Company is required to maintain quarterly net losses of not more than two million dollars ($2,000,000) for each quarter (“Profitability Covenant”). Additionally, ATG is required to maintain, at all times, unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to twenty million dollars ($20,000,000).
On September 25, 2007, the Company entered into the Twelfth Loan Modification Agreement (the “Twelfth Amendment”) which removed the requirement that the Company provide audited consolidated financial statements prepared under GAAP within one hundred twenty (120) days after the last day of the its fiscal year. As of September 30, 2007, the Company was in compliance with all covenants in the Loan Agreement, as amended.
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
While there were no outstanding borrowings under the facility at September 30, 2007, the bank had issued letters of credit totaling $3.0 million on ATG’s behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011. As of September 30, 2007, approximately $17.0 million was available under the facility.
     (4) Acquisitions
     Acquisition of eStara, Inc.
On October 2, 2006, the Company acquired all of the outstanding shares of common stock of privately held eStara, Inc. The acquisition agreement included provisions for additional payments of up to $6.0 million provided that eStara meets certain revenue milestones. If eStara’s 2007 revenue exceeds $25.0 million but is less than $30.0 million, ATG will be required to pay $2.0 million, of which $0.6 million will be distributed to the stockholders and $1.4 million will be distributed to employees. In the event eStara’s 2007 revenue exceeds $30.0 million, ATG will be required to pay an additional $4.0 million, of which $2.5 million will be distributed to stockholders and an additional $1.5 million will be distributed to employees. The payments to stockholders will be recorded as additional purchase price, and the amounts paid to employees will be accounted for as compensation expense in the Company’s income statement. These payments may be made, at the Company’s option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization. At September 30, 2007 the Company concluded that it is probable that eStara will exceed $25.0 million of revenue in 2007. Accordingly, the Company recorded

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
compensation expense of $1.0 million related to the portion of the earn-out to be paid to employees and recorded additional goodwill of $0.6 million for the portion of the earn-out to be paid to shareholders. The Company expects to record an additional $0.4 million of compensation expense related to the portion of the earn-out to be paid to employees in the fourth quarter of 2007.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $1.5 million exclusive of fully reserved deferred tax assets. The Company’s policy is to recognize penalties and interest related to uncertain tax positions in the provision for income taxes. These amounts are not material. The total amount of net unrecognized tax benefits that would favorably affect the effective income tax rate, if ever recognized in the financial statements in future periods, is $1.4 million. The gross amount of unrecognized benefits at September 30, 2007 has not changed from the beginning of the year.
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
(7) Restructuring
During the years 2001 through 2005, the Company initiated restructuring actions to realign its operating expenses and facilities with the requirements of its business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
number of its employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions, the Company has recorded restructuring charges based in part upon estimates of the costs ultimately to be paid for the actions it has taken. When circumstances result in changes in ATG’s estimates relating to accrued restructuring costs, these changes are recorded as additional charges or benefits in the period in which the change in estimate occurs. In the first nine months of 2007, the Company recorded a net benefit of $59 thousand in connection with finalizing a contractual obligation with a landlord, which was offset in part by changes in estimates resulting in additional accruals. As of September 30, 2007, the Company had an accrued restructuring liability of $1.3 million related to facility related costs.
A summary of the Company’s changes in estimates and activity in its restructuring accruals is as follows (in thousands):

	2005	2003	2001
	Actions	Actions	Actions	Total
Balance December 31, 2006	$263	$189	$1,792	$2,244
Facility related payments	(249)	(131)	(769)	(1,149)
Foreign currency exchange	—	33	—	33
Changes in estimates resulting in additional net accruals/charges	9	71	61	141

Balance September 30, 2007	$23	$162	$1,084	$1,269

For additional information on the Company’s restructurings, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Abandoned Facilities Obligations
At September 30, 2007, the Company has ongoing lease arrangements related to three abandoned facilities. The restructuring accrual for all locations is net of the contractual amounts due under executed sub-lease agreements. All locations for which the Company has recorded restructuring charges have been exited, and thus the Company’s plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows (in thousands):

	2007
Lease Locations	Remaining	2008	2009	Total
Waltham, MA	$346	$1,384	$346	$2,076
San Francisco, CA	129	—	—	129
Reading, UK	136	528	88	752

Facility obligations, gross	611	1,912	434	2,957
Contracted and assumed sublet income	(331)	(1,048)	(192)	(1,571)

Net cash obligations	$280	$864	$242	$1,386

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8) Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2006, nor in any of the periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of 2007. The following table presents the changes in goodwill during fiscal 2007 and 2006 (in thousands):

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2007	2006
Balance at the beginning of the year	$59,328	$27,347
Acquisition of eStara	622	32,071
Additional acquisition costs	30	—
Reversal of reserves related to Primus	—	(90)

Balance at the end of the period	$59,980	$59,328

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
Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,500	$(5,520)	$5,980	$11,500	$(3,492)	$8,008
Purchased technology	8,900	(3,693)	5,207	8,900	(2,336)	6,564
Trademarks	1,400	(280)	1,120	1,400	(70)	1,330
Non-compete agreements	400	(372)	28	400	(289)	111

Total intangible assets excluding goodwill	$22,200	$(9,865)	$12,335	$22,200	$(6,187)	$16,013

Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.2 million and $3.7 million for the three and nine month periods ended September 30, 2007, respectively, and $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2006, respectively.
The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2007	$1,227
2008	4,013
2009	3,381
2010	2,709
2011	1,005

Total	$12,335

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (9) Litigation
As previously disclosed, in 2001, the Company was named as a defendant in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The case alleges that the Company, and certain of its former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. In October 2006, the court ruled in the Company’s favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. The parties have filed appeal briefs and it is expected that oral arguments will be presented in 2007. Management believes that none of the claims that the plaintiffs have asserted has merit, and the Company intends to continue to defend the action vigorously. While the Company cannot predict with certainty the outcome of the litigation or the appeal, the Company does not expect any material adverse impact to its business, or the results of its operations, from this matter.
As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsel are seeking certification of a narrower class of plaintiffs and filed amended complaints in September 2007. The Company believes that it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict the outcome of the litigation, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.
The Company’s industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of the Company’s competitors in the market for e-commerce software and services have filed or may file patent applications covering aspects of their technology that they may claim the Company’s technology infringes. Such competitors could make claims of infringement against the Company with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege the Company’s current or future products or services infringe may make claims of infringement against the Company or the Company’s customers. The Company’s agreements with its customers typically require it to indemnify them against claims of intellectual property infringement resulting from their use of the Company’s products and services. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations, and the Company and certain of its customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by the Company’s products or services. Any litigation over intellectual property rights, whether brought by the Company or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company or its customers are accused of infringement might cause product shipment or service delivery delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. ATG could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.
The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s financial position, results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

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
We develop and market a comprehensive suite of e-commerce software products, and provide related services, including support and maintenance, application hosting, professional services, proactive conversion solutions for enhancing online sales and support and education. Our customers use our products and services to power their e-commerce websites, attract prospects, convert sales, and offer ongoing customer care services. Our solutions are designed to provide a scalable, reliable and sophisticated e-commerce website for our customers to create a satisfied, loyal and profitable online customer base. We have sold our products and services to more than 900 customers.
We derive our revenue from the sale of software licenses and related services to consumer-facing organizations. Our software licenses are priced based on either the size of the customer implementation or site license terms. Services revenue are derived from fees for professional services, training, support and maintenance, and on-demand solutions including application hosting, software as a service and proactive conversion solutions. Professional services include implementation, custom application development and project and technical consulting. We bill professional service fees primarily on a time and materials basis, or in limited cases, on a fixed-price schedule defined in our contracts. Support and maintenance arrangements are priced based on the level of services provided and billed annually in advance. Generally, licensed software customers are entitled to receive software updates, maintenance releases as well as on-line and telephone technical support for an annual maintenance fee. Training is billed as services are provided. On-demand services and proactive conversion solutions are priced based on transaction volume. We market and sell our products and services worldwide through our direct sales force, systems integrators, technology alliances and original equipment manufacturers.
As of September 30, 2007 we had domestic offices in Cambridge, Massachusetts; Chicago, Illinois; New York, New York; Washington, D.C.; Reston, Virginia; San Francisco, California; and Seattle, Washington; and international offices in Canada; France; Northern Ireland; Singapore; and the United Kingdom. Revenue from customers outside the United States accounted for 39% and 31% of our total revenue for the three and nine months ended September 30, 2007 and 27% and 26% of our total revenue for the comparable prior year periods, respectively.
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

ART TECHNOLOGY GROUP, INC.
During the three and nine month ended September 30, 2007, we deferred direct costs related to set-up and implementation of on-demand application hosting services for which no revenue has been recognized through September 30, 2007, pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. No such costs have been deferred prior to 2007. See Note 1 (d) to the condensed consolidated financial statements for a description of our updated revenue recognition policy.
Except as noted above, there were no material changes in the nature of our critical accounting judgments or estimates during the first nine months of 2007. For a more detailed explanation of our critical accounting judgments and estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission.
Non-GAAP Measures
We consider “product license bookings,” a non-GAAP financial measure, which we define as product license revenue recognized plus the net change in product license deferred revenue during any given period, to be an important indicator of growth in our software license business, as our business increasingly evolves toward a ratable revenue model. We use this non-GAAP financial measure internally to focus management on period-to-period changes in our core software license business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. The following table summarized our product license bookings for the three and nine-month periods ended September 30, 2007 and 2006:
Product License Bookings

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(in thousands)
Product license revenue	$7,873	$4,774	$20,997	$21,996
Additions to product license deferred revenue	2,146	—	10,495
Product license deferred revenue recognized	(645)	—	(1,135)	—

Product license bookings	$9,374	$4,774	$30,357	$21,996

Additions to product license deferred revenue were $2.1 million and $10.5 million for the three and nine months ended September 30, 2007, respectively. Additions to product license deferred revenue for the three and nine months ended September 30, 2007 included $1.2 million and $8.9 million related to product license bookings that will be recognized ratably and $0.9 million and $1.6 million related to transactions with contractual terms that require us to defer the recognition of revenue to a future period. We expect additions to product license deferred revenue to be in the range of 20% to 30% of product license bookings in 2007.
Product license deferred revenue recognized were $0.6 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. Product license deferred revenue recognized for the three and nine months ended September 30, 2007 included $0.1 million and $0.4 million, respectively, related to revenue recognized on a ratable basis and $0.5 million and $0.7 million, respectively, was recognized in the period due to the resolution of contractual and other matters that prevented up front revenue recognition and required deferral.

ART TECHNOLOGY GROUP, INC
Results of Operations
The following table sets forth statement of operations data as percentages of total revenue for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Product licenses	22%	22%	21%	31%
Services	78%	78%	79%	69%

Total revenue	100%	100%	100%	100%
Cost of Revenue:
Product licenses	2%	2%	2%	2%
Services	38%	33%	38%	29%

Total cost of revenue	40%	35%	40%	31%

Gross profit	60%	65%	60%	69%
Operating Expenses:
Research and development	18%	24%	18%	21%
Sales and marketing	34%	30%	35%	30%
General and administrative	12%	15%	13%	12%
Restructuring charge (benefit)	—	—	—	1%

Total operating expenses	64%	69%	66%	64%

Income (loss) from operations	(4%)	(4%)	(6%)	5%
Interest and other income, net	2%	3%	2%	2%

Income (loss) before provision for income taxes	(2%)	(1%)	(4%)	7%
Provision for income taxes	—	—	—	—

Net income (loss)	(2%)	(1%)	(4%)	7%

The following table sets forth, for the periods indicated, the cost of product license revenue as a percentage of product license revenue and the cost of services revenue as a percentage of services revenue and the related gross margins:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of product license revenue	7%	9%	8%	6%
Gross margin on product license revenue	93%	91%	92%	94%
Cost of services revenue	49%	43%	48%	42%
Gross margin on services revenue	51%	57%	52%	58%

ART TECHNOLOGY GROUP, INC.
Three and Nine Months ended September 30, 2007 and 2006
Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(in thousands)
Total revenue	$35,886	$21,840	$97,734	$71,025
As a result of the acquisition of eStara during the fourth quarter of 2006 and the increasing demand for our on demand applications, a higher percentage of our revenue requires recognition on a ratable basis in accordance with generally accepted accounting principles in the United States (GAAP). Due to this change in our business model, we expect that ratably recognized revenue will increase significantly as a percentage of total revenue in the future.
Total revenue increased $14.1 million or 64.7% to $35.9 million for the three months ended September 30, 2007 from $21.8 million for the three months ended September 30, 2006. Total revenue increased 37.6% to $97.7 million for the nine months ended September 30, 2007 from $71.0 million for the nine months ended September 30, 2006. The increase in revenue for the three and nine month periods ended September 30, 2007 is primarily attributable to the acquisition of eStara in October 2006 which contributed revenue of $6.5 million and $17.6 million, respectively, and to growth in professional services revenue of $3.2 million and $6.6 million, respectively. In addition, product license revenue increased $3.1 million and declined $1.0 million for the three and nine months ended September 30, 2007, respectively. Revenue generated from international customers increased to $13.8 million, or 38% of total revenue, and $30.7 million, or 31% of total revenue, for the three and nine month periods ended September 30, 2007, from $6.0 million, or 27% of total revenue, and $18.1 million, or 26% of total revenue, in the comparable prior year periods. We expect full year 2007 revenue in the range of $130 million to $133 million.
No customer in the three or nine-month periods ended September 30, 2007 and September 30, 2006 accounted for 10% or more of total revenue.
Product Licenses Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Product license revenue	$7,873	$4,774	$20,997	$21,996
As a percent of total revenue	22%	22%	21%	31%
Product license revenue increased 65% to $7.9 million, for the three months ended September 30, 2007 from $4.8 million for the three months ended September 30, 2006. Product license revenue decreased 5% to $21.0 million for the nine months ended September 30, 2007 from $22.0 million for the nine months ended September 30, 2006. The increase for the three month period ended September 30, 2007 is due to higher product license bookings as compared to the three months ended September 30, 2006 and the recognition of $0.6 million in product license revenue which was previously deferred, $0.5 million of which had been previously deferred. The decrease for the nine month period ended September 30, 2007 is attributable to more license revenue being recognized ratably due to our expanded on demand offerings including proactive conversion solutions, partially offset by the recognition of $1.1 million in product license revenue which was previously deferred. Product license revenue generated from international customers was $6.1 million and $8.3 million for the three and nine months ended September 30, 2007 compared to $1.9 million and $7.1 million for the three and nine months ended September 30, 2006.
Product license revenue as a percentage of total revenue for the three months ended September 30, 2007 and 2006 was 22% and 22%, respectively. Product license revenue as a percentage of total revenue for the nine months ended September 30, 2007 and 2006 were 22% and 31%, respectively. We expect that this percentage will increase as deferred product license revenue is recognized in future periods.

ART TECHNOLOGY GROUP, INC.
Services Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Support and maintenance	$10,665	$9,945	$31,163	$29,496
On demand	8,687	1,860	24,185	5,248
Professional services	8,028	4,781	19,575	12,987
Education	633	480	1,814	1,298

Total services revenue	$28,013	$17,066	$76,737	$49,029
As a percent of total revenue	78%	78%	79%	69%

Services revenue increased 64% to $28.0 million for the three months ended September 30, 2007 from $17.1 million for the three months ended September 30, 2006. Services revenue increased 57% to $76.7 million for the nine months ended September 30, 2007 from $49.0 million for the nine months ended September 30, 2006. The increase was attributable to the acquisition of eStara in October 2006, and an increase in professional services revenue resulting from consulting and implementation services associated with an increase in the amount of product license bookings in 2007.
Support and maintenance revenue was 38% of total service revenue for the three months ended September 30, 2007 as compared to 58% for the three months ended September 30, 2006. Support and maintenance revenue was 41% of total service revenue for the nine months ended September 30, 2007 as compared to 60% for the nine months ended September 30, 2006. Support and maintenance revenue increased by $0.7 million and $1.7 million in the three and nine month periods ended September 30, 2007, compared to the corresponding periods of 2006. The increase in support and maintenance revenue was a result of maintenance contract renewals on a higher license revenue base, partially offset by the deferral of revenue recognition.
Revenue from on demand services (which includes application hosting services, software as a service and proactive conversion solutions) increased 358% to $8.7 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006. Revenue from on demand services increased 365% to $24.2 million for the nine months ended September 30, 2007 from $5.2 million for the nine months ended September 30, 2006. The increase in revenue from on demand services in the three and nine month period ended September 30, 2007 is primarily attributed to revenue of $6.5 million and $17.6 million, respectively, from proactive conversion solutions due to the acquisition of eStara in October 2006. On demand services represented 31% and 32% of total service revenue for the three and nine months ended September 30, 2007 and 11% and 11% of total service revenue for the three and nine months ended September 30, 2006.
Revenue from professional services increased 67% to $8.0 million for the three months ended September 30, 2007, from $4.8 million for the three months ended September 30, 2006. Revenue from professional services increased 51% to $19.6 million for the nine months ended September 30, 2007, from $13.0 million for the nine months ended September 30, 2006. The increase for the three and nine month periods is primarily attributable to an increase in customer demand due to increased product license bookings in 2007 partially offset by the deferral of revenue for transactions related to application hosting conversion arrangements that are recognized ratably once the hosting services commence. Consulting and implementation services typically are performed in the quarters following the execution of a product license transaction.
Revenue from education increased 20% to $0.6 million for the three months ended September 30, 2007, from $0.5 million for the three months ended September 30, 2006. Revenue from education increased 39% to $1.8 million for the nine months ended September 30, 2007 from $1.3 million, for the nine months ended September 30, 2006.

ART TECHNOLOGY GROUP, INC.
Cost of Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Cost of revenue	$14,309	$7,667	$38,689	$22,251
Gross margin	21,577	14,173	59,045	48,774
Gross margin percent	60%	65%	60%	69%
Cost of revenue increased 86% to $14.3 million for three months ended September 30, 2007 from $7.7 million for the three months ended September 30, 2006. Cost of revenue increased 74% to $38.7 million for the nine months ended September 30, 2007 from $22.3 million for the nine months ended September 30, 2006. The increase in cost of revenue for the three and nine months ended September 30, 2007 from the comparable prior year periods was driven by direct costs of proactive conversion solutions due to the acquisition of eStara in October 2006, including amortization of acquired intangible assets, and increased labor related costs for professional services. We expect gross margins for the year ended December 31, 2007 to be in the low 60% range.
Cost of Product License Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Cost of product license revenue	$557	$406	$1,646	$1,422
As a percent of license revenue	7%	9%	8%	6%

Gross margin on product license revenue	$7,316	$4,368	$19,351	$20,574
As a percent of license revenue	93%	91%	92%	94%
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
Cost of product license revenue increased 25% to $0.5 million for three months ended September 30, 2007 from $0.4 million for the three months ended September 30, 2006. Cost of product license revenue increased 14% to $1.6 million for the nine months ended September 30, 2007 from $1.4 million for the nine months ended September 30, 2006. The increase for both the three and nine month periods was primarily related to an increase in royalty costs due to the mix of products sold.
Gross margin on product license revenue was 93%, or $7.3 million, for the three months ended September 30, 2007, and 91%, or $4.4 million, for the three months ended September 30, 2006, respectively. Gross margin on product license revenue was 92%, or $19.4 million for the nine months ended September 30, 2007, and 94%, or $20.6 million for the nine months ended September 30, 2006. This increase in gross margin on product license revenue for the three months ended September 30, 2007 is due to increased product license revenue as compared to the three months ended September 30, 2006 and the recognition in the three months ended September 30, 2007 of $0.6 million in product license revenue which was previously deferred. The decrease for the nine month period ended September 30, 2007 is primarily attributable to lower revenue driven by an increased percentage of license revenue being recognized ratably due to our expanded on demand offerings including proactive conversion solutions, partially offset by the recognition of $1.1 million in product license revenue which was previously deferred.

ART TECHNOLOGY GROUP, INC.
Cost of Services Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Cost of services revenue	$13,752	$7,261	$37,043	$20,829
As a percent of services revenue	49%	43%	48%	42%

Gross margin on services revenue	$14,261	$9,805	$39,694	$28,200
As a percent of services revenue	51%	57%	52%	58%
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
Cost of services revenue increased 89% to $13.8 million for the three months ended September 30, 2007 from $7.3 million for the three months ended September 30, 2006. Gross margin on services revenue was 51%, or $14.3 million, for the three months ended September 30, 2007 and 57%, or $9.8 million, for the three months ended September 30, 2006. Cost of services revenue increased 78% to $37.0 million for the nine months ended September 30, 2007 from $20.8 million for the nine months ended September 30, 2006. Gross margin on services revenue was 52%, or $39.7 million, for the nine months ended September 30, 2007 and 58%, or $28.2 million, for the nine months ended September 30, 2006. The increase in cost of services and the resulting decline in gross margin in services was primarily due to direct costs associated with our proactive conversion solutions and an increase in labor related costs for professional services due to increased demand for implementation services resulting from higher product license bookings in 2007 compared to 2006.
Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Research and development expenses	$6,294	$5,286	$17,627	$15,232
As a percent of total revenue	18%	24%	18%	21%
Research and development expenses consist primarily of salary and related costs to support product development. To date, all software development costs have been expensed as research and development in the period incurred.
Research and development expenses increased 19% to $6.3 million for the three months ended September 30, 2007 from $5.3 million for the three months ended September 30, 2006 and decreased as a percentage of revenue from 24% to 18%. Research and development expenses increased 16% to $17.6 million for the nine months ended September 30, 2007 from $15.2 million for the nine months ended September 30, 2006 and decreased as a percentage of revenue from 21% to 18%. The increase in research and development spending was primarily attributable to an increase in cost due to the eStara acquisition. We anticipate that research and development expenses will be in the range of 18% to 19% of total revenue for the full year 2007.

ART TECHNOLOGY GROUP, INC.
Sales and Marketing Expenses

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Sales and marketing expenses	$12,035	$6,580	$34,070	$21,397
As a percent of total revenue	34%	30%	35%	30%
Sales and marketing expenses consist primarily of salaries, commissions and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
Sales and marketing expenses increased 82% to $12.0 million for the three months ended September 30, 2007 from $6.6 million for the three months ended September 30, 2006. Sales and marketing expenses increased 59% to $34.1 million for the nine months ended September 30, 2007 from $21.4 million for the nine months ended September 30, 2006. The increase for the three and nine month periods is primarily attributable to an increase in cost as a result of the eStara acquisition, an increase in commission expense related to higher product license and on demand bookings and increased spending on marketing programs. For the three months ended September 30, 2007 and 2006, sales and marketing expenses as a percentage of total revenue were 34% and 30%, respectively. For the nine month period ended September 30, 2007 and 2006, sales and marketing expenses as a percentage of total revenue were 35% and 30%, respectively. Our policy of recognizing commission expense upon contract execution has the effect of increasing sales and marketing expense as a percentage of total revenue when revenue is deferred and recognized ratably. We anticipate that 2007 sales and marketing expenses as a percentage of total revenue will be 34% to 35%. However, sales and marketing expenses can fluctuate as a percentage of total revenue depending on economic conditions, level and timing of global expansion, program spending, variable compensation, the rate at which new sales personnel become productive and the level of revenue.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
General and administrative expenses	$4,489	$3,327	$13,740	$8,751
As a percent of total revenue	12%	15%	13%	12%
General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees and legal and accounting fees.
General and administrative expenses increased 36% to $4.5 million for the three months ended September 30, 2007 from $3.3 million for the three months ended September 30, 2006. General and administrative expenses increased 56% to $13.7 million for the nine months ended September 30, 2007 from $8.8 million for the nine months ended September 30, 2006. The increase of $1.2 million and $5.0 million for the three and nine month periods respectively is primarily attributable to the inclusion of eStara in 2007.
For the three months ended September 30, 2007 and 2006, general and administrative expenses as a percentage of total revenue were 12% and 15%, respectively. For the nine months ended September 30, 2007 and 2006, general and administrative expenses as a percentage of total revenue were 13% and 12%, respectively. The increase is primarily attributable to an increase in external professional services. We anticipate that general and administrative expenses as a percentage of revenue will be approximately 14% in 2007.
Stock-Based Compensation Expense
On January 1, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. We are using the straight-line attribution method to recognize stock-based compensation expense for all share-based payments. Stock-based compensation cost is calculated on the date of grant based on the fair value of

ART TECHNOLOGY GROUP, INC.
stock options as determined by the Black-Scholes valuation model, or the fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended September 30, 2007 and 2006 was $1.6 million and $1.0 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2007 and 2006 was $4.1 million and $2.5 million, respectively.
As of September 30, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $13.4 million, which will be recognized over a weighted average period of 2.8 years.
Restructuring
During 2001 through 2005, we initiated restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions. These actions included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we have taken. When changes or circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. For more information about our restructuring activities and related costs and accruals, see Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
We recorded a $0.1 million adjustment to existing restructuring accruals for the nine months ended September 30, 2007. As of September 30, 2007, we had an accrued restructuring liability of $1.3 million for facility related costs. The long-term portion of the accrued restructuring liability was $0.4 million. At September 30, 2007, we have ongoing lease arrangements for three abandoned facilities. The restructuring accrual for all locations is net of the contractual amounts due under executed sub-lease agreement. All locations for which we have recorded restructuring charges have been exited, and thus our plans with respect to these leases have been completed. A summary of the remaining facility locations and the timing of the remaining cash payments are as follows:

	2007
Lease Locations	Remaining	2008	2009	Total
Waltham, MA	$346	$1,384	$346	$2,076
San Francisco, CA	129	—	—	129
Reading, UK	136	528	88	752

Facility obligations, gross	611	1,912	434	2,957
Contracted and assumed sublet income	(331)	(1,048)	(192)	(1,571)

Net cash obligations	$280	$864	$242	$1,386

Interest and Other Income, Net
Interest and other income net, decreased to $0.6 million for the three months ended September 30, 2007 from $0.7 million for the three months ended September 30, 2006. Interest and other income net, decreased to $1.5 million for the nine months ended September 30, 2007 from $1.6 million for the nine months ended September 30, 2006. The decrease in the three month period was primarily due to a net decrease in foreign exchange gains over prior period gains. The decrease in the nine month period was primarily due to a net increase in foreign exchange gains over prior period gains from the prior period offset.
Provision for Income Taxes
We expect to have no provision for Federal income taxes in 2007 due to our projection of a taxable loss in our domestic locations for 2007. In addition, we have net operating loss carryforwards in certain foreign locations to offset foreign income taxes. The Company recorded a $0.1 million and $0.2 million income tax provision for the three and nine months ended September 30, 2007, respectively, related to expected earnings in certain foreign subsidiaries. As a result of historical net operating losses incurred, and after evaluating its anticipated performance over its normal planning horizon, the Company has provided for a full valuation allowance for its net operating loss carry-forwards, research credit carry-forwards and other net deferred tax assets. The primary differences between book and tax income for 2007 are the amortization of capitalized research and development expenses and estimated lease

ART TECHNOLOGY GROUP, INC.
restructuring payments, partially offset by SFAS 123R stock compensation expenses. The Company expects a book and tax loss for the year ended December 31, 2007. ATG adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. See Note 5 to the unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. We have funded our cash requirements primarily through cash provided by operating activities. At September 30, 2007, we had $49.0 million in cash, cash equivalents and marketable securities consisting of $41.1 million in cash and cash equivalents and $7.9 million in marketable securities.
Cash provided by operating activities was $22.0 million for the nine months ended September 30, 2007. This consisted of a net loss of $5.0 million offset by depreciation and amortization of $5.8 million, and stock–based compensation expense of $4.1 million. Other changes in working capital items consisted primarily of an increase in deferred revenue of $17.7 million, accrued expenses of $2.7 million and a decrease in accounts receivable of $2.1 million, partially offset by increases in deferred costs of $2.5 million, prepaids and other current assets of $1.2 million, term receivables of $0.6 million, and decreases in accrued restructuring of $1.0 million.
Net cash provided by our investing activities for the nine months ended September 30, 2007 was $1.4 million consisting primarily of net proceeds from maturity of marketable securities of $5.4 million, offset by capital expenditures of $3.1 million and payment of eStara acquisition related cost of $0.8 million.
We expect that capital expenditures will be less than 5% of revenue for the year ending December 31, 2007.
Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2007, representing $2.2 million in repurchases of our common stock, partially offset by proceeds of $1.9 million from the employee stock purchase plan and the exercise of stock options.
On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the nine months ended September 30, 2007, we repurchased 815,660 of shares of our common stock at a cost of $2.2 million.
Accounts Receivable and Days Sales Outstanding
Our accounts receivable balance and days sales outstanding, or DSO, as of September 30, 2007 and December 31, 2006 were as follows:

	Three Months Ended
	September 30,	December 31,
	2007	2006
	(dollars in thousands)
DSO	81	97
Revenue	$35,886	$32,207
Accounts receivable, net	$32,455	$34,554
At September 30, 2007 no customer accounted for more than 10% of accounts receivable.
We evaluate our performance on collections on a quarterly basis. As of September 30, 2007, our days sales outstanding decreased from December 31, 2006 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the current and previous quarter. The decrease in DSO from December 31, 2006 was partially offset by the deferral of product license bookings that have the effect of increasing accounts receivable but not revenue.
Credit Facility
At September 30, 2007, we maintained a $20.0 million revolving line of credit with Silicon Valley Bank (the “Bank”), pursuant to an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) dated as of June 13, 2002, which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts

ART TECHNOLOGY GROUP, INC.
receivable. The line of credit bears interest at the Bank’s prime rate (7.75% at September 30, 2007). The line of credit is secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including profitability and liquidity coverage. The line of credit will expire on January 31, 2008.
Under the Loan Agreement, we are required to maintain quarterly net losses of not more than two million dollars ($2,000,000) for each quarter (“Profitability Covenant”). Additionally, we are required to maintain, at all times, unrestricted cash, which includes cash equivalents and marketable securities, at the Bank in an amount equal to twenty million dollars ($20,000,000).
On September 25, 2007, we entered into the Twelfth Loan Modification Agreement (the “Twelfth Amendment”) which removed the requirement that we provide audited consolidated financial statements prepared under GAAP within one hundred twenty (120) days after the last day of the its fiscal year. As of September 30, 2007, we were in compliance with all covenants in the Loan Agreement, as amended.
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
While there were no outstanding borrowings under the facility at September 30, 2007, the Bank had issued letters of credit totaling $3.0 million on our behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011. As of September 30, 2007, approximately $17.0 million was available under the facility.
Contractual Obligations
On October 2, 2006, we acquired all of the outstanding shares of common stock of privately held eStara, Inc. The acquisition agreement includes provisions for additional payments provided that eStara meets certain revenue milestones. As of September 30, 2007 the Company concluded it was probable that eStara would achieve its lower revenue milestone of least $25.0 million of revenue in 2007. As a result the Company anticipates a total earn-out payment of $2.0 million to be made to former eStara employees and shareholders. These payments may be made, at our option, in the form of cash or stock, subject to the applicable rules of the Nasdaq stock market and applicable limitations under the tax rules to permit the transaction to be categorized as a tax free reorganization.
We believe that our balance of $49.0 million in cash and cash equivalents and marketable securities at September 30, 2007, along with other working capital and cash expected to be generated by our operations will allow us to meet our liquidity needs over at least the next twelve months and beyond. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
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

ART TECHNOLOGY GROUP, INC.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date eliminating complex hedge accounting provisions. The decision about whether to elect the fair value option is applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. SFAS 159 also provides guidance on disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008. We are currently evaluating the potential impact of SFAS 159 on our financial position and results of operations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes to the fair values of these securities since September 30, 2007.
The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the British pound and the Euro. Based on currency exposures existing at September 30, 2007, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations; however, at September 30, 2007 we held no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting previously described in our Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2006, which identified the following material weaknesses that have not been fully remediated as of September 30, 2007:

ART TECHNOLOGY GROUP, INC.
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

ART TECHNOLOGY GROUP, INC.
Changes in internal control over financial reporting.
     During the nine months ended September 30, 2007, we hired four new members of our finance staff to address technical accounting issues and help manage the monthly close process and the SEC reporting process. We plan to continue to take further remedial actions throughout fiscal 2007. Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in 2001, we were named as defendants in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The action alleges that we, and certain of our former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated there under. In October 2006, the court ruled in our favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. The parties have filed appeal briefs and we expect that oral arguments will be presented in 2007. Management believes that none of the claims that plaintiffs have asserted has merit, and we intend to continue to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation or the appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsel are seeking certification of a narrower class of plaintiffs and filed amended complaints in September 2007. We believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors in the market for e-commerce software and services have filed or may file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make claims of infringement against us with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege our current or future products or services infringe may make claims of infringement against us or our customers. Our agreements with our customers typically require us to indemnify them against claims of intellectual property infringement resulting from their use of our products and services. We periodically receive notices from customers regarding patent licence inquiries they have received which may or may not implicate our indemnity obligations, and we and certain of our customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by our products or services. Any litigation over intellectual property rights, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we or our customers are accused of infringement might cause product shipment or service delivery delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. We could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.
The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
We could incur substantial costs defending against a claim of infringement or protecting our intellectual property from infringement.
Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors in the market for e-commerce software and services have filed or may file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make claims of infringement against us with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege our current or future products or services infringe may make claims of infringement against us or our customers. Our agreements with our customers typically require us to indemnify them against claims of intellectual property infringement resulting from their use of our products and services. We periodically receive notices from customers regarding patent licence inquiries they have received which may or may not implicate our indemnity obligations, and we and certain of our customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by our products or services. Any litigation over intellectual property rights, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we or our customers are accused of infringement might cause product shipment or service delivery delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. We could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.
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

ART TECHNOLOGY GROUP, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 19, 2007, our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. The table below presents information regarding our repurchases of our common stock during each calendar month with activity in the nine-month period ended September 30, 2007.

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
     On September 25, 2007, we entered into the Twelfth Loan Modification Agreement (the “Twelfth Amendment”), which amended the Amended and Restated Loan and Security Agreement dated as of June 13, 2002. In the Twelfth Amendment, the Bank removed the requirement that we provide audited consolidated financial statements prepared under GAAP within one hundred twenty (120) days after the last day of our fiscal year. The line of credit will expire on January 31, 2008.
     While there were no outstanding borrowings under the facility at September 30, 2007, the Bank had issued letters of credit totaling $3.0 million on our behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011. As of September 30, 2007, approximately $17.0 million was available under the facility.
     On July 23, 2007 we amended our 2007 Executive Management Compensation Plan to include Andrew Reynolds, our new Senior Vice President of Corporate Development.  The 2007 Executive Management Compensation Plan, as amended, is filed as Exhibit 10.2 to this Report.  Mr. Reynolds is also entitled to the benefits provided to our executive officers under our Change-in-Control Policy, previously filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

ART TECHNOLOGY GROUP, INC.
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
     10.1 Twelfth Loan Modification Agreement dated September 25, 2007 with Silicon Valley Bank.
     10.2 2007 Executive Management Compensation Plan, as amended, dated July 23, 2007.*
     31.1 Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 5, 2007