Form 10-K
period 2007-12-31
ART TECHNOLOGY GROUP INC
filed 2008-03-17
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $338,216,845.

As of March 10, 2008, the number of shares of the registrant’s common stock outstanding was 129,642,923.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2008 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

Our Business

We develop and market a comprehensive suite of e-commerce software products and software-as-a-service (“SaaS”) solutions as well as provide related services, including support and maintenance, professional services, application hosting, eStara e-commerce optimization services solutions for enhancing online sales, and education. Our customers use our products and services to power their e-commerce websites, attract prospects, convert sales, and offer ongoing customer care services. Our solutions are designed to provide a scalable, reliable and sophisticated e-commerce website for our customers to create a satisfied, loyal and profitable online customer base.

Corporate Information

We were incorporated in 1991 in the Commonwealth of Massachusetts and in 1997 in the State of Delaware, and have been a publicly traded corporation since 1999. Our corporate headquarters are at One Main Street, Cambridge, Massachusetts 02142. We have domestic offices in Chicago, Illinois; New York, New York; Washington D.C.; Reston, Virginia; San Francisco, California; and Seattle, Washington; and international offices in Canada; France; Northern Ireland; Singapore; and the United Kingdom. As of December 31, 2007, we had a total of 442 employees and we have more than 900 customers. Our Internet web site address is www.atg.com.

Overview

We provide software and services that help online businesses increase their revenues. We seek to differentiate ourselves by enabling businesses to use our solutions to provide a richer, more personalized and more compelling online shopping experience. We provide merchandisers and marketers more control over the online channel, and enable customer service agents to provide consumers more consistent, personalized and relevant assistance. Our solutions deliver better consistency and relevancy by capturing and maintaining information about customers’ personal preferences, online activity, and transaction history, and by using this information to deliver more personalized and contextual content.

We offer our products and services under two brands; our ATG e-commerce platform solutions and eStara e-commerce optimization services. Our ATG e-commerce platform solutions are delivered through perpetual software licenses and managed application hosting services offerings. Our eStara e-commerce optimization services are site-independent solutions, meaning that they are interoperable with any e-commerce platform, and are delivered as recurring SaaS. Our eStara e-commerce optimization services include Click-to-Call, Click-to-Chat and Call Tracking services. On February 5, 2008 we acquired eShopperTools.com, Inc., also known as “CleverSet,” and will begin offering CleverSet’s personalization and recommendation services in early 2008, under the eStara brand.

We market our products and services primarily to Global 2000 companies and other businesses that have large numbers of online users and utilize the Internet as an important business channel. We focus primarily on providing our software and services to businesses in the retail, consumer products, manufacturing, media and entertainment, telecommunications, financial services, travel and insurance industries. We have over 900 customers, including Amazon, American Eagle Outfitters, American Express, AOL, AT&T, Best Buy, B&Q, Cabela’s, Carrefour, Cingular, Coca Cola, Continental Airlines, Dell, DirecTV, El Corte Ingles, Expedia, France Telecom, Harvard Business School Publishing, Hewlett-Packard, Intuit, Hilton, HSBC, L.L Bean, Macy’s, Meredith, Microsoft,

Neiman Marcus, New York & Company, Nokia, OfficeMax, Overstock.com, PayPal, Philips, Procter & Gamble, Sears, Sony, Symantec, T Mobile, Target, Urban Outfitters, Verizon, Viacom, Vodafone and Walgreens.

Our business has evolved significantly since our incorporation in 1991:

•	Until 1995, we functioned primarily as a professional services organization in the Internet commerce market.

•	In 1996, we began offering Internet commerce and software solutions, initially focusing on infrastructure products.

•	In 2004, we began to concentrate on developing application products, having concluded that the market for infrastructure products had become increasingly standards driven and that we could best differentiate ourselves by offering our clients advanced applications functionality.

•	In November 2004, we acquired Primus Knowledge Solutions, Inc. (“Primus”), a provider of software solutions for customer service designed to help companies deliver a superior customer experience via contact centers, e-mail and web self-service. The Primus solution extended our offerings beyond commerce and marketing and into customer service.

•	In 2004, we also began to offer our clients hosted SaaS services as an alternative delivery model for our application solutions. We believe that hosted services can provide significant advantages for our clients, and provide us with a substantial opportunity for growth.

•	In 2005, we completed the integration of Primus applications into the ATG platform.

•	In October 2006, we acquired eStara, Inc. (“eStara”), a provider of e-commerce optimization service solutions for enhancing online sales and support initiatives. The eStara solutions provided us with a new channel to help our clients convert web browsing activities into sales, as well as business opportunities independent of ATG-powered websites.

•	In 2007, we initiated a strategy to sell site-independent OnDemand services to enable our customers to increase on-line sales. One result of this strategy is that we will recognize revenue from more of our transactions on a ratable basis. This increase in ratably recognized revenue should allow for more predictable revenue and earnings in future periods.

•	In February 2008, we acquired CleverSet, a provider of automated personalization engines, used to optimize e-commerce experiences by presenting visitors with relevant recommendations and information. CleverSet’s next-generation technology has been shown to significantly lift e-commerce revenue by increasing conversion rates and order size. We will offer these services under our eStara brand.

Online retailers periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. We refer to these major system upgrades or replacements as “replatforming.”

We believe that a company’s replatforming is a significant event that often leads to a sale of a e-commerce software license. We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every five years. We currently believe that we are in a period of increased corporate spending on e-commerce solutions across many of our sectors.

Our Strategy

Our objective is to be the industry leader in helping businesses do more business on the Internet. We intend to achieve this objective by implementing the following key components of our strategy:

•	Deliver a commerce platform with leadership functionality, suitable for the most demanding enterprises. Our clients tell us that, in some cases, our platform handles over 100,000 orders per day in peak periods. Leading industry analysts rank our overall offering number one among commerce platforms for business-to-consumer sites on criteria, including reliability and scalability, administration and management, catalog/content management, campaign management and customer self-service. It is our objective to continue to provide leadership in e-commerce functionality and operational excellence.

•	Through our eStara e-commerce optimization services brand, deliver solutions independent of the choice of web platform. Our eStara e-commerce optimization service solutions can be delivered to clients on a site-independent basis on any e-commerce platform, or custom-built websites, across all industries. This increases the size of our market opportunity and customer penetration.

•	Through managed application hosting services, provide the same quality platform to mid-tier companies and others who opt to outsource their e-commerce operations. By leveraging our experience with the pre-built OnDemand offerings, our Professional Services organization assists our clients with their ATG implementations, thus helping our clients quickly and economically launch their e-commerce and service projects.

•	Differentiate by providing a more personalized, more relevant, more consistent shopping experience. We give merchandisers and marketers the power and analytics to define offers and cross-sells, to follow up on abandoned shopping carts, to perform A/B split tests and to create multi-channel, multi-stage web and e-mail campaigns that match a company’s selling strategy with information about a visitor’s browsing behavior, purchase and interaction history, preferences and profile. This increases basket size and the number of website visitors who go on to purchase items from that website, resulting in increased revenue. We use this same information to extend the consistent customer experience to the customer service agent in the call center, which can result in a more satisfied, loyal and profitable customer.

•	Leverage existing sales channels. We sell our products primarily through our direct sales organization. In addition, a significant portion of our product revenue is co-sold or influenced by a variety of business partners, including systems integrators, solution providers and other technology partners. We currently have a broad range of business alliances throughout the world, with companies such as Accenture, Capgemini, Deloitte Consulting, Sapient, Tata Consulting Services and Wipro as well as regional integrators and interactive agencies such as aQuantive, BlastRadius, imc[2], CGI, LBi Group, McFadyen Consulting, Professional Access, Resource Interactive and D2C2. In most geographies and situations, our goal is both to maintain close relationships directly with our clients while also motivating systems integrators and other channel partners to implement our applications in their projects and solution sets.

•	Leverage and expand our service capabilities. We have extensive experience in web application development and integration services, as well as knowledge management design and call-center systems deployment. Through our Professional and Education Services organizations, we provide services to train our systems integrators, value added resellers and complementary software vendors in the use of our products and offer consulting services to assist with customer implementations. We seek to motivate our business partners to provide joint implementation services to our end user customers. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of business partners trained in the implementation and application of our products.

•	International expansion. We have seen an increase in sales and pipeline growth in Europe and India. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.

ATG Licensed Software Products

We provide a comprehensive e-commerce product suite designed to enable our clients to attract visitors, convert them to buyers, deliver customer service and analyze the results. The products that comprise our comprehensive e-commerce product suite are as follows:

ATG Commerce is a comprehensive, highly scalable e-commerce platform. Its flexible, component-based architecture enables our clients to personalize the online buying experience for their customers, so that customers can more easily find desired products, comparison shop, register for gifts, pre-order products, redeem coupons and execute other useful features. ATG Commerce’s functionality includes catalogs, product management, shopping carts, checkout, pricing management, merchandising, promotions, inventory management and business-to-business order management.

The ATG Adaptive Scenario Engine is a platform that provides the enabling technology and core functionality to allow our clients to develop and manage robust, adaptable, scalable and personalized e-commerce applications across channels and through the complete customer lifecycle. The ATG platform is designed to allow our clients to easily integrate these applications across their marketing/merchandising, e-commerce and customer care organizations.

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

ATG Outreach is an e-marketing solution that leverages customer information gained through web interactions, preferences and behaviors to enable our clients to create relevant, personalized outbound marketing and service campaigns.

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

ATG Commerce Service Center provides complete e-commerce support for call center agents to create and manage orders in a unified browser based application for the web and call-center environments.

ATG Knowledge is a knowledge management solution that call center agents who provide customers with assisted service can use to find the answers to customer inquiries and resolve problems. ATG Knowledge enables our clients’ agents to fulfill a wide range of customer needs by unifying customer management, knowledge management and incident management into a single solution.

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

Recurring Revenue

We deliver OnDemand Services that generate recurring revenue under both of our brands. Under the eStara brand, we offer site-independent solutions which we call eStara e-commerce optimization services. These solutions are designed to increase conversion rates and increase basket size for our customers. We also offer managed application hosting services under our ATG e-Commerce brand

eStara e-Commerce Optimization Services Offerings

eStara e-Commerce optimization services are hosted on our servers and are platform and site-independent so a client can benefit from eStara’s e-commerce optimization services whether it elects to run its online environment on an ATG-powered e-commerce platform, another e-commerce platform or a custom built website.

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

eStara Call Tracking is designed to allow our clients to accurately track every inbound telephone response to their print and online promotional campaigns.

eStara Recommendations (formerly CleverSet) is an automated personalized recommendation engine, used to optimize e-commerce experiences by presenting visitors with relevant recommendations and information. This next-generation technology has been shown to significantly lift e-commerce revenue by increasing conversion rates and order size.

ATG OnDemand

For clients that do not wish to expend resources on running e-commerce applications in-house, we offer managed application hosting services for the full spectrum of ATG software applications, which we call ATG OnDemand. Under this model, clients can purchase licenses to our software or receive the software as a service paying a monthly subscription fee, and then we host the solutions in our hosted environment and provide all additional software, hardware, network and full technical operational and support services. These services include the provisioning, management and monitoring of the application infrastructure including bandwidth, network, security, servers, operating systems, enabling software and ATG applications. We support our ATG OnDemand clients on a 24/7 basis and provide problem resolution services, application change management services, and service level agreements related to application availability.

There are several advantages for organizations to choose an ATG OnDemand managed services model, which makes this a potential growth area for us. These include:

•	leveraging our experience to accelerate growth of the client’s online business and allowing clients to focus on their core competencies;

•	shifting the client’s technology risks to us;

•	shortening the time to market (vs. in-house development, deployment and maintenance); and

•	avoiding upfront and ongoing expenditures required to purchase and maintain software and hardware.

Customer Support and Maintenance Services

We offer four levels of customer support and maintenance including our Premium Support Program, which consists of access to technical support engineers 24/7, for customers deploying mission critical applications. For an annual support and maintenance fee, customers are entitled to receive software upgrades and updates, maintenance releases, online documentation and eServices including bug reports and unlimited technical support.

Professional and Educational Services Revenue

Our professional services organization provides a variety of consulting, design, application development, deployment, integration, hosting, training, and support services in conjunction with our products. We provide these services through our Professional Services and Education Services groups.

Professional Services.  The primary goal of our Professional Services organization is to ensure customer satisfaction and the successful implementation of our application solutions. ATG Professional Services has developed an Adaptive Delivery Framework (“ADF”) to ensure consistent, high-quality service delivery throughout all our project engagements. The ADF is used to create repeatable delivery processes from project to project in order to provide a consistent look and feel for all ATG project deliverables. Our Professional Services include four primary service offerings:

•	OnDemand Offerings. By leveraging our experience with the pre-built OnDemand offerings, our Professional Services organization assists our clients with their implementations, thus helping our clients quickly and economically launch their e-commerce and service projects.

•	Full-lifecycle Solutions. We work with our clients from the earliest stages of their projects. The full-lifecycle approach encompasses everything from working with our clients’ end users and technical staff to define project requirements to solution design, implementation, usability testing, staging and deployment.

•	Custom Solutions. We can also manage specific areas of our clients’ projects, such as designing a solution to meet a client’s requirements, implementing scenarios or integrating our solutions with a third-party application.

•	Structured Enablement. In this model, we give our clients the guidance they need while maximizing the skills of the clients’ own personnel. Depending on a client’s project goals and the expertise of its team, appropriate ATG personnel (such as architects or engineers) work onsite as advisors to aid the client’s personnel in areas such as reviewing completed work or advising on a particular project area.

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

Markets

Our principal target markets are Global 2000 companies and other businesses that have large numbers of online users and utilize the Internet as an important business channel. Our clients represent a broad spectrum of enterprises within diverse industry sectors, and include some of the world’s leading corporations. As of December 31, 2007, we had more than 900 customers.

Research and Development

Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the services and sales organizations.

Our research and development activities are primarily directed towards creating new versions of our products, which extend and enhance competitive product features. In 2007, we focused primarily on developing new and innovative applications, integrating and improving our eStara e-commerce optimization services and developing and enhancing our OnDemand offerings.

Sales and Marketing

We market and sell our products and services primarily through our direct sales force, which is compensated based on product and services sales made to our clients, directly or through business partners. We also sell products and services through channel partners, including systems integrators and other technology partners. The majority of our revenue is from direct sales.

Our sales and service organization includes employees in direct and channel sales, system engineers and account management. As of December 31, 2007, we had approximately 100 employees in our sales, marketing and sales support organization, including 63 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our direct sales team is comprised of two teams; ATG e-commerce platform sales and eStara e-commerce optimization services sales. Of our 63 direct sales representatives, 15 are located outside the United States.

To support our sales efforts and promote the ATG brands, we conduct comprehensive marketing programs. These programs include industry and partner events, market research, public relations activities, seminars, webinars, advertisements, direct mailings and the development of our website. Our marketing organization supports the sales process and helps identify potential sales and other opportunities. They prepare product research, product planning, manage press coverage and other public relations. As of December 31, 2007, we had 16 employees in our global marketing organization.

As of December 31, 2007, in addition to offices throughout the United States, we had sales offices located in the United Kingdom, France, Canada and Singapore.

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

Competition

The market for online sales, marketing and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We currently have the following primary sources of competition:

•	in-house development efforts by potential clients or partners;

•	e-commerce application vendors, such as Escalate Retail and IBM;

•	e-commerce business process outsourcers, such as Digital River and GSI Commerce;

•	providers of hosted managed service offerings, such as Accenture, EDS and IBM;

•	providers of hosted on-demand subscription services, such as Demandware, Digital River, MarketLive and Venda;

•	vendors of marketing and customer-service applications, including natural language, self-service and traditional customer relationship management application vendors; and

•	commerce optimization vendors, such as Avail Intelligence, Baynote and LivePerson.

We strive to compete against these alternatives by providing products and services that are richer, offer a more flexible set of capabilities and features and are more reliable and scalable. Our e-commerce products are consistently reviewed as the most feature-rich by the leading industry analysts. Many commerce sites known for their unique and aggressive merchandising are built on our platform. Commerce sites in industries as diverse as fashion, industrial distribution, satellite TV, professional publishing, office supplies and travel are deployed on our commerce platform. Our e-commerce platform is used successfully by several of the highest volume online retailers, powers the highest volume telecommunications site, and has performed for many of our high-volume customers with 100% uptime during peak holiday periods. We believe that our eStara Click-to-Call services are more suitable for enterprise-class corporations, and used by more of them, than competitive products. Our eStara Recommendations service (formerly CleverSet), expected to be available in early 2008, uses more data in its algorithms and is regarded as having more advanced technology than the recommendation solutions offered by our competitors.

Proprietary Rights and Licensing

Our success and ability to compete depends on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. At December 31, 2007, we had 13 issued United States patents, 2 allowed United States patents, 17 pending United States patents, and numerous foreign issued and pending patents. In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. These legal protections afford only limited protection for our technology, however.

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

Employees

As of December 31, 2007, we had a total of 442 employees. Our success depends on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Internet Address and SEC Reports

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and other information regarding issuers, such as Art Technology Group, that file electronically with the Commission. The address of this website is http://www.sec.gov.

Our Internet website is www.atg.com. We make available, free of charge, on or through our Internet website our Period Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

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

Our revenues and operating results have varied from quarter to quarter in the past and will probably continue to vary significantly from quarter to quarter in the foreseeable future. We provide annual guidance on revenues and operating results. A number of factors are likely to cause variations in our operating results, including:

•	the timing of revenue recognition of our products and services, which is affected by the mix of product license revenue and services provided; due to the growth of our service offerings and evolution of our sales terms with our customers, an increasing portion of our revenue is being recognized ratably over a period of time rather than at the time of invoice and we expect this trend to continue in the near term;

•	the timing of customer orders, especially larger transactions, and product implementations;

•	Our ability to cultivate and maintain strategic alliances;

•	fluctuating economic conditions, particularly as they affect our customers’ willingness to implement new e-commerce solutions and their ability to pay for our products and services;

•	delays in introducing new products and services;

•	the size of price discounting and concessions;

•	changes in the mix of revenues derived from products and services;

•	timing of hiring and utilization of personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales;

•	variation in our actual costs from our cost estimates related to long term hosting contracts;

•	increased expenses, whether related to sales and marketing, product development or administration; and

•	costs related to possible acquisitions of technologies or businesses.

In any given quarter, we often depend on several relatively large license transactions to meet expected revenues for that quarter. If we expect to complete a large sale to a specific customer in a particular quarter and the sale is not completed in that quarter, then we are not likely to be able to generate revenue from alternate sources in time to compensate for the shortfall. In addition, as is the case with many software companies, a significant number of our sales transactions are concentrated near the end of each fiscal quarter. If we are unable to close or recognize revenues on even a relatively small number of license deals at quarter-end, then we may not be able to meet expected revenues for that quarter. Because of this concentration of sales at quarter end, customers may seek to obtain higher price discounts than we might otherwise provide by waiting until quarter-end to complete their transactions with us.

We may not be able to sustain or increase our revenue or attain profitability on a quarterly or annual basis.

We operate in a rapidly evolving industry, which makes it more difficult to predict our future operating results. We cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, we expect to recognize an increasing portion of our revenue ratably over a period of time rather than at the time invoice. In the near term, this may have an adverse effect on our revenue and net income, which could result in a decline in the price of our common stock.

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

A slowdown in the economy could negatively impact our revenue and earnings.

General economic conditions affect our customers and sales opportunities. Our ability to achieve our business objectives is affected by many factors, including, among others: general business conditions, interest rates, inflation, taxation, fuel prices and electrical power rates, unemployment trends, terrorist attacks and acts of war, and other matters that influence consumer confidence and spending. Additionally, in the event of an economic downturn, we could experience customer bankruptcies, reduced volume of business from existing customers, delayed or reversal of recognition of revenue due to adverse credit events affecting our customers and bad debt losses, any of which could adversely affect our financial position and results of operations.

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

A number of competitive factors could cause us to lose potential sales or to sell our products and services at lower prices or at reduced margins, including, among others:

•	Potential clients or partners may choose to develop e-commerce applications in-house, rather than paying for our products or services.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can.

•	Our suite of service products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service.

•	Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

•	Some of current and potential competitors, especially our larger competitors like IBM that offer broad suites of computer and software applications may offer free or low-cost e-commerce applications and functionality bundled with their own computer and software products. Potential customers may not see the need to buy our products and services separately when they can use the bundled applications and functionality in our competitors’ product suites for little or no additional cost.

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

Our OnDemand hosted services and our eStara e-commerce optimization services are at an early stage of development and any equipment failures, mechanical errors, spikes in usage volume or failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any such interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or accidental or willful security breaches, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties or cause our clients to decide not to renew their hosting agreements, any of which could adversely affect our business, financial condition and results of operations.

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

If we fail to anticipate and address the risks associated with CleverSet’s business, then our business could be harmed.

The integration of the business and operations of CleverSet, which we acquired in February 2008, into our business and operations is an important process. In order to be successful, we need to retain key CleverSet personnel and also understand and address the risks associated with CleverSet’s business and products. For example, it is possible that the market for CleverSet’s products may be more limited than we anticipated or that CleverSet’s technology may infringe upon a third party’s intellectual property. If we fail to successfully integrate CleverSet’s business and operations, retain valuable CleverSet personnel and address the risks associated with our acquisition of its business, then we could fail to realize the anticipated benefits of the acquisition, and the disruption caused by the acquisition could hurt our business.

We could incur substantial costs defending against a claim of infringement or protecting our intellectual property from infringement.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. For example, both we and our Primus subsidiary have been involved in litigation alleging that we have infringed United States patents owned by third parties. We may be required to incur substantial costs in defending infringement litigation in the future, which could have a material adverse effect on our operating results and financial condition.

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

Historically, we have derived a significant portion of our revenues from existing customers that purchase our support and maintenance services and license enhanced versions of our products. If we are unable to continue to obtain significant revenues from our existing customer base, then our ability to grow our business would be harmed, and our competitors could achieve greater market share. The current trend toward e-commerce replatforming may increase this risk. When existing ATG customers re-evaluate their e-commerce platforms and solutions, they may elect to replace our e-commerce solutions with those of other vendors. If they do, these customers, as well as other prospective customers who choose e-commerce solutions other than ours in connection with their replatforming, are likely to commit substantial expenditures and investments of time and resources to the implementation of the e-commerce solution included in their new chosen platforms, reducing the probability that we will be able to penetrate those accounts in the near future.

If we fail to address the challenges associated with our international operations, then revenues from our products and services may decline, and the costs of providing our products or services may increase.

At December 31, 2007, we had offices in the United Kingdom, France, Northern Ireland, Canada and Singapore. We derived 32% of our total revenues in 2007 and 25% of our total revenues in 2006 from customers outside the United States. Our operations outside the United States are subject to additional risks, including:

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

We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements.

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

The Internet has generated privacy concerns that could result in legislation or market perceptions that could result in reduced sales of our products and harm our business.

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

In addition, we adopted a shareholder rights plan in 2001. The existence of our shareholder rights plan, as well as certain provision of Delaware law may further discourage, delay or prevent someone from acquiring or merging with us.

Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.

We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission rules and regulations and NASDAQ Global Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of internal control over financial reporting. The process of documenting and testing internal control over financial reporting has required that we hire additional personnel and outside services and has resulted in higher accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2006. Although the material weakness was remediated in 2007, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.

Item 1B.	Unresolved Staff Comments

On December 21, 2007, we received a comment letter from the staff of the United States Securities and Exchange Commission (“ the Staff ”). We submitted a response to the Staff on January 29, 2008. On March 13, 2008, we received a second letter from the Staff, seeking additional clarification concerning one of our responses. The unresolved Staff comment concerns the methodology we used in our financial statements included in our 2006 Form 10-K and third quarter 2007 Form 10-Q for allocating and classifying revenue derived from multi-element arrangements between product license revenue and service revenue. The ultimate resolution will not have any impact on our total revenue or profits in any fiscal year or quarter previously reported nor will it have any impact on our future total revenue or profits. We are in the process of responding to the Staff’s request for future clarification.

Item 2.	Properties

Our headquarters are located in 45,000 square feet of leased office space in Cambridge, Massachusetts. In addition, we have major United States facilities in Seattle, Washington (approximately 9,000 square feet); Chicago, Illinois (approximately 6,000 square feet); San Francisco, California (approximately 3,000 square feet); Reston, Virginia (approximately 10,000 square feet) and Washington, D.C. (approximately 7,000 square feet). Our European headquarters are located in Apex Plaza, Reading, United Kingdom where we lease approximately 8,000 square feet. We also maintain offices in Northern Ireland, Canada, France and Singapore. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

As previously disclosed, in 2001, we were named as defendants in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The action alleges that we, and certain of our former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated there under. In October 2006, the court ruled in our favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. The parties have filed appeal briefs and we expect that oral arguments will be presented in 2008. Management believes that none of the claims that plaintiffs have asserted have merit, and we intend to continue to defend the action vigorously. While we cannot predict with certainty the outcome of the litigation or the appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

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

	High	Low

Fiscal 2006
First quarter	$3.49	$1.83
Second quarter	3.81	2.12
Third quarter	3.10	2.32
Fourth quarter	2.66	1.91

Fiscal 2007
First quarter	$2.67	$2.04
Second quarter	2.88	2.19
Third quarter	3.33	2.69
Fourth quarter	4.75	3.10

On March 10, 2008 the last reported sale price on The NASDAQ Global Market for our common stock was $3.18 per share. On March 10, 2008, there were approximately 606 holders of record of our common stock. This number does not include stockholders for whom our shares were held in a “nominee” or “street” name.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

The following graph compares the cumulative total stockholder return on our common stock during the period December 31, 2002 to December 31, 2007 with the cumulative total return of the NASDAQ Market Index and a peer group index over the same period. This comparison assumed the investment of $100 on December 31, 2002 in our common stock, the NASDAQ Market Index and the peer group index and assumes dividends, if any, are reinvested. The peer group index that we used is Hemscott Industry Group 852 (Internet Software and Services), which reflects the stock performance of 70 publicly traded companies in the Internet software and services marketplace.

	Value of Investment($)
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/29/2006	12/31/2007

Art Technology Group Inc.	$100.00	$123.39	$120.97	$158.06	$187.90	$348.39
Internet Software & Svcs	$100.00	$200.13	$252.24	$218.28	$207.19	$221.50
NASDAQ Market Index	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91

Stock Repurchase Program

On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the year ended December 31, 2007, we repurchased 986,960 shares of our common stock at a cost of $2.9 million.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, any debt repayment obligations which may arise, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The table below presents information regarding our repurchases of our common stock during the three months ended December 31, 2007.

			(c)	(d)
			Total number of	Approximate dollar
	(a)	(b)	shares purchased	value of shares that may
	Total number of	Average price	as part of publicly	yet be purchased under
Period	shares purchased	paid per share	announced plan	the plans or programs
(In thousands)

November 2007	171,300	$4.15	171,300	$17,098

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. Except as set forth below, the consolidated statement of operations data and balance sheet data for all periods presented are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K or in Annual Reports on Form 10-K for prior years on file with the United States Securities and Exchange Commission.

On January 1, 2006, we adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), which requires us to record stock-based compensation expense for employee stock awards at fair value at the time of grant. Stock-based compensation expense was $5.8 million and $3.8 million for the years ended December 31, 2007 and 2006, respectively.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenue:
Product licenses	$30,529	$32,784	$29,821	$23,345	$26,793
Recurring services	76,672	51,113	44,258	29,359	31,266
Professional and education services	29,859	19,335	16,567	16,515	14,047

Total revenue	137,060	103,232	90,646	69,219	72,106
Cost of Revenue:
Product licenses	2,197	1,751	1,816	2,206	2,118
Recurring services	24,119	11,239	6,575	3,884	4,689
Professional and education services	29,223	19,560	16,680	15,995	15,041

Total cost of revenue	55,539	32,550	25,071	22,085	21,848

Gross Profit	81,521	70,682	65,575	47,134	50,258
Operating Expenses:
Research and development	24,963	21,517	18,481	16,209	17,928
Sales and marketing	44,397	30,909	29,396	29,602	31,400
General and administrative	18,211	12,952	11,231	7,742	9,265
Restructuring charge (benefit)	(59)	(62)	885	3,570	(10,346)

Total operating expenses	87,512	65,316	59,993	57,123	48,247

Income (loss) from operations	(5,991)	5,366	5,582	(9,989)	2,011
Interest and other income, net	2,237	1,712	219	395	176

Income (loss) before provision (benefit) for income taxes	(3,754)	7,078	5,801	(9,594)	2,187
Provision (benefit) for income taxes	433	(2,617)	32	(50)	(255)

Net income (loss)	$(4,187)	$9,695	$5,769	$(9,544)	$2,442

Basic net income (loss) per share	$(0.03)	$0.08	$0.05	$(0.12)	$0.03

Diluted net income (loss) per share	$(0.03)	$0.08	$0.05	$(0.12)	$0.03

Basic weighted average common shares outstanding	127,528	115,280	109,446	79,252	71,798

Diluted weighted average common shares outstanding	127,528	120,096	111,345	79,252	73,678

Consolidated Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Cash, cash equivalents and short-term marketable securities	$50,879	$31,223	$33,569	$26,507	$41,584
Long-term marketable securities	1,062	—	—	4,001	—
Total assets	177,719	149,981	92,765	97,803	67,360
Total deferred revenue	46,354	24,209	21,113	25,355	14,915
Long-term obligations, less current maturities	—	—	63	112	—
Total stockholders’ equity	$107,097	$105,074	$50,160	$42,185	$20,937

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We develop and market a comprehensive suite of e-commerce software products, as well as provide related services in conjunction with our products, including support and maintenance, professional services, managed application hosting services, eStara e-commerce optimization services solutions for enhancing online sales and support. We primarily derive revenue from the sale of software products and related services. Our software licenses are priced based on the size of the customer implementation. Services revenue is derived from fees for recurring services, professional services and education services. Our recurring services revenue is comprised of managed application hosting services, eStara e-commerce optimization service solutions and support and maintenance. Managed application hosting revenue is recognized monthly as the services are provided based on a per transaction, per CPU or percent of customer’s revenue basis. eStara e-commerce optimization service solutions are priced on a per transaction basis and recognized monthly as the services are provided. Support and maintenance arrangements are priced based on the level of support services provided as a percent of net license fees per annum. Under support and maintenance services, customers are generally entitled to receive software upgrades and updates, maintenance releases and technical support. Professional and educational service revenue includes implementation, custom application development, technical consulting and educational training. We bill professional service fees primarily on a time and materials basis. Education services are billed as services are provided.

Shift to increasing ratably recognized revenue

Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and was recognized at the time the license agreement was executed and delivery of the software occurred provided that the other criteria of revenue recognition was met. Beginning in the first quarter of 2007, a significant number of our perpetual software licenses also included the sale of our eStara e-commerce optimization services solutions or managed application hosting services. As a result of applying the requirements of U.S. generally accepted accounting principles (“GAAP”) to our evolving business model, the revenue from an increasing number of our arrangements is being recognized on a ratable basis over the estimated term of the contract or arrangement.

The addition of eStara e-commerce optimization services and managed application hosting services solution offerings introduced new products in our portfolio for which we do not have vendor specific objective evidence of fair value. As a result, when we sell eStara e-commerce optimization services solutions and managed application hosting services in conjunction with e-commerce software, we defer all fees incurred prior to the delivery of the service solutions and recognize the fees as revenue ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement.

In the longer term, we expect this transition to result in greater stability and predictability in our revenues, and a pattern of growth in our total GAAP revenue over any current period that is more reflective of our level of business activity in that period. In the interim, however, the effect of this shift in our business model has been to adversely affect our near term revenue growth and net income.

Key measures that we use to evaluate our performance:

The change to our business model has required our management to re-consider the measures that we use to evaluate our business results. In addition to the traditional measures of financial performance that are reflected in our results of operations determined in accordance with GAAP, we also monitor certain non-GAAP financial measures of the performance of our business. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations. Among the GAAP and non-GAAP measures that we believe are most important in evaluating the performance of our business are the following:

•	We use net income and gross margins on our recurring services revenue and professional services and education services revenue, to measure our success at meeting cash and non-cash cost and expense targets in relation to revenue earned.

•	We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as product license revenue as reported on our statement of operations plus the contract value of licenses executed in the current period less revenue that was recognized from licenses executed in prior periods. We believe that this measure provides us with an indication of the amount of new software license business that our direct sales team has added in the period. Product license revenue associated with a particular transaction may be deferred for reasons other than the presence of a managed application hosting or eStara e-commerce optimization solutions arrangement, such as the presence of credit risk or other contractual terms that, under GAAP, require us to defer the recognition of revenue. The deferred revenue for such a transaction may be recognized in a single future period when the conditions that originally required deferral have been resolved, rather than ratably. We include all additions to deferred product license revenue in our calculation of product license bookings.

•	We use cash flow from operations as an indicator of the success of the business. Because a significant portion of our revenue is deferred, in the near term our net income may be significantly different from the cash that we generate from operations. Cash flow from operations is typically higher in the quarters following our seasonally stronger product license bookings quarters, which have historically been the fourth and second quarters.

•	We use recurring services revenue, as reported on our statement of operations, to evaluate the success of our strategy to deliver site-independent online services and the growth of our ratable revenue sources. We expect that recurring services revenue will continue to increase as a percentage of total revenue in future periods. Recurring services revenue includes eStara e-commerce optimization services solutions, application hosting services and support and maintenance related to ATG e-commerce platform sales.

•	We use days sales outstanding (“DSO”), calculated by dividing accounts receivable in the period by revenue and multiplying the result by the number of days in the period. We also use a modified DSO that adjusts our revenue by the change in deferred revenue during the period to provide us with a more accurate picture of the strength of our accounts receivables and related collection efforts. The percentage of accounts receivable that are less than 60 days old is an important factor that our management uses to understand the strength of our accounts receivable portfolio. This measure is important because a disproportionate percentage of our product license bookings often occurs late in the quarter, which has the effect of increasing our DSO and modified DSO.

Trends in On-Line Sales and our Business

Set forth below is a discussion of recent developments in our industry that we believe offer us significant opportunities, present us with significant challenges, and have the potential to significantly influence our results of operations.

Trend in on-line sales.  The growth of e-commerce as an important sales channel is the principal driver for demand for our products and services. According to Forrester Research and Gartner, e-commerce sales grew 21% to $175 billion in 2007 and they are projected to grow to $335 billion by 2012. Online holiday sales grew 19% in 2007, five times the rate of growth for offline stores. As online sales continue to outpace store growth and the importance of this channel grows, we believe that retailers require more sophisticated e-commerce solutions in order to stay competitive on-line and increase conversion rates, order size and revenue.

E-commerce “replatforming.”  Enterprises periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. In the e-commerce software industry, we refer to these major system upgrades or replacements as “replatforming.” We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every five years. In large part due to the increased significance of the on-line sales channel, industry analysts believe that e-commerce is currently in a period of increased replatforming activity, with increased corporate spending on e-commerce solutions across many of our markets.

Emergence of the “on demand” model of Software as a Service.  An important trend throughout the enterprise software industry in recent years has been the emergence of “Software as a Service”, or SaaS. SaaS is a software delivery model whereby a software vendor that has developed a software application hosts and operates it for use by its customers over the Internet. The emergence of SaaS has been driven by customers’ desire to reduce the costs of owning and operating critical applications software, while shifting the risks and burdens associated with operating and maintaining the software to the software vendor, enabling the customer to focus its resources on its core business.

Rapidly evolving and increasingly complex customer requirements.  The market for e-commerce solutions is constantly and rapidly evolving, as we and our competitors introduce new and enhanced products, retire older ones, and react to changes in Internet-related technology and customer demands, coalescence of product differentiators, product commoditization and evolving industry standards. To succeed, we need to enhance our current products and develop new products on a timely basis to keep pace with market needs, satisfy the increasingly sophisticated requirements of customers and leverage strategic alliances with third parties in the e-commerce field who have complementary products.

International expansion.  We have seen an increase in sales and pipeline growth in Europe and India. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.

Competitive trend.  The market for online sales, marketing and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. See Item 1, Business, for a more detailed discussion of our competition.

Recent Events

On February 5, 2008, we acquired CleverSet for approximately $10 million in cash, before adjustments. CleverSet is a provider of automated personalization engines used to optimize e-commerce experiences by presenting visitors with relevant recommendations and information. CleverSet’s next-generation technology has been shown to significantly lift e-commerce revenue by increasing conversion rates and order size. We will offer these services under our eStara brand. We are currently determining the allocation of the purchase price based on the estimated fair values of assets and liabilities as of the acquisition date. We expect CleverSet to be dilutive to our earnings in 2008.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for accounts receivable, research and development costs, the impairment of long-lived assets and goodwill, income taxes and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Definitions

We define our “critical accounting policies” as those that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations or that concern the specific manner in which we apply GAAP. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

Revenue Recognition

We generate revenue through the sale of product software licenses and related support and maintenance services, eStara e-commerce optimization services solutions, application hosting services and professional services. Please refer to the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for a more comprehensive discussion of our revenue recognition policy. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

Persuasive evidence of an arrangement — We use a legally binding contract signed by the customer as evidence of an arrangement. We consider the signed contract to be the most persuasive evidence of the arrangement.

Delivery has occurred or services rendered — Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. Our software license agreements generally do not contain conditions for acceptance. Our eStara e-commerce optimization services solutions and application hosting services are delivered on a monthly basis. Professional services are generally delivered on a time and material basis.

Price is fixed or determinable — We assess whether a price is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services. Our standard payment terms are primarily net 30 days.

Significant judgment is involved in assessing whether a fee is fixed or determinable. We must also make judgments when assessing whether a contract amendment constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract terms without providing concessions on licenses, revenue from licenses would be required to be recognized when cash is received. Such a change could have a material impact on our results of operations.

Collection is probable — We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of the cash payment. Our experience has been that we are generally able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any arrangement, revenue from the elements of an arrangement would be recognized upon the receipt of cash payment unless other revenue recognition criteria are not met. Such a change could have a material impact on our results of operations.

Generally we enter into arrangements that include multiple elements. Such arrangements may include sales of software licenses and related support and maintenance services in conjunction with application hosting services, eStara e-commerce optimization services solutions or professional services. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once the revenue recognition criteria for the entire arrangement have been met or over the period that our obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, revenue is allocated to the separate elements based on vendor specific objective evidence (“VSOE”) of fair value and recognized separately for each element when the applicable revenue recognition criteria for each element have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

Recording revenue from arrangements that include application hosting services require us to estimate the estimated life of the customer arrangement. Pursuant to the application of relevant GAAP literature, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, our arrangements with application hosting services are accounted for as one unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the estimated life of the customer arrangement. Based on our historical experience with our customers, we estimate the life of the typical customer arrangement to be approximately four years.

Our VSOE of fair value for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE of fair value for support and maintenance is generally based upon our history of charging our customers stated annual renewal rates. VSOE of fair value for professional services is generally based on the price charged when the services are sold separately. Annually, we evaluate whether or not we have maintained VSOE of fair value for support and maintenance services and professional services. We have concluded that we have maintained VSOE of fair value for both support and maintenance services and professional services because the majority of our support and maintenance contract renewal rates and professional service rates per personnel level fall in a narrow range of variability within each service offering.

For multiple element arrangements, VSOE of fair value must exist to allocate the total arrangement fee among all delivered and undelivered elements of a perpetual license arrangement. If VSOE of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered.

In certain instances, we sell perpetual software licenses with application hosting services and eStara e-commerce optimization services solutions. We do not have VSOE of fair value for any of these elements. In these situations all elements in the arrangement for which we receive up-front fees, which typically includes perpetual software fees, support and maintenance fees and set-up and implementation fees, are recognized as revenue ratably over the period of providing the application hosting service or eStara e-commerce optimization services solutions. We allocate and classify revenue in our statement of operations based on our evaluation of VSOE of fair value, or a proxy of fair value thereof, available for each applicable element of the transaction. We generally base our proxy of fair value on arms-length negotiations for the contracted elements. This allocation methodology requires judgment and is based on our analysis of our sales transactions.

Allowances for Accounts Receivable

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. We monitor collections and payments from our customers and determine the allowance based upon historical experience and specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Generally, we record allowances to revenue based on past credit memo history in the professional services business.

Research and Development Costs

We account for research and development costs for our software products that we license to our customers in accordance with SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Costs incurred to develop software applications used in our eStara e-commerce optimization services solutions are accounted for in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expenses as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met.

Our research and development efforts during 2007 related to our eStara e-commerce optimization services were primarily maintenance and data conversion costs. We did not capitalize any research and development costs during 2007.

Impairment or Disposal of Long Lived Assets, including Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if impairment exists. No impairment of goodwill resulted from our evaluation of goodwill in any of the fiscal years presented, however these impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets quarterly and adjust the amount of such allowance, if necessary. At December 31, 2007 and 2006, we have provided a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realizability of these assets.

On January 1, 2007 we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which did not result in a material adjustment in the liability for unrecognized income tax contingencies. The total net liability for uncertain tax positions was $0.5 million as of December 31, 2007. If these tax positions were settled in our favor these liabilities would be reversed and lower our effective tax rate in the period recorded.

Stock-Based Compensation Expense

Since January 1, 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of our underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

Results of Operations

The following table sets forth statement of operations data as a percentages of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Revenue:
Product licenses	22%	32%	33%
Recurring services	56%	50%	49%
Professional and education services	22%	18%	18%

Total revenue	100%	100%	100%
Cost of Revenue:
Product licenses	2%	2%	2%
Recurring services	18%	11%	7%
Professional and education services	21%	19%	19%

Total cost of revenue	41%	32%	28%

Gross Profit	59%	68%	72%
Operating Expenses:
Research and development	18%	21%	20%
Sales and marketing	33%	30%	33%
General and administrative	13%	12%	12%
Restructuring charge (benefit)	0%	0%	1%

Total operating expenses	64%	63%	66%

Income (loss) from operations	(5)%	5%	6%
Interest and other income, net	2%	2%	0%

Income (loss) before provision (benefit) for income taxes	(3)%	7%	6%
Provision (benefit) for income taxes	0%	(2)%	0%

Net income (loss)	(3)%	9%	6%

The following table sets forth gross margin on product license revenue, recurring services revenue and professional and education services revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Cost of product license revenue	7%	5%	6%
Gross margin on product license revenue	93%	95%	94%
Cost of recurring services revenue	31%	22%	15%
Gross margin on recurring services revenue	69%	78%	85%
Cost of professional and education services revenue	98%	101%	101%
Gross margin on professional and education services revenue	2%	(1)%	(1)%

Years ended December 31, 2007, 2006 and 2005

Revenues

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Total revenue	$137,060	$103,232	$90,646

Total revenue increased $33.8 million, or 33%, to $137.1 million for 2007 from $103.2 million for 2006, as a result of the acquisition of eStara in October 2006 which contributed revenue of $26.0 million in 2007 and to growth in professional and educational services revenue of $10.5 million. Partially offsetting the increase was a decrease in product license revenue of $2.3 million that was directly a result of the change in our business model requiring us to defer all revenue recognition for fees received up front when software licenses are sold in conjunction with managed application hosting services and or eStara e-commerce optimization services.

Total revenue increased 14% to $103.2 million for 2006 from $90.6 million for 2005, due to increases in product license revenue of $3.0 million, managed application hosting revenue of $1.8 million and professional service revenue of $2.6 million. Additionally, the fourth quarter of 2006 included $4.7 million of revenue attributable to the eStara acquisition.

Revenue generated from international customers increased to $43.4 million, or 32% of total revenue compared to 25% and 24% of revenue in the years ended December 31, 2006 and 2005, respectively.

No single customer accounted for 10% or more of total revenue for the years ended December 31, 2007, 2006 or 2005.

We expect full year 2008 revenues in the range of $159 million to $165 million.

Product License Revenue

	Years Ended December 31,
	2007	2006	2005

Product license revenue	$30,529	$32,784	$29,821
As a percent of total revenue	22%	32%	33%

Product license revenue decreased 7%, to $30.5 million, for 2007 from $32.8 million in 2006. Product license revenue increased 10% to $32.8 million for 2006 from $29.8 million for 2005. The decrease for 2007 is due to deferrals of license revenue related to multiple element transactions in which we are hosting the software or providing e-commerce optimization service solutions. This license revenue will be recognized ratably over the term or life of the arrangement. Partially offsetting this impact is the recognition of $1.3 million in product license revenue which was deferred in prior periods. Product license revenue generated from international customers increased 37% to $12.3 million for 2007 from $9.0 million in 2006.

Product license revenue increased 10% to $32.8 million for 2006 from $29.8 million for 2005. The increase for 2006 is due to increased demand for our e-commerce product suite due to an improvement in the overall e-commerce market. Product license revenue generated from international customers increased 22% to $9.0 million in 2006 from $7.4 million for 2005 due to the development of several new international customers.

Product license revenue as a percentage of our total revenue declined to 22% in 2007 from 32% in 2006 and 33% in 2005. This change in revenue mix is due in part to the introduction in late 2006 of new services, such as our eStara e-commerce optimization services, that are recognized ratably and included in our recurring services revenue. The change in revenue mix is also a result of the change in our business model described above, that has resulted in an increased percentage of our software license revenue being recognized ratably. We expect that this percentage will increase over time as deferred product license revenue is recognized in future periods.

We expect that this transition in our revenue mix to continue in the near term. Although the diversity of our customers’ preferences regarding delivery models and business terms and the broad range of our products and services makes it challenging to predict the rate of this transition from quarter to quarter, we expect the percent of our product license revenue that is recognized ratably to increase throughout 2008 to approximately 50% on average for the year. We expect full year 2008 product license revenues to increase approximately 18-28% from 2007.

Product license bookings

Product License Bookings is a non-GAAP term that we define as product license revenue as reported in our statement of operations plus the net change in deferred product license revenue during the period. We believe that this measure provides us with a comparable result of the amount of new business that our direct sales team has added in the period. The following table summarizes our product license bookings for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Product license revenue	$30,529	$32,784	$29,821
Increase in product license deferred revenue	14,166	505	—
Product license deferred revenue recognized	(1,283)	(477)	—

Product license bookings	$43,412	$32,812	$29,821

We expect full year 2008 product license bookings to increase approximately 10-20% from 2007.

Recurring services revenue

	Years Ended December 31,
	2007	2006	2005

Support and maintenance	$41,923	$39,303	$38,942
eStara e-commerce optimization services	25,980	4,690	—
On demand	8,769	7,120	5,316

Total recurring services revenue	$76,672	$51,113	$44,258

As a percent of total revenue	56%	50%	49%

Our recurring services revenue increased 50% to $76.7 million in 2007 from $51.1 million in 2006, as follows:

•	Support and maintenance revenue increased 7% to $41.9 million in 2007 from $39.3 million in 2006. The increase is due to growth in our installed base of ATG e-commerce software attributable to the increase in product license bookings partially offset by approximately $1.1 million of revenue that was deferred due to arrangements that were sold in conjunction with application hosting services or eStara e-commerce optimization services.

•	eStara e-commerce optimization services revenue increased to $26.0 million in 2007 from $4.7 million in 2006. Revenues in 2007 included the full year’s results of eStara, which we acquired in October 2006, and represented 34% of total recurring service revenue for 2007 compared with 9% in 2006.

•	On demand revenue, which represents revenue from arrangements in which we sold our ATG e-commerce software as a service on a hosted basis, increased 23% to $8.8 million for 2007 from $7.1 million for 2006.

Our recurring services revenue increased 16% to $51.1 million in 2006 from $44.3 million in 2005, as follows:

•	Support and maintenance revenue increased 1%, to $39.3 million, in 2006 from $38.9 million in 2005. The increase is due to growth in our installed base of ATG e-commerce software.

•	eStara e-commerce optimization services revenue increased to $4.7 million in 2006 from a base of zero in 2006 as a result of our acquisition of eStara in October 2006, and represented 9% of total recurring revenue in 2006.

•	On demand revenue increased 42% to $7.1 million in 2006 from $5.3 million in 2005 due to an increase of customers using our managed application hosting services.

Recurring services revenue as a percent of total revenue increased to 56% in 2007, from 50% in 2006 and 49% in 2005, consistent with the change in our business model described above. We expect our recurring services revenue as a percentage of total revenue to increase in the future. We expect full year 2008 recurring services revenue to increase approximately 23-24% from 2007, which includes approximately 10% growth in support and maintenance and approximately 35-45% growth in eStara and ATG On Demand.

Professional and educational services revenue

	Years Ended December 31,
	2007	2006	2005

Professional services	$27,236	$17,634	$15,046
Education	2,623	1,701	1,521

Total professional & education services revenue	$29,859	$19,335	$16,567

As a percent of total revenue	22%	18%	18%

Professional and education services revenue increased 54% to $29.9 million in 2007 from $19.3 million in 2006, and increased as a percentage of total revenue to 22% in 2007 from 18% in 2006, as follows:

•	Professional services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. Professional services revenue increased 55% to $27.2 million in 2007 from $17.6 million in 2006, due to an increase in implementation activity associated with growth in our product license bookings in 2007, partially offset by the deferral of revenue for services related to managed application hosting and e-commerce optimization arrangements that will be recognized ratably once the services commence.

•	Education revenue, which consists primarily of training of customer personnel, consultants and strategic partners on the use of our products and services, increased 54% to $2.6 million in 2007 from $1.7 million in 2006. The increase is a result of an increased focus on developing our partner and consultant practices.

Professional and educational services revenue increased 17% to $19.3 million in 2006 from $16.6 million in 2005, and represented 18% of total revenue in both 2006 and 2005. The increase in professional services revenue was driven by the following:

•	Professional services revenues increased 17% to $17.6 million in 2006 from $15.0 million in 2005. The increase was a result of growth and product license bookings during 2006.

•	Education revenue increased 12% to $1.7 million in 2006 from $1.5 million in 2005.

International professional and educational service revenue increased to $7.8 million in 2007 from $3.8 million in 2006 and $3.3 million in 2005. Based on our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, we are increasingly focusing on testing and certifying partners rather than continuing to grow our professional services business. For this reason, we expect minimal growth in professional services revenue for the full year of 2008.

Cost of Product License Revenues

	Years Ended December 31,
	2007	2006	2005

Cost of product license revenue	$2,197	$1,751	$1,816
As a percent of license revenue	7%	5%	6%
Gross margin on product license revenue	$28,332	$31,033	$28,005
As a percent of license revenue	93%	95%	94%

Cost of product license revenue includes salary, benefits and stock-based compensation costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired developed technology.

Cost of product license revenue increased 26% to $2.2 million in 2007 from $1.8 million for 2006. Gross margin on product license revenue was 93%, or $28.3 million, in 2007 compared to 95%, or $31.0 million, in 2006. The increase in the cost of product license revenue and decrease in gross margin for 2007 was driven by an increase in royalty costs due to the mix of products sold and the decrease in product license revenue due to increased deferrals of product license revenue that will be recognized ratably in future periods.

Cost of product license revenue was $1.8 million in 2006 and 2005. Gross margin on product license revenue was 95%, or $31.0 million, in 2006 compared to 94%, or $28.0 million in 2005. The increase in product license gross margin for 2006 is attributable to higher product license revenue, partially offset by an increase in royalties.

We expect full year 2008 gross margin on product license revenue to approximately be 90% to 93% of product license revenue.

Cost of Recurring Services Revenue

	Years Ended December 31,
	2007	2006	2005

Cost of recurring services revenue	$24,119	$11,239	$6,575
As a percent of recurring services revenue	31%	22%	15%
Gross margin on recurring services revenue	$52,553	$39,874	$37,683
As a percent of recurring services revenue	69%	78%	85%

Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the eStara acquisition and royalties paid to vendors whose technology is incorporated into the software we use to provide recurring service products. When we perform professional consulting and implementation services in connection with on demand application hosting arrangements, we generally defer the cost of our implementation and set-up activities and amortize these to cost of revenue ratably over the estimated life of the arrangement once the hosting services commence. We deferred an aggregate of $3.1 million of set-up and implementation costs in 2007.

Cost of recurring services revenue increased 114% to $24.1 million in 2007 from $11.2 million in 2006. Gross margin on recurring services revenue was 69%, or $52.6 million, in 2007 compared to 78%, or $39.9 million, in 2006. The increase in cost of recurring services and the resulting decline in gross margin on recurring services in 2007 was due to direct costs associated with eStara e-commerce optimization services for a full year and to the amortization of intangible assets associated with the acquisition of eStara in the fourth quarter of 2006.

Cost of recurring services revenue increased 71% to $11.2 million in 2006 from $6.6 million in 2005. Gross margin on recurring services revenue was 78%, or $39.9 million, in 2006 and 85%, or $37.7 million, in 2005.

We expect full year 2008 gross margin on recurring services revenue to be 66% to 68% of recurring services revenue.

Cost of Professional and Education Services Revenues

	Years Ended December 31,
	2007	2006	2005

Cost of professional and education services revenue	$29,223	$19,560	$16,680
As a percent of professional and education services revenue	98%	101%	101%
Gross margin on professional and education services revenue	$636	$(225)	$(113)
As a percent of professional and education services revenue	2%	(1)%	(1)%

Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.

Cost of professional and education services revenue increased 49% to $29.2 million in 2007 from $19.6 million in 2006. Gross margin on professional and education services revenue was 2%, or $0.7 million in 2007 compared to (1)%, or $(0.2) million in 2006. The increase in cost of professional and education services in 2007 was driven by an increase in labor related costs for professional services due to growth in our professional services organization in respect to increased demand for implementation services resulting from higher product license bookings in 2007 compared to 2006.

Cost of professional and education services revenue increased 17% to $19.6 million in 2006 from $16.7 million in 2005. Gross margin on professional and education services revenue was (1)%, or $(0.2) million, in 2006 compared to (1)%, or $(0.1) million, in 2005. The increased cost of professional and education services revenue in 2006 was due to higher professional services salaries and salary related expenses of $1.3 million due to growth in our headcount, including stock-based compensation expense of $0.3 million related to our adoption of SFAS 123R in 2006.

We expect full year 2008 gross margin on professional and eduction services revenue to approximate 5-10% of professional and education services revenue.

Research and Development Expenses

	Years Ended December 31,
	2007	2006	2005

Research & development expenses	$24,963	$21,517	$18,481
As a percent of total revenue	18%	21%	20%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date, all of our software development costs have been expensed as research and development in the period incurred.

Research and development expenses increased 16% to $25.0 million in 2007 from $21.5 million in 2006 and decreased as a percentage of revenue to 18% from 21%. The increase in research and development spending was due to a full year of expenses related to eStara which was acquired in the fourth quarter of 2006.

Research and development expenses increased 16% to $21.5 million in 2006 from $18.5 million in 2005 and increased as a percentage of revenue to 21% from 20%. The increase was due to an increase in outsourcing services of $1.6 million, eStara research and development costs of $0.3 million and stock-based compensation expense of $0.9 million related to our adoption of SFAS 123R in 2006.

We expect full year 2008 research and development expense will be approximately 19% of total revenue.

Sales and Marketing Expenses

	Years Ended December 31,
	2007	2006	2005

Sales and marketing expenses	$44,397	$30,909	$29,396
As a percent of total revenue	33%	30%	33%

Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.

Sales and marketing expenses increased 44% to $44.4 million in 2007 from $30.9 million in 2006, and increased as a percentage of total revenue to 33% from 30%. The increase was due to an increase in cost of $8.9 million related to the eStara acquisition, a $2.4 million increase in commission expense related to higher product license bookings and increased spending on marketing programs.

We generally recognize commission expense upon contract execution. This policy has the effect of increasing sales and marketing expense as a percentage of total revenue when revenue is deferred and recognized ratably. As a result, another consequence of our change in business model is that in the near term our sales and marketing expenses are likely to grow at a rate that exceeds the rate of growth in our product license revenue.

Sales and marketing expenses increased 5% to $30.9 million in 2006 from $29.4 million in 2005, and decreased as a percentage of total revenue to 30% from 33%. The increase in sales and marketing expense was due to the inclusion of eStara expenses of $2.0 million, including amortization of acquired intangibles for customer relationships and stock-based compensation expense related to the adoption of SFAS 123R in 2006. The decrease as a percentage of total revenue was due to faster growth in revenue than in sales and marketing expenses driven by a $1.9 million decline in outside marketing services.

We expect that full year 2008 sales and marketing expense will be approximately 33% of total revenue.

General and Administrative Expenses

	Years Ended December 31,
	2007	2006	2005

General and administrative expenses	$18,211	$12,952	$11,231
As a percent of total revenue	13%	12%	12%

General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.

General and administrative expenses increased 41% to $18.2 million in 2007 from $13.0 million in 2006, and increased as a percentage of total revenue to 13% from 12%.

General and administrative expenses increased 15% to $13.0 million in 2006 from $11.2 million in 2005, and represented 12% of total revenue in 2006 compared to 12% in 2005.

The increases in 2007 of $5.2 million was attributable to the inclusion of a full year’s results for eStara in 2007. eStara contributed $3.3 million of general and administrative expenses to 2007 compared to $0.7 million in 2006. Salaries and other related costs, including stock-based compensation, in general and administrative expenses increased $2.3 million in 2007, which includes $1.8 million related to eStara. In 2007 we incurred $1.4 million in general and administrative expenses related to remedial actions taken to correct two material weaknesses in our internal control over financial reporting identified at December 31, 2006, including outside service fees and other one-time costs. This increase in general and administrative expenses included $0.3 million for one-time projects that we do not expect to recur in 2008.

The increase in 2006 of $1.7 million was attributable to the acquisition of eStara in the fourth quarter of 2006. eStara contributed $0.7 million of general and administrative expenses to 2006. In addition, the increase in 2006 is also due to stock-based compensation expense of $1.1 million in 2006 related to our adoption of SFAS 123R in 2006.

For 2007, 2006 and 2005, general and administrative expenses as a percentage of total revenue were 13%, 12% and 12%, respectively. The increase is primarily attributable to an increase in external professional services.

We expect that full year 2008 general and administrative expenses will be approximately 11% of total revenue.

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated by the Black-Scholes option pricing model and is recognized ratably over the employee’s service period.

The adoption of SFAS 123R on January 1, 2006 had the following impact on the years ended December 31:

•	2007 operating loss before taxes and net loss were higher by $4.2 million and basic and diluted loss per share were higher by $0.03, respectively;

•	2006 operating profit before taxes and net income were lower by $3.6 million and basic and diluted earnings per share were lower by $0.04 and $0.03, respectively;

than if we had continued to account for share based compensation under APB 25. In 2007, we issued 2.4 million shares of restricted stock and restricted stock units to our employees and board members. We expect to use restricted stock and restricted stock units regularly in the future. Stock compensation expense related to restricted stock and restricted stock unit awards made to employees and non-employee directors was $1.6 million, $0.2 million and $0.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $12.9 million, which will be recognized over a weighted average period of approximately 2.0 years.

Restructuring

In 2005 and prior years, we implemented restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we took. When circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. As of December 31, 2007, we had restructuring accruals of $1.1 million. We recorded net restructuring benefits of $0.1 million in each of 2007 and 2006 and net restructuring charges of $0.9 million in 2005. For detailed information about our restructuring activities and related costs and accruals, see Note 10 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Interest and Other Income, Net

Interest and other income, net increased to $2.2 million in 2007 from $1.7 million in 2006. The increase was primarily due to an increase in interest income resulting from our higher average cash and investment balances and foreign currency exchange gains due to continuing weakness in the U.S. dollar versus the U.K. Pound Sterling and the Euro. Cash, cash equivalents and marketable securities increased $20.9 million in 2007 to $51.9 million at December 31, 2007.

Interest and other income, net increased to $1.7 million in 2006 from $0.2 million in 2005. The increase is primarily due to foreign exchange gains in 2006 compared to losses in 2005, together with higher interest income in 2006 compared to 2005.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2007, we recorded an income tax provision of $0.4 million. This relates to earnings in certain of our foreign subsidiaries as well as interest and penalties related to certain tax positions. In 2006, we recorded a tax benefit of $2.6 million related to reversing certain tax reserves in foreign locations that were no longer required due to closed tax years under audit and the expiration of the statute of limitations at certain foreign jurisdictions.

We recorded minimal Federal income taxes in 2007 and no Federal income taxes in 2006 and 2005 due to taxable operating losses and the use of net operating loss carryforwards. In addition, we had no foreign income taxes in 2006 due to taxable operating losses in certain foreign locations in 2006 and the use of net operating loss carryforwards.

As a result of historical net operating losses incurred and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance against our net operating loss carryforwards, research and development credit carryforwards and other net deferred tax assets. The primary differences between book and tax income for 2006 are the amortization of capitalized research and development expenses and payments on lease restructuring reserves, partially offset by SFAS 123R stock compensation expenses. We adopted

FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 without a material impact to the financial statements.

eStara Acquisition

In October 2006, we acquired all of the outstanding shares of common stock of eStara, Inc. (“eStara”). The aggregate purchase price was approximately $49.8 million, which consisted of $39.2 million of our common stock, $2.2 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services and a transaction bonus to eStara employees of $4.8 million, and $3.6 million in cash paid lieu of issuing ATG common stock to non accredited investors. We issued approximately 14.6 million shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. In addition, we issued 0.3 million shares of restricted stock, which is being recognized as stock-based compensation expense over the vesting term. In the preliminary allocation of the purchase price the excess of the purchase price over the net assets acquired resulted in goodwill of $32.1 million.

As required by the merger agreement, in 2007 we recorded contingent consideration of $2.0 million for earn-out payments to eStara stockholders and employees as a result of eStara generating revenue in excess of $25 million but less than $30 million in 2007. The earn-out payments were made in cash in March 2008 and consisted of $0.6 million for stockholders and $1.4 million for employees. The payments to stockholders were recorded as additional purchase price, and the amounts paid to employees were accounted for as compensation expense as it relates to amounts paid to eStara employee stockholders in excess of that paid to non-employee stockholders.

Liquidity and Capital Resources

Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity at December 31, 2007 were our cash, cash equivalents, and short and long-term marketable securities of $51.9 million.

Cash provided by operating activities was $26.3 million in 2007.

•	Although we incurred a net loss of $4.2 million, it included non-cash expenses for depreciation and amortization of $7.9 million, and stock-based compensation expense of $5.8 million.

•	Deferred revenue increased $22.1 million during the year. Most of the invoices related to this deferred revenue were collected in 2007 and therefore increased our cash flow from operations. Under applicable revenue recognition rules, a portion of this amount was not recognized as revenue in 2007 as discussed earlier, thereby lowering our net income.

•	Accounts receivable increased $5.6 million, or 17.0% in 2007. The increase in accounts receivable is due to a 33%, or $33.8 million, increase in revenue and a $12.9 million increase in product license deferred revenue partially offset by collections of outstanding accounts receivable balances.

•	Accrued expenses increased $4.1 million in 2007 due to higher operating expenses in 2007. We will be required to pay cash in future periods for these expenses that were recorded in 2007.

•	We deferred $3.1 million of costs related to the implementation of customer websites during 2007. Deferring these costs has the effect of a cash outflow in 2007 that will be recorded as expense in future periods.

Net cash used in investing activities in 2007 was $9.9 million, which consisted of $4.8 million of capital expenditures, primarily computer equipment and software for the on demand business, $4.2 million in net purchases of marketable securities, and $0.8 million in payments for the eStara acquisition.

Net cash used in financing activities was minimal in 2007. Financing activities consisted primarily of $2.9 million in proceeds from exercised stock options and the employee stock purchase plan, offset by $2.9 million in repurchases of our common stock. On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the year ended December 31, 2007, we repurchased 986,960 of shares of our common stock at a cost of $2.9 million. We have authorization to expend an additional $17.1 million under this program as of December 31, 2007.

We believe that our balance of $51.9 million in cash, cash equivalents and marketable securities at December 31, 2007, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

We have made the following disbursements in 2008 related to current and prior business acquisitions: we paid approximately $9 million in February 2008 in connection with the CleverSet acquisition and we paid $2 million in March 2008 in contingent consideration related to the eStara acquisition.

Accounts Receivable and Days Sales Outstanding

Our accounts receivable balance and days sales outstanding and modified days sales outstanding for the fourth quarter ended December 31, 2007 and 2006 were as follows:

	Quarter Ended December 31,
	2007	2006
	(Dollar amounts in thousands)

Days sales outstanding	93	97
Revenue	$39,326	$32,207
Accounts receivable, net	$40,443	$34,554
Modified days sales outstanding	82	89
Percent of accounts receivable less than 60 days	88%	86%

We evaluate our performance on collections on a quarterly basis. As of December 31, 2007, our days sales outstanding decreased from December 31, 2006 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the current and previous quarter.

Credit Facility

At December 31, 2007, we maintained a $20.0 million revolving line of credit with Silicon Valley Bank (the “Bank”), pursuant to an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) dated as of June 13, 2002, which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (7.25% at December 31, 2007). The line of credit is secured by all of our tangible and intangible intellectual and personal property and is subject to financial covenants including profitability and liquidity coverage. As of December 31, 2007, we were in compliance with all covenants in the Loan Agreement, as amended.

While there were no outstanding borrowings under the facility at December 31, 2007, the bank had previously issued letters of credit totaling $2.6 million on our behalf, which were supported by this facility. The letters of credit were issued in favor of various landlords to secure obligations under facility leases pursuant to leases expiring through December 2011. As a result, at December 31, 2007, approximately $17.4 million was available under the facility.

On January 31, 2008, we allowed the credit facility to expire and accordingly, we cash collateralized the $2.6 million in letters of credit with certificates of deposit, which will be reflected on subsequent balance sheets as restricted cash.

Contractual Obligations

On December 31, 2007, our contractual cash obligations, which consist of operating leases and tax obligations, were as follows (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$12,427	$4,668	$4,811	$2,119	$829
Tax obligations	1,968	1,481	—	—	487

	$14,395	$6,149	$4,811	$2,119	$1,316

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b, which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, intangible assets and long-lived assets for impairment and valuing liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has not been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of Statement 159, the adoption of this statement will not have any impact to our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) In-process research and development charges will no longer be recorded. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants and we will continue to use the “simplified” method until we have sufficient data to provide a reasonable estimate of expected term in accordance with SAB 110.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at December 31, 2007 and 2006 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since December 31, 2007.

The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at December 31, 2007 and 2006, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 31, 2007, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(m) to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective transition method. Additionally, as discussed in Note 1(l) to the financial statement, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 11, 2008

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$34,419	$17,911
Marketable securities	16,460	13,312
Accounts receivable, net of reserves of $958 ($447 in 2006)	40,443	34,554
Deferred costs, current	790	—
Prepaid expenses and other current assets	2,741	2,501

Total current assets	94,853	68,278
Property and equipment, net	7,208	5,326
Deferred costs, less current portion	2,337	—
Marketable securities	1,062	—
Other assets	1,475	1,036
Intangible assets, net	11,109	16,013
Goodwill	59,675	59,328

	$177,719	$149,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,619	$2,607
Accrued expenses	19,082	15,791
Deferred revenue, current portion	35,577	23,708
Accrued restructuring, current portion	855	1,213
Capital lease obligations	—	56

Total current liabilities	59,133	43,375
Accrued restructuring, less current portion	225	1,031
Deferred revenue, less current portion	10,777	501
Other liabilities	487	—
Commitments and contingencies (Note 7 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized - 10,000,000 shares; issued and outstanding — no shares	—	—
Common stock, $0.01 par value; authorized — 200,000,000 shares; issued and outstanding — 129,293,221 shares and 127,055,373 shares at December 31, 2007 and 2006, respectively	1,293	1,270
Additional paid-in capital	305,151	296,291
Accumulated deficit	(195,745)	(191,558)
Treasury stock, at cost (986,960 shares at December 31, 2007)	(2,902)	—
Accumulated other comprehensive loss	(700)	(929)

Total stockholders’ equity	107,097	105,074

	$177,719	$149,981

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue:
Product licenses	$30,529	$32,784	$29,821
Recurring services	76,672	51,113	44,258
Professional and education services	29,859	19,335	16,567

Total revenue	137,060	103,232	90,646
Cost of Revenue:
Product licenses	2,197	1,751	1,816
Recurring services	24,119	11,239	6,575
Professional and education services	29,223	19,560	16,680

Total cost of revenue	55,539	32,550	25,071

Gross Profit	81,521	70,682	65,575
Operating Expenses:
Research and development	24,963	21,517	18,481
Sales and marketing	44,397	30,909	29,396
General and administrative	18,211	12,952	11,231
Restructuring charge (benefit)	(59)	(62)	885

Total operating expenses	87,512	65,316	59,993

Income (loss) from operations	(5,991)	5,366	5,582
Interest and other income, net	2,237	1,712	219

Income (loss) before provision (benefit) for income taxes	(3,754)	7,078	5,801
Provision (benefit) for income taxes	433	(2,617)	32

Net income (loss)	$(4,187)	$9,695	$5,769

Basic net income (loss) per share	$(0.03)	$0.08	$0.05

Diluted net income (loss) per share	$(0.03)	$0.08	$0.05

Basic weighted average common shares outstanding	127,528	115,280	109,446

Diluted weighted average common shares outstanding	127,528	120,096	111,345

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Total	Comprehensive
	Number of	Par	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’	Income
	Shares	Value	Capital	Deficit	Stock	Loss	Equity	(Loss)
Balance, December 31, 2004	108,141,966	$1,081	$249,465	$(207,022)	$—	$(1,339)	$42,185	—
Exercise of stock options	1,751,942	18	1,342	—	—	—	1,360	—
Issuance of common stock in connection with employee stock purchase plan	743,698	7	647	—	—	—	654	—
Comprehensive income:
Net income	—	—	—	5,769	—	—	5,769	$5,769
Foreign currency translation adjustment	—	—	—	—	—	192	192	192

Comprehensive income	—	—	—	—	—	—	—	$5,961

Balance, December 31, 2005	110,637,606	1,106	251,454	(201,253)	—	(1,147)	50,160	—
Exercise of stock options	1,474,897	15	1,535	—	—	—	1,550	—
Issuance of common stock in connection with employee stock purchase plan	327,643	3	658	—	—	—	661	—
Issuance of common stock and valuation of options related to eStara acquisition	14,523,386	145	38,894	—	—	—	39,039	—
Vesting of restricted stock related to the eStara acquisition	45,284	—	120	—	—	—	120	—
Vesting of restricted stock issued under the non-employee director plan	46,557	1	55	—	—	—	56	—
Stock based compensation expense related to employee stock awards	—	—	3,575	—	—	—	3,575	—
Comprehensive income:
Net income	—	—	—	9,695	—	—	9,695	$9,695
Foreign currency translation adjustment	—	—	—	—	—	218	218	218

Comprehensive income	—	—	—	—	—	—	—	$9,913

Balance, December 31, 2006	127,055,373	1,270	296,291	(191,558)	—	(929)	105,074	—
Exercise of stock options	1,622,028	16	2,031	—	—	—	2,047	—
Issuance of common stock in connection with employee stock purchase plan	410,720	4	897	—	—	—	901	—
Vesting of restricted stock related to the eStara acquisition	198,646	2	528	—	—	—	530	—
Vesting of restricted stock issued under the non-employee director plan	6,454	1	231	—	—	—	232	—
Repurchase of common stock	(986,960)	—	—	—	(2,902)	—	(2,902)	—
Stock based compensation expense related to employee stock awards	—	—	5,173	—	—	—	5,173	—
Comprehensive loss:
Net loss	—	—	—	(4,187)	—	—	(4,187)	$(4,187)
Foreign currency translation adjustment	—	—	—	—	—	229	229	229

Comprehensive loss	—	—	—	—	—	—	—	$(3,958)

Balance, December 31, 2007	128,306,261	$1,293	$305,151	$(195,745)	$(2,902)	$(700)	$107,097

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(4,187)	9,695	$5,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,862	5,141	4,180
Stock-based compensation expense	5,843	3,751	—
Non-cash impairment charges	—	—	1,167
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,584)	(9,424)	2,940
Prepaid expense and other current assets	(657)	(1,183)	434
Deferred costs	(3,127)	—	—
Deferred rent	—	562	664
Accounts payable	1,012	(629)	(1,428)
Accrued expenses and other liabilities	4,118	(169)	310
Deferred revenue	22,145	2,417	(4,067)
Accrued restructuring	(1,164)	(2,536)	(6,061)

Net cash provided by operating activities	26,261	7,625	3,908
Cash Flows from Investing Activities:
Purchases of marketable securities	(21,779)	(18,904)	(14,115)
Maturities of marketable securities	17,569	15,101	13,804
Purchases of property and equipment	(4,840)	(4,459)	(1,924)
Payment of acquisition costs	(829)	(7,153)	(1,010)
(Increase) decrease in other assets	(22)	(155)	313

Net cash used in investing activities	(9,901)	(15,570)	(2,932)
Cash Flows from Financing Activities:
Principal payment on notes payable	—	(198)	(413)
Proceeds from the exercise of stock options	2,047	1,537	1,360
Proceeds from employee stock purchase plan	901	661	654
Repurchase of common stock	(2,902)	—	—
Payments on capital leases	(56)	(63)	(55)

Net cash (used in) provided by financing activities	(10)	1,937	1,546
Effect of foreign exchange rate changes on cash and cash equivalents	158	(141)	228

Net increase (decrease) in cash and cash equivalents	16,508	(6,149)	2,750
Cash and cash equivalents, beginning of period	17,911	24,060	21,310

Cash and cash equivalents, end of period	$34,419	$17,911	$24,060

Supplemental Disclosure of Cash Flow information:
Cash paid for interest expense	$—	$11	$18
Cash paid for income taxes	$—	$—	$39
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of stock and options related to acquisitions	$—	$39,039	$—

(1)	Organization, Business and Summary of Significant Accounting Policies

Art Technology Group, Inc. (ATG or the Company) develops and markets a comprehensive suite of e-commerce software products, and provides related services including support and maintenance, education, application hosting, professional services and eStara e-commerce optimization service solutions for enhancing online sales and support.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current period presentation. Such reclasses were not material to the consolidated financial statements.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to revenue recognition, the allowance for doubtful accounts, useful lives of fixed assets and identifiable intangible assets, deferred costs, accrued liabilities, accrued taxes, deferred tax valuation allowances, and assumptions pertaining to share-based payments. Actual results could differ from those estimates.

(c)	Revenue Recognition

ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which is comprised of support and maintenance services, application hosting services and eStara e-commerce optimization service solutions, and (3) professional and education services. ATG sells these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as discussed below (1. Sale of Perpetual Software Licenses, 2. Sale of Application Hosting Agreements, and 3. Sale of eStara e-Commerce Optimization Service Solutions). The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), or Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) applying the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), depending on the nature of the arrangement.

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectibility of the resulting receivable is probable. One of the significant judgments ATG makes related to revenue recognition is evaluating the customer’s ability to pay for the products or services provided. This judgment is based on a combination of factors, including the completion of a credit check or financial review, payment history with the customer and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.

1. Sales of Perpetual Software Licenses

ATG licenses software under perpetual license agreements and applies the provisions of SOP 97-2, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software which is generally through license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s customary payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor-specific objective evidence of fair value of the undelivered elements in the transaction. Substantially all of the

Company’s software license arrangements do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.

In connection with the sale of its software licenses, ATG sells support and maintenance services, which are recognized ratably over the term of the arrangement, typically one year. Under support and maintenance services, customers receive unspecified software product upgrades, maintenance and patch releases during the term, and internet and telephone access to technical support personnel. Support and maintenance is priced as a percent of the net software license fee and is based on the contracted level of support.

Many of the Company’s software arrangements also include professional services for consulting implementation services sold separately under consulting engagement contracts. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under SOP 97-2. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements is recognized as the services are performed on a time and materials basis.

Education revenue, which is recognized as the training is provided to customers, is derived from instructor led training classes either at ATG or the customer location.

For software arrangements with multiple elements, the Company applies the residual method in accordance with SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its vendor specific objective evidence of fair value and subsequently recognized over the period as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. Vendor specific objective evidence of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately and for support and maintenance services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support and maintenance services, professional services, and education. The Company has not established VSOE for its software licenses, application hosting services or e-commerce optimization service solutions. In arrangements that do not include application hosting services or e-commerce optimization service solutions, product license revenue is generally recognized upon delivery of the software products.

2. Sales of Application Hosting Services:

ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing software as a service solution to the customer in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, SAB 104 and EITF 00-21.

In accordance with EITF 00-3, these arrangements are not within the scope of SOP 97-2, and as such, ATG applies the provisions of SAB 104 and EITF 00-21 and accounts for the arrangement as a service contract. Pursuant to EITF 00-21, all elements of the arrangement are considered to be one unit of accounting. The elements in these arrangements generally include set-up and implementation services, support and maintenance services, the monthly hosting service and in certain instances a perpetual software license. All fees received up-front under these arrangements, regardless of the nature of the element, are deferred until the application hosting service commences, which is referred to as the “go live” date. Upon go live, the up-front fees are recognized ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In addition, the monthly application hosting service fee is recognized as the application hosting service is provided.

In connection with these arrangements, the costs incurred for the set-up and implementation of the application hosting environment and software are deferred until commencement of the application hosting service. These costs are amortized to cost of recurring services revenue ratably over the application hosting period, or estimated life of the customer arrangement consistent with the period of recognizing the related revenue under the customer arrangement. Deferred costs include incremental direct costs with third parties and certain internal direct costs, such as direct salary and benefits, related to the set-up and implementation services. The Company deferred total costs of $3.1 million for the year ended December 31, 2007. No such costs were deferred in 2006 or 2005.

3. Sales of eStara e-Commerce Optimization Services Solutions

ATG derives revenue from e-commerce optimization services solutions, which are hosted services that enable customers to increase their volume of sales. eStara e-commerce optimization services solutions are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution that is typically contracted for a one year term. The Company recognizes revenue in accordance with SAB 104, and recognizes revenue on a monthly basis as the service is provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances eStara e-commerce optimization services solutions is bundled with ATG software arrangements, which typically includes support and maintenance services and professional services for the perpetual software license. Since the Company does not have vendor specific objective evidence of fair value for eStara e-commerce optimization services solutions, the up-front fees received under the arrangement are deferred and recognized ratably over the period of providing the eStara e-commerce optimization services solutions.

In certain instances, the Company sells perpetual software licenses with application hosting services and eStara e-commerce optimization services solutions. As noted above, in these situations all elements in the arrangement, for which the Company receives up-front fees, are recognized as revenue ratably over the period of providing the related service. The Company allocates and classifies revenue in its statement of operations based on its evaluation of vendor specific objective evidence of fair value, or a proxy of fair value thereof, available for each applicable element of the transaction: professional services, support and maintenance services, application hosting services, and or e-commerce optimization services solutions. ATG uses the residual method to determine the amount of revenue to allocate to product license revenue. As noted, the fee for each element is recognized ratably, and as such, a portion of software license revenue recorded in the statement of operations is from these ratably recognized arrangements.

(d)	Accounts Receivable and Allowances for Accounts Receivable

Accounts receivable represents amounts currently due from customers. Accounts receivable also include $1.6 million of unbilled accounts receivable at December 31, 2007 and no unbilled accounts receivable at December 31, 2006. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within the following month.

ATG records allowances for accounts receivable based upon a specific review of all outstanding invoices and unbilled accounts receivable, known collection issues and historical experience. ATG also records a provision for estimated sales returns and allowances on professional service related sales in the same period the related revenues are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, as a reduction to revenue. These estimates are based on historical sales returns, analysis of credit memo data and other known factors and are generally recorded as a reduction in revenue.

The following is a rollforward of the Company’s allowances:

	Beginning of		Deductions/	Balance at End
	Period	Additions	Write-Offs	of Period
	(In thousands)

Year Ended December 31, 2005	$680	$677	$(579)	$778

Year Ended December 31, 2006	$778	$323	$(654)	$447

Year Ended December 31, 2007	$447	$1,670	$(1,159)	$958

(e)	Cost of Product License Revenues

Cost of product license revenues includes salary, benefits, and stock-based compensation for engineering staff and outsourced developers dedicated to the maintenance of products that are in general release, costs of fulfillment, external shipping costs, the amortization of technology acquired in connection with the Primus acquisition and licenses purchased in support of and used in the Company’s products and royalties paid to vendors whose technology is incorporated into the Company’s products and services.

(f)	Cost of Recurring Services Revenues

Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the eStara acquisition and royalties paid to vendors whose technology is incorporated into recurring service products.

(g)	Cost of Professional and Educational Services Revenues

Cost of professional and educational services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff, and third-party contractors.

(h)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock awards. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options and restricted stock awards.

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands, except per share amounts)

Net income (loss)	$(4,187)	$9,695	$5,769

Weighted average common shares outstanding used in computing basic net income per share	127,528	115,280	109,446
Dilutive employee common stock equivalents	—	4,816	1,899

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	127,528	120,096	111,345

Basic net income (loss) per share	$(0.03)	$0.08	$0.05

Diluted net income (loss) per share	$(0.03)	$0.08	$0.05

Anti-dilutive common stock equivalents	16,506	5,237	7,443

(i)	Cash, Cash Equivalents and Marketable Securities

ATG accounts for investments in marketable securities under SFAS No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, investments consisting of cash equivalents and marketable securities for which the Company has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value.

Cash equivalents are highly liquid investments with maturities at the date of acquisition of less than 90 days. The Company’s marketable securities are investment grade debt securities with maturities at the date of acquisition of greater than 90 days and less than one year. The Company’s long term marketable securities are investment grade debt securities with a maturity at the date of acquisition in excess of one year. At December 31, 2007 and 2006, all marketable securities were classified as held-to-maturity. At December 31, 2007 and 2006, the difference between the carrying value and market value of ATG’s marketable securities was a gross unrealized gain of approximately $7,000 and $2,000, and a gross unrealized loss of $8,000 and $1,000, respectively. At December 31, 2007 and 2006, the Company held no mortgage-backed or auction rate securities in its cash, cash equivalents and marketable security portfolio.

At December 31, 2007 and 2006, cash, cash equivalents and marketable securities consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Cash and cash equivalents:
Cash	$21,678	$16,750
Money market accounts	4,453	262
Commercial paper	7,288	899
Certificates of deposit	1,000	—

Total cash and cash equivalents	$34,419	$17,911

Marketable securities:
Maturities within 1 year:
U.S. Treasury and U.S. Government Agency securities	$—	$996
Certificates of deposit	902	1,775
Commercial paper	9,794	4,792
Corporate debt securities	5,764	5,749
Maturities within 1 to 3 years:
Corporate debt securities	1,062	—

Total marketable securities	$17,522	$13,312

(j)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG records depreciation and amortization using the straight-line method. Property and equipment at December 31, 2007 and 2006 consisted of the following:

		December 31,
Asset Classification	Estimated Useful Life	2007	2006
		(In thousands)

Computer equipment	3 years	$8,729	$5,839
Leasehold improvements	Lesser of useful life or life of lease	2,443	2,309
Furniture and fixtures	5 years	536	1,512
Computer software	3 years	2,128	4,875

		13,836	14,535
Less — accumulated depreciation and amortization		(6,628)	(9,209)

		$7,208	$5,326

Depreciation and amortization expense related to property and equipment was $3.0 million, $2.3 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, in connection with the Company’s annual evaluation of its property and equipment for impairment, the Company identified $5.6 million of fully depreciated assets that were disposed of or no longer in use. As a result, the Company wrote off the cost basis and related accumulated depreciation for these fully depreciated assets with no impact to the statement of operations.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ATG reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. There were no impairment charges related to property and equipment in 2007 and 2006. However, the Company recorded impairment charges related to property and equipment in 2005, as discussed in Note 10.

(k)	Research and Development Expenses for Software Products

The Company accounts for research and development costs for software products that are licensed to its customers in accordance with SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. The Company believes that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Costs incurred to develop software applications used in the Company’s eStara e-commerce optimization services solutions are accounted for in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalizable costs consists of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met.

The Company’s research and development efforts during 2007 related to its eStara ecommerce optimization services solutions product were primarily maintenance and data conversion costs. As such the Company did not capitalize any research and development costs during 2007.

(l)	Income Taxes

ATG accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires companies to recognize deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities and these differences are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized (see Note 4). As a result of historical net operating losses incurred, and after evaluating ATG’s anticipated performance over its normal planning horizon, ATG has provided for a full valuation allowance for its net operating loss carryforwards, research and development credit carryforwards and other net deferred tax assets. On January 1, 2007, the Company adopted FIN 48, which did not result in an adjustment to its tax contingencies. The total amount of net unrecognized tax benefits that would favorably affect the effective income tax rate, if ever recognized in the financial statements in future periods, is $0.5 million.

(m)	Stock-Based Compensation

In 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted shares and restricted share units, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006, ATG adopted SFAS 123R using the modified prospective transition method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted before but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, results of operations and financial position for prior periods have not been restated. See Note 5 for further information relating to stock-based compensation.

(n)	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. ATG’s comprehensive income consists of net income (loss) and foreign currency translation adjustments.

(o)	Fair Value of Financial Instruments

Financial instruments mainly consist of cash, cash equivalents and marketable securities. The carrying amounts of these instruments approximate their fair values.

(p)	Concentrations of Credit Risk

Financial instruments that potentially subject ATG to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions.

The Company sells its products and services to customers in a variety of industries, including consumer retail, financial services, manufacturing, communications and technology, travel, media and entertainment. The Company has credit policies and standards and routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral or letters of credit from its customers.

At December 31, 2007 and 2006, no customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of total revenues during the years ended December 31, 2007, 2006 and 2005.

(q)	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets

(SFAS 142), the Company annually evaluates goodwill for impairment in December, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Because the Company has one reporting segment under SFAS 142, it utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if impairment exists. No impairment of goodwill resulted from this evaluation of goodwill in any of the fiscal years presented. The following table presents the changes in goodwill during 2007 and 2006:

	As of, and For
	The Year Ended
	December 31,
	2007	2006
	(In thousands)

Balance at beginning of year	$59,328	$27,347
Acquisition of eStara	—	32,071
eStara earn-out payment	621	—
Collection of accounts receivable previously reserved	(274)	—
Reversal of accruals related to Primus acquisition	—	(90)

	$59,675	$59,328

See Note 6 for additional information on the Company’s acquisitions.

(r)	Intangible Assets

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

During 2006, the Company acquired all of the shares of eStara, Inc. As a result of this acquisition, the Company recorded $14.0 million of additional intangible assets. See Note 6 for additional information on this acquisition. Total intangible assets, which are being amortized, consisted of the following:

	December 31, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)

Customer relationships	$11,500	$(6,196)	$5,304	$11,500	$(3,492)	$8,008
Purchased technology	8,900	(4,145)	4,755	8,900	(2,336)	6,564
Trademarks	1,400	(350)	1,050	1,400	(70)	1,330
Non-compete agreements	400	(400)	—	400	(289)	111

Total intangible assets	$22,200	$(11,091)	$11,109	$22,200	$(6,187)	$16,013

Amortization expense related to intangible assets was $4.9 million, $2.8 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining amortization expense will be recognized over a weighted average period of approximately 2.1 years. At December 31, 2007, annual amortization expense for intangible assets is expected to be as follows:

Total
(In thousands)

2008	$4,013
2009	3,381
2010	2,709
2011	1,006

Total	$11,109

(s)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). The functional currency of the Company’s foreign subsidiaries has generally been determined to be the local currency. ATG translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Before translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective ATG entity, resulting in unrealized gains or losses recorded in interest and other income, net in the accompanying consolidated statements of operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive loss included in stockholders’ equity. During the years ended December 31, 2007, 2006 and 2005, the Company recorded net gains (losses) of approximately $742,000, $739,000 and $(402,000), respectively, from realized foreign currency transactions gains and losses and the re-measurement of foreign currency denominated assets and liabilities. These amounts are included in interest and other income, net in the accompanying consolidated statements of operations.

(t)	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b, which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, intangible assets and long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective January 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any of its financial instruments under the provisions of Statement 159, the adoption of this statement will not have any impact to its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 14(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) In-process research and development charges will no longer be recorded. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants, and will continue to use the “simplified” method until it has sufficient data to provide a reasonable estimate of expected term in accordance with SAB 110.

(2)	Disclosures About Segments of an Enterprise

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements. SFAS 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the  chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer. ATG views its operations and managed its business as one segment with three product offerings: software licenses, recurring services, and professional and education services. ATG evaluates these product offerings based on their respective gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to our principal operating segment.

Revenues from sources outside of the United States were approximately $43.4 million, $26.2 million, and $21.6 million in 2007, 2006 and 2005, respectively. Revenues from international sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s product sales for the years ended December 31, 2007, 2006 and 2005, were delivered from ATG’s headquarters located in the United States.

The following table represents the percentage of total revenues by geographic region from customers for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

United States	68%	75%	76%
Europe, Middle East, Africa (excluding UK)	16%	9%	9%
United Kingdom (UK)	14%	14%	14%
Other	2%	2%	1%

	100%	100%	100%

(3)	Credit Facility and Notes Payable

Credit Facility

At December 31, 2007, the Company maintained a $20.0 million revolving line of credit with Silicon Valley Bank (the “Bank”), pursuant to an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) dated as of June 13, 2002, and amended most recently on September 25, 2007, which provides for borrowings of up to the lesser of $20.0 million or 80% of eligible accounts receivable. The line of credit bears interest at the Bank’s prime rate (7.25% at December 31, 2007). The line of credit is secured by all of the Company’s tangible and intangible intellectual and personal property and is subject to financial covenants including profitability and liquidity coverage.

Under the Loan Agreement and Twelfth Loan Modification Agreement executed on September 25, 2007, the Company is required to not exceed quarterly net losses of $2.0 million for each quarter. Additionally, ATG is required to maintain, at all times, unrestricted cash, which includes cash equivalents and marketable securities, at the Bank of at least $20.0 million. As of December 31, 2007, the Company was in compliance with all covenants in the Loan Agreement, as amended.

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

While there were no outstanding borrowings under the facility at December 31, 2007, the Bank has issued letters of credit totaling $2.6 million on ATG’s behalf, which are supported by this facility. The letters of credit have been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011. As of December 31, 2007, approximately $17.4 million was available under the facility.

On January 31, 2008, the Company chose to allow the credit facility to expire. As a result, the Company cash collateralized the $2.6 million in letters of credit with certificates of deposit, which will be reflected on subsequent balance sheets as restricted cash.

(4)	Income Taxes

Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$(7,280)	$3,176	$5,777
Foreign	3,526	3,902	24

Total	$(3,754)	$7,078	$5,801

The provision (benefit) for income taxes shown in the accompanying consolidated statements of operations is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Federal
Current	$9	$—	$—
Deferred	—	—	—
State
Current	—	12	—
Deferred	—	—	—
Foreign
Current	424	(2,629)	32
Deferred	—	—	—

	$433	$(2,617)	$32

The provision (benefit) for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2007	2006	2005

Federal tax at statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(4.7)	0.1	0.9
Stock-based compensation	2.8	18.7	—
Meals and entertainment	3.4	2.1	2.5
Reversal of previously accrued taxes	—	(36.8)	—
Research and development	(13.6)	(34.6)	—
Other	1.3	6.8	—

Provision before valuation allowance	(45.8)	(8.7)	38.4

Increase (use) of fully reserved net operating losses	57.3	(28.0)	(37.8)

	11.5%	(36.7)%	0.6%

The approximate tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2007	2006
	(in thousands)

Deferred tax assets:
Restructuring	$381	$1,025
Depreciation and amortization	708	1,348
Reserves and accruals	3,903	72
Capitalized expenses	16,781	20,450
US income tax credits	8,164	7,643
Net operating losses	87,717	93,218

Total gross deferred tax assets	117,654	123,756

Valuation allowance	(113,245)	(117,797)

Total deferred tax assets	4,409	5,959

Deferred tax liabilities:
Intangible assets	(4,409)	(5,959)

Net deferred tax assets	$—	$—

As of December 31, 2007 and 2006, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. The valuation allowance decreased by $4.6 million primarily as a result of the reduction of the Company’s net operating loss carryforwards in connection with the liquidation of certain foreign subsidiaries.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $219.1 million for federal income tax purposes, $173.6 million for state income tax purposes and approximately $20.8 million for non-US income tax purposes. Approximately $90.5 million of the federal and state income tax net operating loss carryforwards relate to the exercise of incentive and nonqualified stock options which are treated as excess compensation deductions for federal and state income tax purposes, the benefit of which will be recorded to additional paid-in capital when realized. The Company also has available federal tax credit carryforwards of approximately $8.2 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2027. If substantial changes in the Company’s ownership have occurred or should occur, as defined by Section 382 of the U.S. Internal Revenue Code (“the Code”), there could be annual limitations on the amount of carryforwards that can be realized in future periods. The Company has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on its ability to utilize these tax credit and operating loss carryforwards.

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

Included in the total net operating loss carryforwards is approximately $49.1 million acquired as a result of the acquisition of Primus. This amount includes only those net operating losses which would not be limited as a result of the acquisition of Primus triggering an ownership change pursuant to Section 382 of the Code. If Primus incurred any ownership changes before its acquisition by ATG, limitations imposed under Section 382 of the Code could have an impact on the Company’s ability to utilize these net operating loss carryforwards. To the extent that any Primus pre-acquisition net operating losses and other temporary differences result in future tax benefits, such tax benefits will be recognized as a reduction in goodwill associated with the acquisition of Primus under current accounting principles.

Included in the total net operating loss carryforwards is approximately $16.7 million acquired as a result of the acquisition of eStara. This amount includes net operating losses which may be subject to limitation pursuant to Section 382 of the Code as a result of the acquisition. If eStara incurred any ownership changes before its acquisition by ATG, limitations imposed under Section 382 of the Code could have an impact on our ability to utilize these net operating loss carryforwards. To the extent that any eStara pre-acquisition net operating losses and other temporary differences result in future tax benefits, such tax benefits will be recognized as a reduction in goodwill associated with the acquisition of eStara under current accounting principles.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (the “Interpretation”) (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has applied the provisions of the Interpretation effective January 1, 2007 and accordingly, the adoption of the Interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In accordance with FIN 48, the Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

During the twelve month period ended December 31, 2007, the Company recorded an increase to its liability for unrecognized tax benefits of $313,000 and $20,000 of interest expense, which relates to positions taken during a prior period. At December 31, 2007 the Company has accrued $93,000 for potential interest and penalties. The Company also recorded a decrease to its liability for unrecognized tax benefits of $618,000, which relates to positions taken during the current period. If the Uncertain Tax Positions are ultimately recognized, the effective tax rates in any future periods would be favorably affected by approximately $351,000, the balance will have no impact to the Company’s effective tax rate as a result of the full valuation allowance and amounts accrued as part of a business combination that would reverse to goodwill. The Company does not anticipate that its liability for unrecognized tax benefits will increase or decrease significantly over the next twelve month period.

A reconciliation of the gross allowance for uncertain tax positions is as follows (in thousands):

Balance at January 1, 2007	$4,599
Increases for tax positions taken during a prior period	313
Decreases for tax positions taken during the current period	(618)
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—

Balance at December 31, 2007	$4,294

Of this amount, $3.2 million represents various uncertain positions in the Company’s tax net operating loss carryforward for which the Company has provided a full valuation allowance.

We file income tax returns in the U.S. federal, various state and foreign jurisdictions and are generally subject to examinations by those authorities for all tax years from 2001 to the present. In addition the Company has historically generated federal and state tax losses and tax credits since inception which if utilized in future periods may subject some or all periods since inception in 1991 to examination.

During 2006, the Company reversed previously accrued taxes of $2.6 million due to the closure of tax years under audit and the expiration of the statute of limitations in foreign locations.

(5)	Stock-Based Compensation and Stockholders’ Equity

Equity Compensation Plans

The Company grants, or has granted, stock options and other stock and stock-based awards under the following equity compensation plans:

1996 Stock Option Plan

In April 1996, the Company’s Board of Directors and stockholders adopted and approved the 1996 Stock Option Plan (“the 1996 Plan”). Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. In 2004, the Company’s stockholders approved the amendment and restatement of the 1996 Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and the extension of the term of the 1996 Plan to December 31, 2013. In May 2007, at the Company’s annual meeting, the stockholders approved the amendment and restatement of the 1996 Plan to limit the duration of stock appreciation rights to be exercisable no more than 10 years after the date on which they are granted, remove the board’s discretion as to the transferability of awards in order to clarify that options are not transferable, remove the board’s ability to substitute another award of the same or different type for an outstanding award under the plan and clarify that the effect of an amendment to the plan has the same impact as to awards under the plan as an amendment and restatement.

At December 31, 2007, there were 25,600,000 shares authorized for issuance under the 1996 Plan. The Board of Directors administers the 1996 Plan and has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. As of December 31, 2007, there were 3,952,130 shares available for future grant under the 1996 Plan.

1999 Outside Director Stock Option Plan

In May 1999, the Board of Directors and stockholders adopted and approved the 1999 Outside Director Stock Option Plan (“Director Plan”). Under the terms of the Director Plan, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock. In 2004, the stockholders approved the amendment and restatement of the Director Plan to allow for the grant of restricted stock awards, performance share awards and other forms of equity based compensation that were not previously provided for in the plan and the extension of the term of the Director Plan to December 31, 2013.

On April 4, 2006, the Company amended its Non-Employee Director Compensation Plan. The changes to the plan provide that (i) the vesting of the annual stock option awards to the Company’s non-employee directors under the plan change from quarterly vesting over one year to quarterly vesting over two years, with full acceleration of vesting upon a change of control of the Company; and (ii) the amount of the Company’s annual restricted stock awards to the Company’s non-employee directors under the plan increase from shares of the Company’s common stock valued at $2,500 to shares of the Company’s common stock valued at $4,500. On May 17, 2007, at the Company’s annual meeting, the stockholders approved the amendment and restatement of the Director Plan which (1) clarified that either an amendment to the Director Plan or an amendment and restatement of the Director Plan has the same impact as to awards under the Director Plan and (2) removed the Board of Director’s discretion as to the transferability of awards in order to clarify that options are not transferable.

As of December 31, 2007, there were 1,101,604 shares available for future grant under the Director Plan.

Primus Stock Option Plans

In connection with the acquisition of Primus Knowledge Solutions, Inc. in 2004, ATG assumed certain options issued under the Primus Solutions 1999 Stock Incentive Compensation Plan (“the Primus 1999 Plan”) and the Primus Solutions 1999 Non-Officer Employee Stock Compensation Plan (“Primus 1999 NESC Plan”) (together “the Primus Stock Option Plans”) subject to the same terms and conditions as set forth in the Primus Stock Option Plans, adjusted to give effect to the conversion under the terms of the merger agreement. All options that ATG assumed pursuant to the Primus Stock Option Plans were fully vested upon the closing of the acquisition and converted into options to acquire ATG common stock. Options granted under the Primus Stock Option Plans typically vested over four years and have a contractual term of ten years. No additional options will be granted under the Primus 1999 NESC Plan.

In April 2007, ATG’s Board of Directors voted to amend the Primus Knowledge Solutions, Inc. 1999 Stock Incentive Compensation Plan. The amendments reduced the number of shares issuable under the plan; clarified that options may only be issued at fair market value; clarified that no option may have a term longer than a 10 years; allowed for the payment of an option exercise by net exercise; and prohibited loans to directors or executive officers.

As of December 31, 2007 there were 1,186,917 shares available for future option grants under the Primus 1999 Plan.

1999 Employee Stock Purchase Plan

In May 1999, the Board of Directors and stockholders adopted and approved the 1999 Employee Stock Purchase Plan (“the Stock Purchase Plan”). The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 6,500,000 shares of ATG’s common stock to participating employees. All of the Company’s employees, including directors who are also employees, are eligible to participate in the Stock Purchase Plan. During each designated quarterly offering period, each eligible employee may deduct between 1% and 10% of base pay to purchase shares of our common stock. The purchase price is 85% of the closing market price of our common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. As of December 31, 2007, there were 875,782 shares available for future issuance under the Stock Purchase Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to stock options granted during the years ended December, 31, 2007, 2006 and 2005 and related assumptions are noted in the following table:

	Years Ended December 31,
Stock Options	2007	2006	2005

Options granted (in thousands)	1,478	4,540	3,839
Weighted-average exercise price	$2.86	$2.64	$1.22
Weighted average grant date fair value	$2.25	$2.28	$0.83
Assumptions:
Expected volatility	95.3%	113.2%	93.5%
Expected term (in years)	6.25	6.25	4.11
Risk-free interest rate	4.33%	4.68%	3.71%
Expected dividend yield	0%	0%	0%

Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of its common stock, and therefore uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for a period that is commensurate with the stock option’s expected term.

Expected term — In fiscal 2007 and 2006, the Company was unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date fair value calculation. As such, the Company has utilized the safe harbor provision in SEC Staff Accounting Bulletin No. 107 to determine the expected term of its stock options. With respect to options granted on or before December 31, 2005, the Company was able to use employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation.

Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities with a maturity that is commensurate with the expected term of the option is used as the risk-free interest rate.

Expected dividend yield — The Company’s Board of Directors has never declared dividends nor does it expect to issue dividends.

Stock-Based Compensation Expense

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 7.0% to all unvested options as of December 31, 2007. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The adoption of SFAS 123R on January 1, 2006 had the following impact on the year ended December 31:

•	2007 operating loss before taxes and net loss were higher by $4.2 million and basic and diluted loss per share were higher by $0.03, respectively;

•	2006 operating profit before taxes and net income were lower by $3.6 million and basic and diluted earnings per share were lower by $0.04 and $0.03, respectively;

than if the Company had continued to account for share based compensation under APB 25.

The following table details the effect on net income and net income per share had stock-based compensation expense been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS 123.

Year Ending
December 31,
2005
(In thousands)

Net income as reported	$5,769
Add: Stock-based compensation expense included in reported net income	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(2,553)

Pro forma net income	$3,216

Basic and diluted net income per share:
As reported	$0.05

Pro forma basic and diluted net income per share:	$0.03

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining
	Number	Exercise Price	Contractual Term	Aggregate
	of Options	Per Share	in Years	Intrinsic Value
	(In thousands, except weighted average exercise price and
	weighted average remaining contractual term in years)

Outstanding, December 31, 2006	15,229	$2.55
Granted	1,487	2.87
Exercised	(1,622)	1.27
Cancelled	(947)	4.16

Outstanding, December 31, 2007	14,147	$2.62	6.8	$34,185

Exercisable, December 31, 2007	9,223	$2.77	6.1	$24,347
Options vested or expected to vest at December 31, 2007	13,748	$2.64	6.5	$33,374

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $3.3 million, $2.5 million, $1.2 million, respectively. The total amount of cash received from exercise was $2.0 million, $1.5 million and $1.4 million in 2007, 2006 and 2005, respectively.

A summary of the Company’s restricted share and restricted share unit (RSU) award activity as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	and RSU’s	Per Share
	(In thousands, except
	per share amounts)

Non-Vested shares outstanding at December 31, 2006	354	$2.52
Awards granted	2,436	$2.55
Restrictions lapsed	(209)	$2.52
Awards forfeited	(222)	$2.37

Non-Vested shares outstanding at December 31, 2007	2,359	$2.57

During the year ended December 31, 2007, the Company granted 2,435,608 restricted stock shares and restricted stock units (“RSUs”) to employees and Board of Directors. The fair value of the restricted stock and RSUs is based on the market value of ATG’s common stock price on the date of grant. Stock-based compensation expense related to restricted stock shares and RSUs is being recognized on a straight-line basis over the requisite service period. The restricted stock grants provide the holder with shares of ATG common stock, which are restricted as to sale until vesting. The RSUs provide the holder with the right to receive shares of ATG common stock upon vesting. In 2007, the Company granted 12,908 shares of restricted stock to non-employee members of the Company’s Board of Directors. The Board of Directors’ restricted stock grant vests quarterly over one year. In 2007, the Company granted 140,000 units of RSUs to non-employee members of the Company’s Board of Directors. The Board of Directors’ RSU grant vests over one year. During 2007, the Company granted 2,282,700 RSU’s to employees, which will vest over a four year period. A portion of the RSU awards granted to executives were subject to performance criteria, which were deemed probable of achievement at the date of issuance and were ultimately met in 2007. The fair value of these performance based awards is being recognized over the requisite service period under the accelerated method pursuant to FAS 123R. The RSU performance awards contain additional provisions which could accelerate vesting if achieved. At December 31, 2007, the achievement of these additional provisions is not deemed probable by the Company. As of December 31, 2007, the unrecognized compensation expense related to restricted shares and RSU’s is $4.9 million.

Stock compensation expense related to restricted stock and restricted stock unit awards made to employees and non-employee directors was $1.6 million, $0.2 million and $0.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $12.9 million of total unrecognized compensation cost related to unvested awards of stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Adoption of Shareholders’ Rights Plan

On September 26, 2001, the Company Board of Directors adopted a Shareholder Rights Plan (“the Shareholder Rights Plan”) pursuant to which preferred stock purchase rights (“Rights”) were distributed to stockholders as a dividend at the rate of one Right for each share of common stock held of record as of the close of business on

October 9, 2001. The Shareholder Rights Plan was adopted to enable the Board of Directors to protect the Company against any takeover attempt that the Board considers not to be in the best interests of stockholders.

When exercisable, each Right will entitle stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $15.00 per Right. Subject to certain exceptions, the Rights will be exercisable after a person or group (except for certain excluded persons) acquires beneficial ownership of 15% or more of the Company outstanding common stock or undertakes a tender or exchange offer which, if consummated, would result in that person or group beneficially owning 15% or more of the Company’s outstanding common stock. The Rights will be redeemable by the Board at any time before a person or group acquires 15% or more of the Company’s outstanding common stock and under certain other circumstances at a redemption price of $.001 per Right.

(6)	Acquisitions

Acquisition of eStara, Inc.

On October 2, 2006, the Company acquired all of the outstanding shares of common stock of privately held eStara, Inc., a provider of e-commerce optimization service solutions for enhancing online sales and support initiatives. The aggregate purchase price was approximately $49.8 million, which consisted of $39.2 million of ATG’s common stock, $2.2 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services, a transaction bonus to eStara employees of $4.8 million, and $3.6 million in cash in lieu of issuing ATG common stock to non accredited investors. The Company issued approximately 14.6 million shares of its common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. In addition, the Company issued 0.3 million shares of restricted stock, which is being recognized as stock-based compensation expense over the vesting term. The excess of the purchase price over the net assets acquired resulted in goodwill of $32.1 million at October 2, 2006. Currently, the goodwill associated with the eStara acquisition will not be deductible for tax purposes.

As required by the merger agreement, in 2007 the Company recorded contingent consideration of $2 million for earn-out payments to eStara stockholders and employees as a result of eStara generating revenue in excess of $25 million but less than $30 million in 2007. The earn-out payments were paid in cash in March 2008 and consisted of $0.6 million to the stockholders and $1.4 million to employees. The payments to stockholders were recorded as additional purchase price and added to goodwill, and the amounts paid to employees were accounted for as compensation expense as it relates to amounts paid to eStara employee stockholders in excess of that paid to non-employee stockholders.

In determining the purchase price allocation, the Company considered, among other factors, the expected use of the acquired assets, historical demand and estimates of future demand of eStara’s products and services. The fair value of intangible assets was primarily determined using the income approach, which is based upon a forecast of the expected future net cash flows associated with the assets. These net cash flows were then discounted to a present value by applying a discount rate of 14% to 16%. The discount rate was determined after consideration of eStara’s weighted average cost of capital and the risk associated with achieving forecast sales related to the technology and assets acquired from eStara.

The purchase price was allocated based on estimated fair values as of the acquisition date. The following represents the allocation of the purchase price prior to any subsequent adjustments in 2007, which related to collection of previously reserved accounts receivable (See Note 1(q)) (in thousands):

Cash	$2,699
Accounts receivable	3,671
Other current assets	188
Property, plant and equipment	167
Goodwill	32,071
Intangible assets:
Customer relationships (estimated useful life of 4 years)	7,300
Developed product technology (estimated useful life of 5 years)	5,300
Trademarks (estimated life of 5 years)	1,400

Total intangible assets	14,000
Other long-term assets	37
Accounts payable	(517)
Deferred revenue	(679)
Accrued and other expenses	(1,821)

Total purchase price	$49,816

The consolidated financial statements include the results of eStara from the date of acquisition. The following pro forma information assumes the eStara acquisition occurred as of the beginning of the year presented after giving effect to certain adjustments, primarily amortization of intangible assets and reduction of revenues for the fair market value adjustment to eStara’s deferred revenue balance. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented or of results that may occur in the future (in thousands, except per share data):

Year Ended
December 31,
2006
(Unaudited)

Revenue	$113,935
Net income	$7,111
Net income per share — basic	$0.06
Net income per share — assuming dilution	$0.05

Acquisition of CleverSet, Inc.

On February 5, 2008, the Company acquired all the outstanding shares of common stock of eShopperTools.com, Inc., (“CleverSet”) for a purchase price of approximately $10 million before adjustments. The purchase of CleverSet will augment the Company’s e-commerce optimization solution offerings with CleverSet’s automated personalization engines, which present e-commerce visitors with relevant recommendations and information designed to increase conversion rates and order size. The Company is currently determining the allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired as of the acquisition date.

(7)	Commitments and Contingencies

Leases

ATG has offices, primarily for sales and support personnel, in five domestic locations as well as five foreign countries. At December 31, 2007, ATG’s bank had issued $2.6 million of LCs under ATG’s line of credit in favor of various landlords and equipment leasing companies to secure obligations under its leases, which expire through

2017. In addition, the Company has operating leases related to equipment, some of which include purchase options at the end of the lease term.

The future minimum payments under operating leases as of December 31, 2007, were as follows (in thousands):

2008	$4,668
2009	2,717
2010	2,094
2011	1,914
2012	205
Thereafter	829

Total future minimum lease payments	$12,427

Of the $12.4 million in future minimum lease payments, $2.4 million is included in accrued restructuring charges. The $2.4 million is reduced to $1.1 million after taking into consideration contracted sublease income and estimated operating costs of the various subleased properties (see Note 10).

The Company recorded rent expense of $3.4 million, $2.7 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Indemnifications

The Company in general agrees to indemnification provisions in its software license agreements and real estate leases in the ordinary course of its business.

With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property rights of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. The Company believes such laws and practices, along with its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements. However, in recent years there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. From time to time, the Company’s customers have been subject to third party patent claims, and the Company has agreed to indemnify these customers from claims to the extent the claims relate to our products.

With respect to real estate lease agreements or settlement agreements with landlords, these indemnifications typically apply to claims asserted against the landlord relating to personal injury and property damage at the leased premises or to certain breaches of the Company’s contractual obligations or representations and warranties included in the settlement agreements. These indemnification provisions generally survive the termination of the respective agreements, although the provision generally has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces its monetary exposure for landlord indemnifications, and the Company has not recorded any claims or paid out any amounts related to indemnification provisions in its real estate lease agreements.

(8)	Employee Benefit Plan

The Company sponsors a 401(k) Plan covering substantially all employees. The 401(k) Plan allows eligible employees to make salary-deferred contributions subject to certain U.S. Internal Revenue Service limitations. The

Company may contribute to the 401(k) Plan at its discretion. The Company contributed $1.0 million in 2007 and $0.8 million in 2006 as matching payments under the plan. However, no contributions were made in 2005.

(9)	Accrued Expenses

Accrued expenses at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)

Compensation and benefits	$9,348	$6,609
Income taxes	1,887	1,560
Professional Fees	3,475	1,985
Other	4,372	5,637

	$19,082	$15,791

(10)	Restructuring

During the years ended 2007, 2006, 2005, 2004, 2003, 2002 and 2001, the Company recorded net restructuring charges/(benefits) of $(0.1) million, $(0.1) million, $0.9 million, $3.6 million, $(10.3) million, $18.9 million and $75.6 million, respectively, primarily as a result of the global slowdown in information technology spending. The significant drop in demand in 2001 for technology oriented products, particularly internet related technologies, caused management to significantly scale back the Company’s prior growth plans, resulting in a significant reduction in the Company’s workforce and consolidation of the Company’s facilities in 2001. Throughout 2002, the continued softness of demand for technology products, as well as near term revenue projections, caused management to further evaluate the Company’s marketing, sales and service resource capabilities as well as its overall general and administrative cost structure, which resulted in additional restructuring actions being taken in 2002. These actions resulted in a further reduction in headcount and consolidation of additional facilities. In 2003, as the Company continued to refine its business strategy and to consider future revenue opportunities, the Company took further restructuring actions to reduce costs, including product development costs, to help move the Company towards profitability. In 2004, the Company’s restructuring activities were undertaken to align the Company’s headcount more closely with management’s revenue projections and changing staff requirements as a result of strategic product realignments and the Company’s acquisition of Primus, and to eliminate facilities that were not needed to efficiently run the Company’s operations. In 2005, the Company’s restructuring was to align workforce and facilities needs. The net benefit recorded in 2006 was related to adjustments to charges recorded in 2001 and 2003. The net benefit recorded in 2007 was related to adjustments to charges recorded in 2001, 2003 and 2005. The charges referred to above primarily pertain to the closure and consolidation of excess facilities, impairment of assets, employee severance benefits, and the settlement of certain contractual obligations. The 2005, 2004 and 2003 charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. The 2002 and 2001 charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), SFAS 88 and SAB 100. During the years 2001 through 2007, the Company has recorded adjustments to previously recorded restructuring charges to reflect changes in estimates and assumptions.

As of December 31, 2007, the Company had an accrued restructuring liability of $1.1 million related to facility closure costs for net lease obligations. The long-term portion of the accrued restructuring liability was $0.2 million.

A summary of the Company’s charges and activity in its restructuring accruals is as follows:

		Restructuring Charge (Benefit)
	2007	2006	2005	2004	2003	2002	2001	Total
	(In thousands)
Facility-rated costs and impairments	$—	$—	$1,817	$1,488	$1,464	$14,634	$59,418	$78,821
Employee severance and benefit costs				2,461	1,236	3,553	7,938	15,188
Asset impairments							4,205	4,205
Exchangeable share settlement							1,263	1,263
Marketing costs							851	851
Legal and accounting							405	405

Restructuring charge	—	—	1,817	3,949	2,700	18,187	74,080	100,733
Changes in estimates reducing other accruals	(200)							(200)
Adjustments to 2001 action, net	61	545	(792)	(60)	(8,338)	688	1,500	(6,396)
Adjustments to 2002 action, net			43	(242)	(5,118)			(5,317)
Adjustments to 2003 action, net	71	(607)	74	(77)	410			(129)
Adjustments to 2004 action, net			(257)					(257)
Adjustments to 2005 action, net	9							9

Total adjustments to prior actions, net	(59)	(62)	(932)	(379)	(13,046)	688	1,500	(12,290)

Restructuring charge (benefit)	$(59)	$(62)	$885	$3,570	$(10,346)	$18,875	$75,580	$88,443

2007 Adjustments

In 2007, the Company recorded a net benefit of $59,000 based on adjustments to previously recorded restructuring charges. The adjustments are in connection with finalizing a contractual obligation with a landlord, which was offset in part by changes in estimates resulting in immaterial additional accruals.

2006 Adjustments

In 2006, the Company recorded a net benefit of $62,000 based on recording adjustments to previously recorded restructuring charges. The adjustments primarily pertained to adjusting the estimates of sub-lease income and vacancy periods for two leases. The Company recorded a reversal of $607,000 due to executing sub-lease agreements for one location offset by additional charges of $692,000 for another location to adjust its estimates of sub-lease income. In addition, the Company reversed $147,000 of other accruals no longer needed.

Regarding the additional charges for one lease obligation of $692,000, in the second quarter of 2006, the Company received notification from its sub-tenant at the Waltham premises that it could no longer fulfill its full payment obligation. The Company originally recorded the Waltham facility charge in connection with its 2001 restructuring action. The Company entered into a settlement agreement with the Waltham subtenant and received $710,000 in lease cancellation fees. As a result of this event, the Company re-evaluated its net lease obligation and adjusted its assumptions for sub-lease income and vacancy periods based on current market data, resulting in a charge of $509,000 in the second quarter of 2006. In addition, the Company assumed the subtenant’s obligation to restore the Waltham facility to the facility’s original condition. The subtenant had previously issued a $1.0 million letter of credit to the Company’s landlord to secure the restoration of the facilities to the original condition. As part of the settlement agreement with the subtenant and Landlord, the Company received the proceeds from this $1 million letter of credit. This amount was recorded in accrued expenses at December 31, 2006. In the fourth quarter of 2006, the Company updated its assumptions based on agreeing to terms with a sub-tenant, although the agreement has not yet been executed. As a result, the Company recorded an additional charge in the fourth quarter of $183,000.

In 2007, the Company settled its obligation with the Waltham facility’s landlord related to the $1.0 million letter of credit and returned $0.8 million to the landlord. The Company was discharged from its obligation related to this facility, and the remaining $0.2 million was recorded as a benefit to restructuring charges.

2005 Adjustments

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

During 2005, the Company recorded an adjustment to its estimates of sublease costs related to the 2001 actions, resulting in a credit to the restructuring charge of $792,000. The change in estimate was primarily due to the Company’s continued evaluation of the financial condition of its subtenants and their ability to meet their financial obligations to the Company. The Company also re-evaluated its accruals related to the 2002 action resulting in a reversal of $48,000 primarily due to executing a sub-lease agreement. Offsetting this reversal, the Company recorded additional charges of $91,000 due to changes in its sublease assumptions at one location. In addition, the Company recorded an additional charge of $98,000 for a lease included in the 2003 action pertaining to its estimate of sublease income offset by a reversal of $24,000 for employee severance.

For additional information pertaining to the Company’s 2001, 2002, 2003 and 2004 restructuring actions, refer to the Company’s 2006 Annual Report on Form 10-K.

The Company has recorded adjustments to its charges based on changes in estimates and executing contractual arrangements. In addition, the Company has paid down it obligations related to these restructuring actions. As noted below, the Company has provided a rollforward of more current activities of its restructuring accruals because the historical activity is no longer relevant.

	Restructuring Accrual
	2005	2004	2003	2002	2001	Total
	(In thousands)

Balance December 31, 2004	$—	$2,319	$1,373	$1,155	$6,311	$11,158

Restructuring charges for the year ended December 31, 2005	$1,817					$1,817
Changes in estimates resulting in additional charges		200	98	91		389
Changes in estimates reducing accruals		(457)	(24)	(48)	(792)	(1,321)
Write-offs	(1,167)					(1,167)
Facility related payments	(264)	(317)	(428)	(548)	(2,676)	(4,233)
Employee related payments		(1,546)				(1,546)

Balance December 31, 2005	$386	$199	$1,019	$650	$2,843	$5,097

Changes in estimates reducing accruals			$(607)		$(147)	$(754)
Facility related payments	(123)	(143)	(223)	(333)	(1,596)	(2,418)
Foreign Currency exchange				(317)		(317)
Employee related payments		(56)				(56)
Changes in estimates resulting in additional accruals/charges					692	692

Balance December 31, 2006	$263	$—	$189	$—	$1,792	$2,244

Changes in estimate reducing accruals
Facility related payments	$(272)		$(131)		$(906)	$(1,309)
Foreign Currency exchange			4			4
Employee related payments
Changes in estimates resulting in additional accruals/charges	9		71		61	141

Balance December 31, 2007	$—	$—	$133	$—	$947	$1,080

Abandoned Facilities Obligations

At December 31, 2007, the Company had lease arrangements related to two abandoned facilities whose lease agreements are ongoing. The restructuring accrual for both locations includes estimated operating costs offset by sub-lease income under executed sub-lease agreements. A summary of the remaining facility locations and the timing of the remaining cash payments is as follows:

Lease Locations	2008	2009	Total
	(In thousands)

Waltham, MA	$1,384	$346	$1,730
Reading, UK	537	89	626

Facility obligations, gross	1,921	435	2,356
Contracted sublet income	(1,055)	(192)	(1,247)

Net cash obligations	$866	$243	$1,109

(11)	Litigation

As previously disclosed, in 2001, the Company was named as a defendant in seven purported class action suits that were consolidated into one action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The case alleges that the Company, and certain of its former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. In October 2006, the court ruled in the Company’s favor and dismissed the case on summary judgment. The plaintiffs have appealed the decision. The parties have filed appeal briefs and it is expected that oral arguments will be presented in 2008. Management believes that none of the claims that the plaintiffs have asserted has merit, and the Company intends to continue to defend the action vigorously. While the Company cannot predict with certainty the outcome of the litigation or the appeal, the Company does not expect any material adverse impact to its business, or the results of its operations, from this matter.

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

The Company’s industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of the Company’s competitors in the e-commerce software and services market have filed or may file patent applications covering aspects of their technology that they may claim the Company’s technology infringes. Such competitors could make claims of infringement against the Company with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege the Company’s current or future products or services infringe may make claims of infringement against the Company or the Company’s customers. The Company’s agreements with its customers typically require it to indemnify them against claims of intellectual property infringement resulting from their use of the Company’s products and services. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations, and the Company and certain of its customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by the Company’s products or services. Any litigation over intellectual property rights, whether brought by the Company or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company or its customers are accused of infringement might cause product shipment or service delivery delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. ATG could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s financial position, results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

(12) Quarterly Results of Operations (Unaudited)

The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)

Total revenues	$29,232	$32,616	$35,886	$39,326
Gross profit	17,951	19,517	21,577	22,476
Net income (loss)	(1,461)	(2,748)	(760)	782
Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$0.01

	Year Ended December 31, 2006
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share amounts)

Total revenues	$23,956	$25,229	$21,840	$32,207
Gross profit	16,793	17,808	14,173	21,908
Net income (loss)	2,641	2,275	(285)	5,064
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.00)	$0.04

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Managements’ Report on Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and that we are in compliance with Rule 13a-15(e) of the Exchange Act.

2.	Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2007 based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2007. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Art Technology Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Art Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 of Art Technology Group, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 11, 2008

4.	Changes in internal control over financial reporting.

Throughout 2007, we have taken a number of steps to remediate the material weaknesses in our internal control over financial reporting that were reported in our Annual Report on Form 10-K for the year ended December 31, 2006. These steps, which were completed during the fourth quarter of 2007, have included the following:

•	Hiring of key leadership accounting personnel to focus on our technical accounting issues and management of the monthly close and SEC reporting processes; and

•	Improvement of our documentation and training related to policies, procedures and controls related to our significant accounts and processes;

•	Steps to reduce the complexity of our consolidation processes; and

•	Enhancement of our policies and procedures for accounting review of our:

•	Month-end close;

•	Account reconciliation processes;

•	Journal entries; and

•	Write-offs, restructuring-related and purchase accounting-related entries, and impairment reviews.

Except as set forth above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, with respect to our annual meeting of stockholders to be held on May 22, 2008, to be filed with the Securities and Exchange Commission (SEC) not later than April 25, 2008 (the “Definitive Proxy Statement” under the headings “Election of Class III Directors,” “Background Information About Directors Continuing in Office.” “Information About Executive Officers,” “Compliance with Section 16(a) of The Exchange Act” and “Corporate Governance.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://www.atg.com/About ATG/Investors/Corporate Governance/Conduct.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our Definitive Proxy Statement under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 2008.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE
Robert D. Burke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 17, 2008.

Name	Title

/s/ ROBERT D. BURKE Robert D. Burke	Chief Executive Officer and President (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL A. BROCHU Michael A. Brochu	Director

/s/ DAVID B. ELSBREE David B. Elsbree	Director

/s/ JOHN R. HELD John R. Held	Director

/s/ ILENE H. LANG Ilene H. Lang	Director

/s/ MARY E. MAKELA Mary E. Makela	Director

/s/ DANIEL C. REGIS Daniel C. Regis	Chairman of the Board

/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director

EXHIBIT INDEX

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

2.1		Agreement and Plan of Merger dated as of January 19, 2008 among ATG, Einstein Acquisition Corp., eShopperTools.com, Inc., and the stockholder representative and principal stockholders of eShopperTools.com, Inc., named therein		8-K	January 25, 2008	10.1
2.2		Agreement and Plan of Merger dated as of September 18, 2006 among ATG, eStara, Inc., Arlington Acquisition Corp., Storrow Acquisition Corp., and the stockholder representative and principal stockholders of eStara named therein		8-K	September 22, 2006	10.1
2.3		Amendment No. 1 to Agreement and Plan of Merger dated as of October 2, 2006 among ATG, eStara, Inc. and the stockholder representative named therein		8-K	October 6, 2006	2.2
3.1		Amended and Restated Certificate of Incorporation		S-8	June 12, 2003	4.1
3.2		Amended and Restated By-Laws		S-3	July 6, 2001	4.2
4.1		Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (SEC file no. 000-26679)		8-K	October 2, 2001	4.1
10	.1*	Amended and Restated 1996 Stock Option Plan (including forms of agreements)		10-Q	August 7, 2007	10.1
10	.2*	Amended and Restated 1999 Outside Director Stock Option Plan (including forms of agreements)		10-Q	August 7, 2007	10.2
10	.3*	1999 Employee Stock Purchase Plan		DEF14A (proxy statement)	April 10, 2006	Annex A
10.4		Primus 1999 Non-Officer Stock Option Plan		10-K	March 16, 2005	10.4
10.5		Primus 1999 Stock Incentive Compensation Plan, as amended		8-K	April 25, 2007	99.3
10	.6*	General Change-in-Control Policy for Employees		10-Q	November 9, 2004	10.21
10	.7*	Amended and Restated Employment Agreement dated November 8, 2004 with Robert Burke		10-Q	November 9, 2004	10.22
10	.8*	Offer letter with Julie M.B. Bradley dated July 6, 2005		10-Q	November 8, 2005	10.1
10	.9*	Offer letter with John Federman dated September 15, 2006	X
10	.10*	Offer Letter with Andrew Reynolds dated July 23, 2007	X
10	.11*	Resignation Agreement between John Federman and Company, dated October 9, 2007	X	—
10	.12*	2007 Executive Management Compensation Plan, as amended, July 23, 2007		10-Q	November 5, 2007	10.2
10	.13*	Amended and Restated Non-Employee Director Compensation Plan, as amended		10-Q	August 7, 2007	10.4
10.14		Lease agreement dated May 6, 2006 with RREEF America REIT II Corp. PPP		10-Q	May 10, 2006	10.33

		Filed with
		This	Incorporated by Reference
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

10.15	Lease dated October 6, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.5
10.16	First Amendment to Lease dated December 30, 1999 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.6
10.17	Second Amendment to Lease dated August 20, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.7
10.18	Third Amendment to Lease dated December 22, 2000 with Pine Street Investors I, LLC		10-K	March 28, 2003	10.8
10.19	Fourth Amendment to Lease dated July 15, 2001 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.10
10.20	Fifth Amendment to Lease dated March 31, 2003 with Pine Street Investors I, LLC		10-K	March 15, 2004	10.11
10.21	Amended and Restated Loan and Security Agreement dated June 13, 2002 with Silicon Valley Bank		10-Q	August 14, 2002	10.1
10.22	First Loan Modification Agreement dated September 30, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.1
10.23	Amendment Agreement dated October 4, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.2
10.24	Second Loan Modification Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.21
10.25	Fourth Loan Modification Agreement dated November 26, 2003 with Silicon Valley Bank		10-K	March 15, 2004	10.25
10.26	Fifth Loan Modification Agreement dated June 2004 with Silicon Valley Bank		10-Q	August 9, 2004	10.26
10.27	Letter Agreement re: Loan Arrangement with Silicon Valley Bank dated June 16, 2004		10-Q	August 9, 2004	10.25
10.28	Sixth Loan Modification Agreement dated November 24, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.28
10.29	Seventh Loan Modification Agreement dated December 21, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.29
10.30	Eighth Loan Modification Agreement dated December 30, 2005 with Silicon Valley Bank		10-K	March 16, 2006	10.31
10.31	Ninth Loan Modification Agreement dated February 10, 2006 with Silicon Valley Bank		10-Q	May 10, 2006	10.32
10.32	Tenth Loan Modification Agreement dated October 4, 2006 with Silicon Valley Bank		8-K	October 5, 2006	10.1
10.33	Eleventh Loan Modification Agreement dated May 7, 2007 with Silicon Valley Bank		10-Q	August 7, 2007	10.5
10.34	Twelfth Loan Modification Agreement dated September 5, 2007 with Silicon Valley Bank		10-Q	November 5, 2007	10.1
10.35	Securities Account Control Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.20
21.1	Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X

Filed with
		This	Incorporated by Reference
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

* Management contract or compensatory plan.