Form 10-Q
period 2008-03-31
ART TECHNOLOGY GROUP INC
filed 2008-05-12
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2008 there were 128,779,383 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$29,177	$34,419
Marketable securities (including restricted cash of $1,669 at March 31, 2008)	15,534	16,460
Accounts receivable, net of reserves of $761 ($958 in 2007)	36,850	40,443
Deferred costs, current	692	790
Prepaid expenses and other current assets	4,288	2,741

Total current assets	86,541	94,853

Property and equipment, net	8,576	7,208
Deferred costs	2,613	2,337
Other assets	1,376	1,475
Marketable securities (including restricted cash of $419 at March 31, 2008)	2,222	1,062
Intangible assets, net	11,021	11,109
Goodwill	67,522	59,675

Total Assets	$179,871	$177,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,485	$3,619
Accrued expenses	16,711	19,082
Deferred revenue, current portion	37,501	35,577
Accrued restructuring, current portion	857	855

Total current liabilities	59,554	59,133

Accrued restructuring, less current portion	—	225
Other liabilities	498	487
Deferred revenue, less current portion	10,826	10,777
Commitments and contingencies (Note 6 )
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; issued — 129,693,848 and 129,293,221 shares at March 31, 2008 and December 31, 2007, respectively	1,297	1,293
Additional paid-in capital	307,735	305,151
Accumulated deficit	(196,587)	(195,745)
Treasury stock, at cost (986,960 shares at March 31, 2008 and December 31, 2007)	(2,902)	(2,902)
Accumulated other comprehensive loss	(550)	(700)

Total stockholders’ equity	108,993	107,097

Total Liabilities and Stockholders’ Equity	$179,871	$177,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended
	March 31,
	2008	2007
Revenue:
Product licenses	$9,257	$6,609
Recurring services	20,943	17,470
Professional and education services	6,330	5,153

Total revenue	36,530	29,232

Cost of Revenue:
Product licenses	387	540
Recurring services	7,606	5,143
Professional and education services	6,914	5,598

Total cost of revenue	14,907	11,281

Gross Profit
	21,623	17,951

Operating Expenses:
Research and development	7,021	5,781
Sales and marketing	11,537	9,544
General and administrative	4,329	4,603
Restructuring benefit	—	(68)

Total operating expenses	22,887	19,860

Loss from operations	(1,264)	(1,909)
Interest and other income, net	628	448

Loss before provision for income taxes	(636)	(1,461)
Provision for income taxes	206	—

Net loss	$(842)	$(1,461)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	128,435	127,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:

Net loss	$(842)	$(1,461)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,028	1,854
Stock-based compensation expense	1,830	1,084

Net changes in current assets and liabilities:
Accounts receivable	3,725	4,605
Prepaid expenses and other current assets	(22)	(1,834)
Deferred costs	(178)	(284)
Accounts payable	703	389
Accrued expenses and other liabilities	(1,899)	(2,171)
Deferred revenue	1,973	6,223
Accrued restructuring	(223)	(328)

Net cash provided by operating activities	7,095	8,077

Cash Flows from Investing Activities:
Purchases of marketable securities	(9,196)	(1,678)
Maturities of marketable securities	11,050	4,650
Purchases of property and equipment	(2,375)	(1,399)
Collateralization of letters of credit	(2,088)	—
Payment of acquisition costs, net of cash acquired	(10,673)	(793)
Increase in other assets	—	9

Net cash (used in) provided by investing activities	(13,282)	789

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	509	234
Proceeds from employee stock purchase plan	250	202
Payments on capital leases	—	(17)

Net cash provided by financing activities	759	419

Effect of foreign exchange rate changes on cash and cash equivalents	186	(68)

Net (decrease) increase in cash and cash equivalents	(5,242)	9,217

Cash and cash equivalents, beginning of period	34,419	17,911

Cash and cash equivalents, end of period	$29,177	$27,128

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
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
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
     (c) Accounts Receivable
     Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods. Accounts receivable also included $1.4 million and $1.6 million of unbilled accounts receivable at March 31, 2008 and December 31, 2007, respectively. Unbilled receivables consist of future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within the following month.
     (d) Revenue Recognition
     ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which is comprised of support and maintenance services, application hosting services and eStara e-commerce optimization service solutions, and (3) professional and education services. ATG sells these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as discussed below (1. Sale of Perpetual Software Licenses, 2. Sale of Application Hosting Agreements, and 3. Sale of eStara e-Commerce Optimization Service Solutions). The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), or Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) applying the provisions of Emerging Issues

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), depending on the nature of the arrangement.
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
1. Sales of Perpetual Software Licenses
     ATG licenses software under perpetual license agreements and applies the provisions of SOP 97-2, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software, which is generally through license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s customary payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor-specific objective evidence of fair value of the undelivered elements in the transaction. Substantially all of the Company’s software license arrangements do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     In connection with these arrangements, the costs incurred for the set-up and implementation of the application hosting environment and software are deferred until commencement of the application hosting service. These costs are amortized to cost of recurring services revenue ratably over the application hosting period, or estimated life of the customer arrangement consistent with the period of recognizing the related revenue under the customer arrangement. Deferred costs include incremental direct costs with third parties and certain internal direct costs, such as direct salary and benefits, related to the set-up and implementation services. Total deferred costs were $3.3 million and $3.1 million as of March 31, 2008 and December 31, 2007, respectively.
3. Sales of eStara e-Commerce Optimization Services Solutions
     ATG derives revenue from e-commerce optimization services solutions, which are hosted services that enable customers to increase their volume of sales. eStara e-commerce optimization services solutions are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution that is typically contracted for a one year term. The Company recognizes revenue in accordance with SAB 104, and recognizes revenue on a monthly basis as the service is provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances eStara e-commerce optimization services solutions are bundled with ATG software arrangements, which typically includes support and maintenance services and professional services for the perpetual software license. Since the Company does not have vendor specific objective evidence of fair value for eStara e-commerce optimization services solutions, the up-front fees received under the arrangement are deferred and recognized ratably over the period of providing the eStara e-commerce optimization services solutions.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (e) Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which for the Company includes net loss, unrealized gains (losses) on available-for-sale marketable securities, and foreign currency translation adjustments that have generally been reported in the statement of stockholders’ equity.
The components of comprehensive loss for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Net loss	$(842)	$(1,461)
Foreign currency translation adjustment	150	(144)

Comprehensive loss	$(692)	$(1,605)

     (f)  Classification of Marketable Securities
     In the first quarter of 2008, the Company transferred its held-to-maturity securities to available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended, due to selling certain debt securities prior to their maturity dates in connection with the CleverSet acquisition. The total transfer was $17.5 million (at amortized cost) of marketable securities with an unrealized loss of $1,000. The unrealized loss on the available-for-sale securities was immaterial at March 31, 2008. Available-for-sale securities are recorded at fair value.
     (g) Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral.
At March 31, 2008 one customer balance accounted for 10% or more of accounts receivable. No customer balance accounted for 10% or more of accounts receivable at December 31, 2007. No customer accounted for 10% or more of total revenue in the three month periods ended March 31, 2008 or 2007.
     (h) New Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“Statement 161”), which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is not currently involved in hedging activities. The adoption of this statement is not expected to have any impact to the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 14(R) changes current

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
     (2) Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money, restricted stock and restricted stock unit awards. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options, restricted stock and restricted stock unit awards. The Company’s potentially diluted shares have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net loss per share for the three month periods ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	2008	2007
Net loss	$(842)	$(1,461)
Weighted average common shares outstanding used in computing basic net loss per share	128,435	127,194
Dilutive employee common stock equivalents	—	—

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net loss per share	128,435	127,194

Basic and diluted net loss per share	(0.01)	(0.01)

Anti-dilutive common stock equivalents	18,679	15,484

     (3) Stock-Based Compensation
     The Company accounts for stock-based compensation pursuant to SFAS 123R, and compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Grant-Date Fair Value
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the three months ended March 31, 2008 and 2007 and related weighted average assumptions is as follows:

	Three months ended March 31,
Stock Options	2008	2007
Options granted (in thousands)	714	489
Weighted-average exercise price	$3.77	$2.36
Weighted-average grant date fair value	$2.96	$1.95
Assumptions:
Expected volatility	76%	101%
Expected term (in years)	6.25	6.25
Risk-free interest rate	3.31%	4.75%
Expected dividend yield	—	—
     Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s common stock. As such, the Company uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for the period that is commensurate with the stock option’s expected term.
     Expected term — Since adopting SFAS 123R the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company has utilized the safe harbor provision in Staff Accounting Bulletin No. 107 (as extended by Staff Accounting Bulletin No. 110) to determine the expected term of its stock options.
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
     Stock-Based Compensation Expense
     The Company generally uses the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 5% to all unvested options as of March 31, 2008. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
     During the three months ended March 31, 2008, the Company granted restricted stock units (“RSUs”) covering an aggregate of 2,345,200 shares of its common stock with a total fair value of $8.3 million. The fair value of RSU grants is based on the market price of ATG’s common stock on the date of grant. The RSU grants provide the holder with the right to receive shares of ATG common stock upon vesting.
     Stock-based compensation expense related to RSU grants is generally recognized on a straight-line basis over the requisite service period. Most of the RSU awards vest based on the lapse of time (i.e. service period). These time-based RSUs vest 25% annually beginning a year and thirty days after the date of grant. Some of the RSU awards are subject to performance criteria. These performance-based RSUs vest 25% annually if a specified annual adjusted operating profit goal is met and will vest in full, immediately, if a specified revenue goal is met. At March 31, 2008, the Company deems certain of the performance criteria in these performance-based RSUs to be probable

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of achievement, resulting in stock-based compensation expense being recognized on an accelerated basis over the requisite service period. The achievement of the performance criteria for the awards to immediately vest is currently not deemed to be probable by the Company.
     RSU and restricted stock award (“RSA”) grants to the Company’s Board of Directors generally occur in the second quarter of each fiscal year. RSA grants to members of the Company’s Board of Directors vest quarterly over one year, and the related stock-based compensation expense is recognized ratably over one year. RSU grants to members of the Company’s Board of Directors vest at the end of one year, and the related stock-based compensation expense is being recognized ratably over one year.
     During the three months ended March 31, 2008 and 2007, stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards was $1.8 million and $1.1 million, respectively. As of March 31, 2008, there was $15.5 million of total unrecognized compensation cost related to unvested awards of stock options, RSAs and RSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years.
     Stock Award Activity
     A summary of the activity under the Company’s stock option plans as of March 31, 2008 and changes during the three-month period then ended, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2007	14,147	$2.62
Options granted	714	3.77
Options exercised	(314)	1.62
Options forfeited	(404)	2.42

Options outstanding at March 31, 2008	14,143	2.70	6.8	$27,072

Options exercisable at March 31, 2008	9,587	2.75	6.0	21,140
Options vested or expected to vest at March 31, 2008 (1)	13,867	$2.71	6.7	$26,690

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
     During the three months ended March 31, 2008 and 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.7 million and $0.2 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.5 million and $0.2 million, respectively.
     A summary of the Company’s restricted stock and restricted stock unit award activity as of March 31, 2008 and changes during the period then ended is presented below:

	Restricted	Weighted
	Share and	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2007	2,359	$2.57
Awards granted	2,345	3.55
Restrictions lapsed	(13)	2.49
Awards forfeited	(155)	3.18

Non-vested awards outstanding at March 31, 2008	4,536	$3.06

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (4) Share Repurchase Program
     On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $20.0 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. During the three months ended March 31, 2008, the Company did not repurchase any shares of its common stock. Under the program to date, the Company has repurchased 986,960 shares of its common stock at a cost of $2.9 million.
     (5) Disclosures About Segments of an Enterprise
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. SFAS No. 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer. To date, the Company has viewed its operations and manages its business as principally one segment with three product offerings: software licenses, recurring services and professional and education services. The Company evaluates these product offerings based on their revenue and gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.
     Revenue from sources outside of the United States was approximately $11.6 million and $7.5 million for the three months ended March 31, 2008 and 2007. Revenues from international sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s software sales are delivered from its headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three months ended March 31, 2008 and March 31, 2007:

	Three months ended
	March 31,
	2008	2007
United States	68%	74%
United Kingdom (UK)	11	13
Europe, Middle East and Africa (excluding UK)	18	11
Other	3	2

	100%	100%

     (6) Fair Value Measurement
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.
     As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3: Unobservable inputs are used when little or no market data is available and requires the Company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in its assessment of fair value.
     The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at March 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,936	$2,943	$1,993	—
Short-term restricted cash	1,669	1,669	—	—
Short-term available-for- sale securities	13,865	—	13,865	—
Long-term restricted cash	419	419	—	—
Long-term available — for-sale securities	1,803	—	1,803	—

Total assets at fair value	$22,692	$5,031	$17,661	—

     The Company’s marketable securities investments consist of U.S. Treasury and U.S. government agency securities, certificates of deposit, commercial paper, and corporate debt securities. The fair value of the Company’s marketable securities is based on a market approach utilizing quoted market prices of identical instruments or other observable market inputs.
     (7) Credit Facility
     On January 31, 2008, the Company chose to allow its credit facility to expire in accordance with its terms. As a result, the Company cash collateralized $2.1 million in outstanding letters of credit with certificates of deposit. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the lease. The letters of credit had been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011.
     (8) Acquisitions — CleverSet, Inc.
     On February 5, 2008, the Company acquired all of the outstanding shares of common stock of privately held eShopperTools.com, Inc., dba CleverSet (“CleverSet”) for a purchase price of approximately $9.3 million, comprised of $9.1 million paid to the shareholders, including the extinguishment of convertible debt, and acquisition costs of $0.2 million. The purchase of CleverSet augments the Company’s e-commerce optimization solution offerings with CleverSet’s automated personalization engines, which present e-commerce visitors with relevant recommendations and information designed to increase conversion rates and order size. The Company is currently

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
determining the final allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired as of the acquisition date. In addition, the merger agreement provides for a working capital adjustment for which the Company has recorded a $1.1 million other receivable in prepaid expenses and other current assets.
     In determining the purchase price allocation, the Company considered, among other factors, the expected use of the acquired assets, historical demand and estimates of future demand of CleverSet’s products and services. The fair value of intangible assets was primarily determined using the income approach, which is based upon a forecast of the expected future net cash flows associated with the assets. These net cash flows were then discounted to a present value by applying a discount rate of 10% to 40%. The discount rate was determined after consideration of CleverSet’s weighted average cost of capital and the risk associated with achieving forecast sales related to the technology and assets acquired from CleverSet.
     The preliminary purchase price has been allocated based on the estimated fair values as of the acquisition date. The following represents the preliminary allocation of the purchase price (in thousands):

Cash	$265
Accounts receivable	133
Prepaid expenses and other assets	330
Property, plant and equipment	56
Goodwill	7,847
Intangible assets:
Customer relationships (estimated useful life of 3 years)	160
Developed product technology (estimated useful life of 3 years)	810

Total intangible assets	970
Accounts payable	(162)
Accrued expenses	(139)

Total purchase price	$9,300

     The consolidated financial statements include the results of CleverSet from the date of acquisition. The following unaudited consolidated pro forma financial information, which assumes the CleverSet acquisition occurred as of January 1, 2007, is presented after giving effect to certain adjustments, primarily amortization of intangible assets. The unaudited consolidated pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been in effect for the periods presented or of results that may occur in the future (in thousands, except per share data):

	For the three months ended
	March 31,
	2008	2007
	(Unaudited)

Pro forma revenue	$36,628	$29,572
Pro forma net loss	$(1,400)	$(2,242)
Pro forma net loss per share — basic and diluted	$(0.01)	$(0.02)

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (9) Commitments and Contingencies
     Indemnifications
     The Company in general agrees to indemnification provisions in its software license agreements and real estate leases in the ordinary course of its business.
     With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property rights of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company believes such laws and practices, along with its internal development processes and other policies and practices, limit its exposure related to the indemnification provisions of the software license agreements. However, in recent years there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. From time to time, the Company’s customers have been subject to third party patent claims, and the Company has agreed to indemnify these customers from claims to the extent the claims relate to our products.
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
     (10) Restructuring
     During the years 2001 through 2005, the Company initiated restructuring actions to realign its operating expenses and facilities with the requirements of its business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of its employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions, the Company has recorded restructuring charges based in part upon estimates of the costs ultimately to be paid for the actions it has taken. When circumstances result in changes in ATG’s estimates relating to accrued restructuring costs, these changes are recorded as additional charges or benefits in the period in which the change in estimate occurs. In the first three months of 2007, the Company recorded a net benefit of $0.1 million in connection with finalizing a contractual obligation with a landlord, which was offset in part by changes in estimates resulting in additional accruals. As of March 31, 2008, the Company had an accrued restructuring liability of $0.9 million related to facility related costs.
     A summary of the Company’s changes in estimates and activity in its restructuring accruals is as follows (in thousands):

	2003	2001
	Actions	Actions	Total
Balance December 31, 2007	$133	$947	$1,080
Facility related payments	(27)	(196)	(223)

Balance March 31, 2008	$106	$751	$857

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     At March 31, 2008, the amounts accrued related to ongoing lease arrangements on two abandoned facilities. The restructuring accrual is net of the contractual amounts due under executed sub-lease agreements.
     For additional information on the Company’s restructuring actions, please see the Company’s Annual Report on
Form 10-K for the year ended December 31, 2007.
     (11) Goodwill and Intangible Assets
     Goodwill
     The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2007, nor in any of the periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of 2008. The following table presents the changes in goodwill during fiscal 2008 and 2007 (in thousands):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2008	2007
Balance at the beginning of the year	$59,675	$59,328
Acquisition of CleverSet	7,847	—
eStara earn-out payment	—	621
Collection of eStara accounts receivable previously reserved	—	(274)

Total	$67,522	$59,675

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
     Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,660	$(6,733)	$4,927	$11,500	$(6,196)	$5,304
Developed technology	9,710	(4,596)	5,114	8,900	(4,145)	4,755
Trademarks	1,400	(420)	980	1,400	(350)	1,050

Total intangible assets	$22,770	$(11,749)	$11,021	$21,800	$(10,691)	$11,109

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.1 million and $1.2 million for the three month periods ended March 31, 2008 and 2007, respectively.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2008	$3,253
2009	3,704
2010	3,032
2011	1,032

Total	$11,021

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the notes contained in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, or divestitures of business combinations that may be announced after the date hereof. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions to help identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those referred to in Part II, Item 1A, under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report.
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
     In the longer term, we expect this transition to result in greater stability and predictability in our revenues, and a pattern of growth in our total GAAP revenue that is more reflective of our sales cycle. In the interim, however, the effect of this shift in our business model has been to adversely affect our near term revenue growth and net income.
     During the first quarter of 2008 we recognized approximately $3.5 million as revenue that was previously deferred in 2007. This recognition resulted from certain events that occurred in the quarter that drove accelerated revenue recognition.

ART TECHNOLOGY GROUP, INC.
Key measures that we use to evaluate our performance
     The change to our business model has required our management to re-consider the measures that we use to evaluate our business results. In addition to the traditional measures of financial performance that are reflected in our results of operations determined in accordance with GAAP, we also monitor certain non-GAAP financial measures of the performance of our business. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations. Among the GAAP and non-GAAP measures that we believe are most important in evaluating the performance of our business are the following:
•	We use net income and gross margins on our recurring services revenue and professional services and education services revenue to measure our success at meeting cash and non-cash cost and expense targets in relation to revenue earned.

•	We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as product license revenue as reported on our statement of operations plus the contract value of licenses executed in the current period less revenue that was recognized from licenses executed in prior periods. We believe that this measure provides us with an indication of the amount of new software license business that our direct sales team has added in the period. Product license revenue associated with a particular transaction may be deferred for reasons other than the presence of a managed application hosting or eStara e-commerce optimization solutions arrangement, such as the presence of credit risk or other contractual terms that, under GAAP, require us to defer the recognition of revenue. The deferred revenue for such a transaction may be recognized in a single future period when the conditions that originally required deferral have been resolved, rather than ratably. We include all additions to deferred product license revenue in our calculation of product license bookings.

•	We use cash flow from operations as an indicator of the success of the business. Because a significant portion of our revenue is deferred, in the near term our net income may be significantly different from the cash that we generate from operations. Cash flow from operations is typically higher in the quarters following our seasonally stronger product license bookings quarters, which have historically been the fourth and second quarters.

•	We use recurring services revenue, as reported in our statement of operations, to evaluate the success of our strategy to deliver site-independent online services and the growth of our ratable revenue sources. We expect that recurring services revenue will continue to increase as a percentage of total revenue in future periods. Recurring services revenue includes eStara e-commerce optimization services solutions, application hosting services and support and maintenance related to ATG e-commerce platform sales.

•	We use days sales outstanding (“DSO”), calculated by dividing accounts receivable in the period by revenue and multiplying the result by the number of days in the period. We also use a modified DSO that adjusts our revenue by the change in deferred revenue during the period to provide us with a more accurate picture of the strength of our accounts receivables and related collection efforts. The percentage of accounts receivable that are less than 60 days old is an important factor that our management uses to understand the strength of our accounts receivable portfolio. This measure is important because a disproportionate percentage of our product license bookings often occurs late in the quarter, which has the effect of increasing our DSO and modified DSO.

ART TECHNOLOGY GROUP, INC.
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
Recent Events
     On February 5, 2008, we acquired CleverSet for approximately $9.3 million in cash. CleverSet is a provider of automated personalization engines used to optimize e-commerce experiences by presenting visitors with relevant recommendations and information. CleverSet’s next-generation technology has been shown to significantly lift e-commerce revenue by increasing conversion rates and order size. We will offer these services under our eStara brand. We have preliminarily allocated the purchase price based on the estimated fair values of assets and liabilities as of the acquisition date. We expect CleverSet to be dilutive to our earnings in 2008.

ART TECHNOLOGY GROUP, INC.
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
      As of March 31, 2008 there has been no material change in any of the critical accounting policies and estimates described in our Annual Report on Form 10-K. For a description of the critical accounting policies that we consider to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment, see our Annual report on Form 10-K for the year ended December 31, 2007, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

ART TECHNOLOGY GROUP, INC.
Results of Operations
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three months ended
	March 31,
	2008	2007
Revenue:
Product licenses	26%	23%
Recurring services	57	60
Professional and education services	17	17

Total revenue	100	100
Cost of Revenue:
Product licenses	1	2
Recurring services	21	18
Professional and education services	19	19

Total cost of revenue	41	39

Gross profit	59	61
Operating Expenses:
Research and development	19	20
Sales and marketing	32	32
General and administrative	11	16
Restructuring benefit	—	—

Total operating expenses	62	68

Loss from operations	(3)	(7)
Interest and other income, net	2	2

Loss before provision for income taxes	(1)	(5)
Provision for income taxes	(1)	—

Net loss	(2)%	(5)%

The following table sets forth, for the periods indicated, our cost of our revenue as a percentage of the related revenue and the related gross margins:

	Three months ended
	March 31,
	2008	2007
Cost of product license revenue	4%	8%
Gross margin on product license revenue	96	92

Cost of recurring services revenue	36	29
Gross margin on recurring services revenue	64	71

Cost of professional and education services revenue	109	109
Gross margin on professional and education services revenue	(9)	(9)

ART TECHNOLOGY GROUP, INC.
Three months ended March 31, 2008 and 2007
Revenue

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Total revenue	$36,530	$29,232
     Total revenue increased $7.3 million or 25% to $36.5 million for the three months ended March 31, 2008 from $29.2 million for the three months ended March 31, 2007. The increase in revenue for the three month period ended March 31, 2008 is primarily attributable to growth in the recurring services revenue and product licenses revenue. Recurring services revenue grew $3.5 million for the three months ended March 31, 2008, driven by growth in the eStara e-commerce optimization services solutions and managed application hosting services business. eStara e-commerce optimization services solutions and managed application hosting services revenue increased $2.9 million, or 38%, for the three months ended March 31. 2008. Product license revenue increased $2.6 million, or 40%, for the three months ended March 31, 2008. In addition, professional services revenue increased $1.2 million for the three months ended March 31, 2008.
     Revenue generated from international customers increased to $11.6 million, or 32%, of total revenues, for the three months ended March 31, 2008, from $8.0 million, or 27% of total revenues, for the three months ended March 31, 2007.
     No customer accounted for 10% or more of total revenue in the three month periods ended March 31, 2008 and March 31, 2007.
     We expect full year 2008 revenues in the range of $159 million to $165 million.
Product Licenses Revenue

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Product license revenue	$9,257	$6,609
As a percent of total revenue	26%	23%
     Product license revenue increased 40% to $9.3 million for the three months ended March 31, 2008 from $6.6 million for the three months ended March 31, 2007. The increase for the three month period ended March 31, 2008 was due to higher product license bookings compared to the three months ended March 31, 2007 and the recognition of $3.5 million in product license revenue which had previously been deferred, partially offset by a $3.2 million increase in product license bookings that were deferred in the quarter. Product license revenue generated from international customers was $3.4 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007.
     We expect full year 2008 product license revenues to increase approximately 18% to 28% from 2007.

ART TECHNOLOGY GROUP, INC.
Product license bookings
     Product license bookings is a non-GAAP term that we define as product license revenue as reported in our statement of operations plus the net change in deferred product license revenue during the period. We believe that this measure provides us with an indication of the amount of new business that our direct sales team has added in the period. The following table summarizes our product license bookings for the quarters ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Product license bookings	$11,448	$8,921
Increase in product license deferred revenue	(5,693)	(2,426)
Product license deferred revenue recognized	3,502	114

Product license revenue	$9,257	$6,609

     We deferred approximately 50% of our bookings for the three months ended March 31, 2008 compared to 27% for the three months ended March 31, 2007 due to the inclusion of eStara e-commerce optimization services solutions and other elements in our contracts. This deferral will be recognized in future periods when delivery of the service occurs or as contractual requirements are met. During the three months ended March 31, 2008 we recognized $3.5 million that was previously deferred of which approximately $1.0 million was ratably recognized revenue due to the change in our business model and the remainder related to resolution of contractual elements that precluded revenue recognition in prior periods.
     We expect full year 2008 product license bookings to increase approximately 10% to 20% from 2007.
Recurring services revenue

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Support and maintenance	$10,657	$10,035
eStara e-commerce optimization services solutions and managed application hosting services	10,286	7,435

Total recurring services revenue	$20,943	$17,470

As a percent of total revenue	57%	60%

     Our recurring services revenue increased 20% to $20.9 million for the three months ended March 31, 2008 from $17.5 million for the three months ended March 31, 2007, as follows:
•	Support and maintenance revenue increased 6% to $10.7 million for the three months ended March 31, 2008 from $10.0 million for the three months ended March 31, 2007. The increase is due to growth in our installed base of ATG e-commerce software attributable to the increase in product license bookings partially offset by the deferral of approximately $0.6 million of revenue due to arrangements that were sold in conjunction with managed application hosting services or eStara e-commerce optimization services solutions that remain undelivered as of March 31, 2008.

•	eStara e-commerce optimization services solutions and managed application hosting services revenue increased 38% to $10.3 million in 2008 from $7.4 million in 2007. This is driven by growth in the number of customers utilizing eStara e-commerce optimization services solutions and increased utilization by our existing

ART TECHNOLOGY GROUP, INC.
customer base. Included in eStara e-commerce optimization services solutions revenues for the three months ended March 31, 2008 is revenue from our commercial personalization services generated by CleverSet.
     We expect full year 2008 recurring services revenues to increase approximately 23% to 24% from 2007, which includes approximately 10% growth in support and maintenance and approximately 35% to 45% growth in eStara e-commerce optimization services solutions and managed application hosting services.
Professional and education services revenue

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Professional and education services revenue	$6,330	$5,153

As a percent of total revenue	17%	17%

     Professional and education services revenue increased 23% to $6.3 million for the three months ended March 31, 2008 from $5.2 million for the three months ended March 31, 2007, and remained 17% percent of total revenue in 2008 as in 2007. Professional services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. Professional services revenue increased 17% to $5.4 million in 2008 from $4.4 million in 2007, due to an increase in implementation activity associated with growth in our product license bookings in 2008, partially offset by the deferral of revenue for services related to managed application hosting and eStara e-commerce optimization services solutions arrangements that will be recognized ratably once the services commence. Education revenue, which consists primarily of training of customer personnel, consultants and strategic partners on the use of our products and services, increased 60% to $0.8 million in 2008 from $0.5 million in 2007 due to an increased focus on developing our partner and consultant practices.
     Based on our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, we are increasingly focusing on testing and certifying partners rather than continuing to grow our professional services business. For this reason, we expect minimal growth in professional services revenue for the full year of 2008.

ART TECHNOLOGY GROUP, INC.
Cost of product license revenues

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cost of product license revenue	$387	$540
As a percent of license revenue	4%	8%

Gross margin on product license revenue	$8,870	$6,069
As a percent of license revenue	96%	92%
     Cost of product license revenue includes salary, benefits and stock-based compensation costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired technology.
     Cost of product license revenue decreased 28% to $0.4 million for the three months ended March 31, 2008 from $0.5 million for the three months ended March 31, 2007. Gross margin on product license revenue was 96%, or $8.9 million, for the three months ended March 31, 2008 compared to 92%, or $6.1 million for the three months ended March 31, 2007. The decrease in the cost of product license revenue and increase in gross margin for 2008 was driven by a decrease in royalty costs due to the mix of products sold and a decrease in amortization expense related to intangibles assets acquired in the Primus acquisition due to these assets being fully amortized while product license revenue increased due to the recognition of previously deferred balances.
     We expect full year 2008 gross margin on product license revenue to approximately be 90% to 93% of product license revenue.
Cost of recurring services revenue

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cost of recurring services revenue	$7,606	$5,143
As a percent of recurring services revenue	36%	29%

Gross margin on recurring services revenue	$13,337	$12,327
As a percent of recurring services revenue	64%	71%
     Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the CleverSet and eStara acquisitions and royalties paid to vendors whose technology is incorporated into the software we use to provide recurring service products. When we perform professional consulting and implementation services in connection with managed application hosting arrangements, we generally defer the costs of our implementation and set-up activities and amortize these to cost of revenue ratably over the estimated life of the arrangement once the hosting services commence. We deferred an aggregate of $0.3 million of set-up and implementation costs for the three months ended March 31, 2008 and 2007.
     Cost of recurring services revenue increased 48% to $7.6 million for the three months ended March 31, 2008 from $5.1 million for the three months ended March 31, 2007. Gross margin on recurring services revenue was 64%, or $13.3 million for the three months ended March 31, 2008 compared to 71%, or $12.3 million for the three months ended March 31, 2007. The increase in cost of recurring services and the resulting decline in gross margin on recurring services in 2008 was due to a $1.2 million increase in labor related costs. A significant driver in the

ART TECHNOLOGY GROUP, INC.
increase in costs of recurring services revenue was a $1.2 million increase in telecommunications costs in the eStara e-commerce optimization services solutions business, because this correlated with increased recurring services revenue, there was no appreciable impact on gross margin for recurring services.
We expect full year 2008 gross margin on recurring services revenue to be approximately 66% to 68%.
Cost of professional and education services revenue

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cost of professional service revenue	$6,914	$5,598
As a percent of recurring professional service revenue	109%	109%

Gross margin on recurring services revenue	$(584)	$(445)
As a percent of recurring services revenue	(9)%	(9)%
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue increased 24% to $6.9 million for the three months ended March 31, 2008 from $5.6 million for the three months ended March 31, 2007. Gross margin on professional and education services revenue was (9)%, or $(0.6) million for the three months ended March 31, 2008 compared to (9)%, or $(0.4) million for the three months ended March 31, 2007. The increase in cost of professional and education services in 2008 was driven by a $1.0 million increase in labor related costs for professional services due to growth in our professional services organization in response to increased demand for implementation services resulting from higher product license bookings in 2008 compared to 2007.
     We expect full year 2008 gross margin on professional and educational services revenue to be approximately 5%.
Research and Development Expenses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Research and development expenses	$7,021	$5,781
As a percent of total revenue	19%	20%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date, all of our software development costs have been expensed as research and development in the period incurred.
     Research and development expenses increased 21% to $7.0 million for the three months ended March 31, 2008 from $5.8 million for the three months ended March 31, 2007 and decreased as a percentage of revenue to 19% from 20%. The increase in research and development spending was primarily attributable to an increase of $0.8 million in labor related costs due to the acquisition of CleverSet and an increase in stock-based compensation of $0.2 million due to growth of the research and development organization.
     We expect full year 2008 research and development expenses to be approximately 19% of revenue.

ART TECHNOLOGY GROUP, INC.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Sales and marketing expenses	$11,537	$9,544
As a percent of total revenue	32%	32%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
     Sales and marketing expenses increased 21% to $11.5 million for the three months ended March 31, 2008 from $9.5 million for the three months ended March 31, 2007, and were unchanged as a percentage of total revenue at 32%. The increase in spending was due to an increase in labor related cost of $0.9 million as a result of hiring additional sales personnel, increased commission of $0.7 million due to a 28% increase in product license bookings, increased stock compensation of $0.3 million, and higher marketing costs of $0.4 million due to our annual sales kick-off event in January 2008 and preparation for Insight, an industry-wide ecommerce conference organized by us. These increases were partially offset by a decline in bonus expense and a decline in amortization expense related to intangible assets acquired in the Primus acquisition due to these assets being fully amortized.
     We expect full year 2008 sales and marketing expenses to be approximately 33% of revenue.
General and Administrative Expenses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
General and administrative expenses	$4,329	$4,603
As a percent of total revenue	11%	16%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses decreased 6% to $4.3 million for the three months ended March 31, 2008 from $4.6 million for the three months ended March 31, 2007, and decreased as a percentage of total revenue to 11% from 16%.
     The decreases in 2008 of $0.3 million was due to a decrease in outside service expense incurred in the quarter. The first quarter of 2007 included additional expenses for third party personnel to augment our internal staffing and perform additional services and activities to improve and test our internal controls over financial reporting.
     We expect full year 2008 general and administrative expenses to be approximately 11% of revenue.
Stock-Based Compensation Expense
     On January 1, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. We are using the straight-line attribution method to recognize stock-based compensation expense for non-performance-based grants and the accelerated method for performance-based executive grants. Stock-based compensation cost is calculated on the date of grant based on the fair value of stock options as determined by the

ART TECHNOLOGY GROUP, INC.
Black-Scholes valuation model, or the fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $1.8 million and $1.1 million, respectively, and is reflected in our costs and expenses above based on the function of the relevant personnel.
     As of March 31, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $15.5 million, which will be recognized over a weighted average period of approximately 2.0 years.
Restructuring
     In 2005 and prior years, we implemented restructuring actions to realign our operating expenses and facilities with the requirements of our business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of our employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with these actions we have recorded restructuring charges, based in part upon our estimates of the costs ultimately to be paid for the actions we took. When circumstances result in changes in our estimates relating to our accrued restructuring costs, we reflect these changes as additional charges or benefits in the period in which the change of estimate occurs. As of March 31, 2008 and December 31, 2007, we had restructuring accruals of $0.9 and $1.1 million, respectively. We recorded no net restructuring charges or benefits for the three months ended March 31, 2008 and a net restructuring benefit of $0.1 million in the three months ended March 31, 2007. For detailed information about our restructuring activities and related costs and accruals, see Note 10 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
Interest and Other Income, Net
     Interest and other income net increased to $0.6 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007. The increase was primarily due to an increase in interest income resulting from our higher average cash and investment balances and foreign currency exchange gains due to continuing weakness in the U.S. dollar versus the Euro. Cash, cash equivalents and marketable securities increased $9.4 million to $46.9 million at March 31, 2008 from $37.5 million at March 31, 2007.
Provision for Income Taxes
     For the three months ended March 31, 2008, we recorded an income tax provision of $0.2 million. This relates to earnings in certain of our foreign subsidiaries as well as interest and penalties related to certain tax positions. For the three months ended March 31, 2007, we recorded no tax provision. We recorded no Federal income taxes in the three months ended March 31, 2008 and 2007, respectively, due to taxable operating losses.
     As a result of historical net operating losses incurred and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance against our net operating loss carryforwards, research and development credit carryforwards and other net deferred tax assets. The primary differences between book and tax income for 2008 are the amortization of capitalized research and development expenses and payments on lease restructuring reserves, offset by deferred revenue and stock-based compensation expenses.
Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity for the three months ended March 31, 2008 were our cash, cash equivalents, and short and long-term marketable securities of $44.8 million.
     Cash provided by operating activities was $7.1 million for the three months ended March 31, 2008.

ART TECHNOLOGY GROUP, INC.
•	Although we incurred a net loss of $0.8 million, it included non-cash expenses for depreciation and amortization of $2.0 million, and stock-based compensation expense of $1.8 million.

•	Deferred revenue increased $2.0 million during the period. Most of the invoices related to this deferred revenue were collected during the three months ended March 31, 2008 and therefore increased our cash flow from operations. Under applicable revenue recognition criteria, a portion of amounts billed were not recognized as revenue in 2008.

•	Accounts receivable decreased $3.7 million, or 9% in 2008. The decrease in accounts receivable is due to improved collection of outstanding accounts receivable, which resulted in a decline in days sales outstanding to 91 days at March 31, 2008 compared to 93 days at December 31, 2007. The decline in the accounts receivable balance was also impacted by a 7.1% decline in revenue due to seasonality in the first quarter of 2008 compared to the fourth quarter of 2007.

•	Accrued expenses and other liabilities decreased $1.9 million in 2008 due to unusually higher accrued expenses in 2007, notably the eStara earn out payment of $2.0 million paid in 2008 but accrued in 2007.

•	We deferred $0.2 million of costs that we incurred in connection with the implementation of customer websites during 2008. Deferring these costs has the effect of a cash outflow in 2008 that will be recorded as expense in future periods.
     Net cash used in investing activities for the three months ended March 31, 2008 was $13.3 million, which consisted of $2.4 million of capital expenditures, primarily computer equipment and software for our managed application hosting services business, $2.1 million in purchases of certificates of deposit to collateralize letters of credit, $10.7 million in payments for the CleverSet acquisition and $1.4 million and $0.6 million for payments to eStara shareholders of contingent consideration recorded as additional purchase price and bonus in 2007, respectively, partially offset by $1.9 million in net sales and maturities of marketable securities.
     Net cash provided from financing activities was minimal for the three months ended March 31, 2008. Financing activities consisted primarily of $0.8 million in proceeds from exercised stock options and the employee stock purchase plan.
     On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20.0 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the three months ended March 31, 2008 we repurchased no shares of our common stock. Under the program to date, we repurchased 986,960 of shares of our common stock at a cost of $2.9 million. We have authorization to expend an additional $17.1 million under this program as of March 31, 2008.
     We believe that our balance of $44.8 million in cash, cash equivalents and marketable securities, excluding $2.1 million of restricted cash at March 31, 2008, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

ART TECHNOLOGY GROUP, INC.
     Accounts Receivable and Days Sales Outstanding
     Our accounts receivable balance and days sales outstanding and modified days sales outstanding for the quarter ended March 31, 2008 and December 31, 2007 were as follows:

	As of and for the
	Quarter Ended
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Days sales outstanding	91	93
Revenue	$36,530	$39,326
Accounts receivable, net	$36,850	$40,443
Modified days sales outstanding (1)	79	82
Receivable less than 60 days	86%	88%

(1)	Modified days sales outstanding are computed by adjusting total revenue for the change in deferred revenue, that result is then divided by the days in the period, 90 days each quarter, to calculate revenue per day; the accounts receivable balance is then divided by revenue per day.
     We evaluate our performance on collections on a quarterly basis. As of March 31, 2008, our days sales outstanding decreased from December 31, 2007 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the current and previous quarter.
     Credit Facility
     On January 31, 2008, the Company chose to allow its credit facility to expire in accordance with its terms. As a result, the Company cash collateralized the $2.1 million in outstanding letters of credit with certificates of deposit. The collateral for the letters of credit is reflected on the Company’s balance sheets as restricted cash within short-term and long-term marketable securities. The letters of credit had been issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“Statement 161”), which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is not currently involved in hedging activities, the adoption of this statement is not expected to have any impact to the Company’s consolidated financial statements.
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

ART TECHNOLOGY GROUP, INC.
statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at March 31, 2008 and December 31, 2007 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since March 31, 2008.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at March 31, 2008 and December 31, 2007, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at March 31, 2008 and December 31, 2007, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ATG’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsel are seeking certification of a narrower class of plaintiffs and filed amended complaints in September 2007. We believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
     Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors in the market for e-commerce software and services have filed or may file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make claims of infringement against us with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege our current or future products or services infringe may make claims of infringement against us or our customers. Our agreements with our customers typically require us to indemnify them against claims of intellectual property infringement resulting from their use of our products and services. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations, and we and certain of our customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by our products or services. Any litigation over intellectual property rights, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we or our customers are accused of infringement might cause product shipment or service delivery delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. We could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.
     The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which

ART TECHNOLOGY GROUP, INC.
could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in that Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits
Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Agreement and Plan of Merger dated January 19, 2008 by and among Art Technology Group, Inc., Einstein Acquisition Corp., eShopperTools.com, Inc., Scott Anderson, as stockholder representative, and the principal stockholders identified on Schedule I thereto (without exhibits)(incorporated by reference by Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2008).

10.2	2008 Executive Management Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 6, 2008).*

10.3	Amended and Restated Employment Agreement between Art Technology Group, Inc. and Robert D. Burke, dated April 14, 2008.*

10.4	Form of Change in Control Agreement by and among Art Technology Group, Inc. and Executive Management Team Members, dated April 14, 2008.*

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

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

Date: May 12, 2008