Form 10-Q
period 2008-06-30
ART TECHNOLOGY GROUP INC
filed 2008-08-08
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2008 there were 129,049,993 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$36,097	$34,419
Marketable securities (including restricted cash of $1,669 at June 30, 2008)	14,476	16,460
Accounts receivable, net of reserves of $1,137 ($958 in 2007)	40,501	40,443
Deferred costs, current	777	790
Prepaid expenses and other current assets	3,705	2,741

Total current assets	95,556	94,853
Property and equipment, net	8,611	7,208
Deferred costs, non-current	2,331	2,337
Other assets	1,733	1,475
Marketable securities (including restricted cash of $419 at June 30, 2008)	2,124	1,062
Intangible assets, net	9,938	11,109
Goodwill	67,787	59,675

Total Assets	$188,080	$177,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,823	$3,619
Accrued expenses	19,182	19,082
Deferred revenue, current	42,610	35,577
Accrued restructuring, current	646	855

Total current liabilities	66,261	59,133
Accrued restructuring, non-current	—	225
Other liabilities	498	487
Deferred revenue, non-current	11,558	10,777
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; issued -130,311,628 shares and 129,293,221 shares at June 30, 2008 and December 31, 2007, respectively	1,303	1,293
Additional paid-in capital	309,669	305,151
Accumulated deficit	(196,239)	(195,745)
Treasury stock, at cost – (1,409,142 shares and 986,960 at June 30, 2008 and December 31, 2007, respectively)	(4,381)	(2,902)
Accumulated other comprehensive loss	(589)	(700)

Total stockholders’ equity	109,763	107,097

Total Liabilities and Stockholders’ Equity	$188,080	$177,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product licenses	$12,300	$6,515	$21,557	$13,124
Recurring services	22,946	18,519	43,889	35,989
Professional and education services	6,674	7,582	13,004	12,735

Total revenue	41,920	32,616	78,450	61,848

Cost of Revenue:
Product licenses	519	549	906	1,089
Recurring services	9,241	5,379	16,847	10,522
Professional and education services	6,495	7,171	13,409	12,769

Total cost of revenue	16,255	13,099	31,162	24,380

Gross Profit	25,665	19,517	47,288	37,468

Operating Expenses:
Research and development	7,373	6,270	14,394	12,051
Sales and marketing	13,156	11,773	24,693	21,317
General and administrative	4,863	4,648	9,192	9,251
Restructuring benefit	—	—	—	(68)

Total operating expenses	25,392	22,691	48,279	42,551

Income (loss) from operations	273	(3,174)	(991)	(5,083)
Interest and other income, net	240	521	868	969

Income (loss) before provision for income taxes	513	(2,653)	(123)	(4,114)
Provision for income taxes	165	95	371	95

Net income (loss)	$348	$(2,748)	$(494)	$(4,209)

Basic net income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.03)

Diluted net income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.03)

Basic weighted average common shares outstanding	128,805	127,388	128,620	127,291

Diluted weighted average common shares outstanding	135,010	127,388	128,620	127,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:

Net loss	$(494)	$(4,209)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,219	3,779
Non-cash stock-based compensation expense	3,831	2,525

Changes in current assets and liabilities:
Accounts receivable	74	(7)
Prepaid expenses and other current assets	(1,103)	(2,107)
Deferred costs	19	(954)
Increase in other assets	(167)	(318)
Accounts payable	42	1,652
Accrued expenses and other liabilities	572	(656)
Deferred revenue	7,814	15,438
Accrued restructuring	(434)	(616)

Net cash provided by operating activities	14,373	14,527

Cash Flows from Investing Activities:
Purchases of marketable securities	(14,613)	(5,609)
Maturities of marketable securities	17,600	9,950
Purchases of property and equipment	(3,392)	(2,422)
Collateralization of letters of credit	(2,088)	—
Payment of acquisition costs, net of cash acquired	(9,522)	(829)
Increase in other assets	—	(22)

Net cash (used in) provided by investing activities	(12,015)	1,068

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	657	647
Proceeds from employee stock purchase plan	516	436
Repurchase of common stock	(1,479)	(2,190)
Payments of employee restricted stock tax withholdings	(476)	—
Payments on capital leases	—	(35)

Net cash used in financing activities	(782)	(1,142)

Effect of foreign exchange rate changes on cash and cash equivalents	102	(138)

Net increase in cash and cash equivalents	1,678	14,315

Cash and cash equivalents, beginning of period	34,419	17,911

Cash and cash equivalents, end of period	$36,097	$32,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (1) Organization, Business and Summary of Significant Accounting Policies
     Art Technology Group, Inc. (“ATG” or “the Company”) develops and markets a comprehensive suite of e-commerce software products, and provides related services, including support and maintenance, education, application hosting, professional services and e-commerce optimization services for enhancing online sales and support.
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Certain amounts have been reclassified to conform to the current period presentation. Such reclassifications were not material to the consolidated financial statements. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
     The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     (b) Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to revenue recognition, the allowance for doubtful accounts, useful lives of fixed assets and identifiable intangible assets, deferred costs, accrued liabilities, accrued taxes, deferred tax valuation allowances and assumptions pertaining to share-based payments. Actual results could differ from those estimates.
     (c) Accounts Receivable
     Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods. Accounts receivable also include $2.6 million and $1.6 million of unbilled accounts receivable at June 30, 2008 and December 31, 2007, respectively. Unbilled receivables consist of future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within the following month.
     (d) Revenue Recognition
     ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which are comprised of support and maintenance services, application hosting services and e-commerce optimization services, and (3) professional and education services. ATG sells these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as discussed below (1. Sale of Perpetual Software Licenses, 2. Sale of Application Hosting Agreements, and 3. Sale of e-Commerce Optimization Services). The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), or Securities and Exchange Commission Staff Accounting Bulletin No. 104,

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition (“SAB 104”) applying the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), depending on the nature of the arrangement.
     Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. One of the significant judgments ATG makes related to revenue recognition is evaluating the customer’s ability to pay for the products or services provided. This judgment is based on a combination of factors, including the completion of a credit check or financial review, payment history with the customer and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.
   1. Sales of Perpetual Software Licenses
     ATG licenses software under perpetual license agreements and applies the provisions of SOP 97-2, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software, which is generally through electronic license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s customary payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor-specific objective evidence of fair value of the undelivered elements in the transaction. Substantially all of the Company’s software license arrangements do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
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
     Many of the Company’s software arrangements also include professional services for consulting implementation services sold separately under consulting engagement contracts. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under SOP 97-2. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements is recognized as the services are performed on a time and materials basis using the proportional performance method.
     Education revenue, which is recognized as the training is provided to customers, is derived from instructor led training classes either at ATG or the customer location.
     For software arrangements with multiple elements, the Company applies the residual method in accordance with SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its vendor-specific objective evidence (“VSOE”) of fair value and subsequently recognized over the period as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. Vendor-specific objective evidence of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support and maintenance services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support and maintenance services, professional services, and education. The Company has not established VSOE for its software licenses, application hosting services or e-commerce

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
optimization services. In arrangements that do not include application hosting services or e-commerce optimization services, product license revenue is generally recognized upon delivery of the software products.
   2. Sales of Application Hosting Services and Professional Services
     ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing software as a service solution to the customer in an arrangement in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), SAB 104 and EITF 00-21.
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
   3. Sales of e-Commerce Optimization Services
     ATG derives revenue from e-commerce optimization services, which are hosted services that enable customers to increase their volume of sales. e-commerce optimization services are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution that is typically contracted for a one-year term. The Company recognizes revenue on a monthly basis as the service is provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances e-commerce optimization services are bundled with ATG software arrangements, which typically include support and maintenance services and professional services for the perpetual software license. Since the Company does not have vendor-specific objective evidence of fair value for e-commerce optimization services, the up-front fees received under the arrangement are deferred and recognized ratably over the period of providing the e-commerce optimization services provided that the professional services, if applicable, have commenced.
     In certain instances, the Company sells perpetual software licenses with application hosting services and e-commerce optimization services. As noted above, in these situations all elements in the arrangement, for which the Company receives up-front fees, are recognized as revenue ratably over the period of providing the related service.
     The Company allocates and classifies revenue in its statement of operations based on its evaluation of vendor- specific objective evidence of fair value, or a proxy of fair value thereof, available for each applicable element of the transaction: professional services, support and maintenance services, application hosting services, and or e-commerce optimization services. ATG uses the residual method to determine the amount of revenue to allocate to product license revenue. As noted, the fee for each element is recognized ratably, and as such, a portion of software license revenue recorded in the statement of operations is from these ratably recognized arrangements.
     (e) Deferred Costs
     The Company defers direct costs incurred for the set-up and implementation of application hosting services until commencement of the application hosting service. In addition, for arrangements that require the Company to defer professional services revenue, such as arrangements in which the Company does not have vendor-specific objective evidence of fair value for an undelivered element in an arrangement, the Company defers the direct costs related to performing the professional services. These costs are amortized to cost of revenue ratably over the service delivery period or estimated life of the customer arrangement, consistent with the period of recognizing the related revenue under the customer arrangement. Deferred costs include incremental direct third party costs and specific internal

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
direct costs, such as direct salary and benefits, related to the set-up and implementation services and professional services. Total deferred costs were $3.1 million at each of June 30, 2008 and December 31, 2007.
     (f) Comprehensive Loss
     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. ATG’s comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) at June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$348	$(2,748)	$(494)	$(4,209)
Foreign currency translation adjustment	(16)	(50)	134	(194)
Unrealized loss on available-for-sale securities	(23)	—	(23)	—

Comprehensive income (loss)	$309	$(2,798)	$(383)	$(4,403)

     (g) Classification of Marketable Securities
     In the first quarter of 2008, the Company transferred its marketable securities classified as held-to-maturity to available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended, due to selling certain debt securities prior to their maturity dates in connection with the CleverSet acquisition. The total transfer was $17.5 million (at amortized cost) of marketable securities with an unrealized loss of $1,000. Available-for-sale securities are recorded at fair value.
     (h) Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with high credit quality financial institutions. To reduce its concentration of credit risk with respect to accounts receivable, the Company routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral.
     At June 30, 2008, one customer balance accounted for 10% or more of accounts receivable. No customer balance accounted for 10% or more of accounts receivable at December 31, 2007. One customer in the three month period ended June 30, 2008 accounted for 10% or more of total revenue. No customer in the six month period ended June 30, 2008 and the three and six month periods ended June 30, 2007 accounted for 10% or more of total revenue.
     (i) New Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is not currently involved in hedging activities. The adoption of this statement is not expected to have any impact to the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”), a replacement of FASB SFAS No. 141. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
exceptions, even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally be accounted for in purchase accounting at fair value; (4) the requirements in FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, have to be met at the acquisition date to accrue for a restructuring plan in purchase accounting; and (5) in-process research and development charges will no longer be recorded. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
     (2) Net Income (Loss) Per Share
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
     The following table sets forth the computation of basic and diluted net loss per share for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$348	$(2,748)	$(494)	$(4,209)

Weighted average common shares outstanding used in computing basic net income per share	128,805	127,388	128,620	127,291
Dilutive employee common stock equivalents	6,205	—	—	—

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	135,010	127,388	128,620	127,291

Basic net income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.03)

Diluted net income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.03)

Anti-dilutive common stock equivalents	5,838	17,142	18,081	16,313

     (3) Stock-Based Compensation
     The Company accounts for stock-based compensation pursuant to SFAS 123R. Stock-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Grant-Date Fair Value
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the six months ended June 30, 2008 and 2007 and related weighted average assumptions is as follows:

	Six Months Ended June 30,
Stock Options	2008	2007
Options granted (in thousands)	969	765
Weighted-average exercise price	$3.72	$2.43
Weighted-average grant date fair value	$2.42	$1.96
Assumptions:
Expected volatility	73.7%	90.3%
Expected term (in years)	6.25	6.25
Risk-free interest rate	3.19%	4.62%
Expected dividend yield	—	—
     Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s common stock. As such, the Company uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for the period that is commensurate with the stock option’s expected term.
     Expected term — Since adopting SFAS 123R the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company utilizes the safe harbor provision in Staff Accounting Bulletin No. 107 (as extended by Staff Accounting Bulletin No. 110) to determine the expected term of its stock options.
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
Stock-Based Compensation Expense
     The Company generally uses the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 7.5% to all unvested options as of June 30, 2008. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
     During the six months ended June 30, 2008, the Company granted restricted stock units (“RSUs”) covering an aggregate of 2,536,200 shares of its common stock with a total fair value of $9.0 million. The fair value of the RSU grants is based on the market price of ATG’s common stock on the date of grant. The RSU grants provide the holder with the right to receive shares of ATG common stock upon vesting. The Company did not grant any restricted stock awards (“RSAs”) during the six months ended June 30, 2008.
     Stock-based compensation expense related to RSU grants is generally recognized on a straight-line basis over the requisite service period. Most of the RSU awards vest based on the lapse of time (i.e. service period). These time-based RSUs vest 25% annually beginning approximately one year after the date of grant. Some of the RSU awards are subject to performance criteria. These performance-based RSUs vest 25% annually if a specified annual adjusted operating profit goal is met and will vest in full, immediately, if a specified revenue goal is met. The Company believes it is probable the annual adjusted operating profit goal will be achieved, resulting in stock-based compensation expense being recognized over the requisite service period on an accelerated basis as required by

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SFAS 123R for performance-based awards. The achievement of the performance criteria for the awards to immediately vest is currently not deemed to be probable by the Company.
     RSU grants to the Company’s Board of Directors generally occur in the second quarter of each fiscal year. The RSU grants to members of the Company’s Board of Directors vest at the end of one year, and the related stock-based compensation expense is being recognized ratably over one year.
     As of June 30, 2008, there was $19.3 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.
     During the three months ended June 30, 2008 and 2007, stock-based compensation expense related to stock options, RSA and RSU awards was $2.0 million and $1.4 million, respectively. During the six months ended June 30, 2008 and 2007, stock-based compensation expense related to stock options, RSA and RSU awards was $3.8 million and $2.5 million, respectively
Stock Award Activity
     A summary of the activity under the Company’s stock option plans as of June 30, 2008 and changes during the six-month period then ended, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding at December 31, 2007	14,147	$2.62
Options granted	969	3.72
Options exercised	(417)	1.57
Options forfeited	(658)	2.45

Options outstanding at June 30, 2008	14,041	2.73	6.5	$18,080

Options exercisable at June 30, 2008	10,035	2.72	5.8	15,635
Options vested or expected to vest at June 30, 2008 (1)	13,692	$2.72	6.5	$17,384

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
     During the six months ended June 30, 2008 and 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.9 million and $0.6 million and the total amount of cash received from exercise of these options was $0.7 million and $0.6 million, respectively.
     A summary of the Company’s RSA and RSU award activity as of June 30, 2008 and changes during the period then ended is presented below:

	Restricted	Weighted
	Share and	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2007	2,359	$2.57
Awards granted	2,536	3.54
Restrictions lapsed	(571)	2.33
Awards forfeited	(284)	3.26

Non-vested awards outstanding at June 30, 2008	4,040	$3.16

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the six months ended June 30, 2008 and 2007, the total fair value of awards vested was $1.3 million and $0.2 million, respectively.
   (4) Share Repurchase Program
     On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $20 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. For the six months ended June 30, 2008, the Company repurchased 422,182 shares of its common stock at a cost of $1.5 million. For the life of the stock repurchase program to date, the Company has repurchased 1,409,142 shares of its common stock at a cost of $4.4 million.
      (5) Disclosures About Segments of an Enterprise
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information regarding operating segments in annual financial statements. SFAS 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer. To date, the Company has viewed its operations and manages its business as principally one segment with three product offerings: software licenses, recurring services, and professional and education services. The Company evaluates these product offerings based on their revenue and gross margins. As a result, the financial information disclosed in the consolidated financial statements represents all of the material financial information related to the Company’s principal operating segment.
     Revenue from sources outside of the United States was approximately $11.7 million and $4.7 million for the three months ended June 30, 2008 and 2007, respectively, and $23.3 million and $16.8 million for the six months ended June 30, 2007 and 2008, respectively. Revenues from international sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s software sales are delivered from its headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three and six months ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	72%	72%	70%	73%
United Kingdom (UK)	11	13	11	13
Europe, Middle East and Africa (excluding UK)	15	13	17	12
Other	2	2	2	2

	100%	100%	100%	100%

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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at June 30, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$6,208	$6,208	—	—
Short-term available-for- sale securities	11,307	—	$11,307	—
Long-term available- for-sale securities	1,705	—	1,705	—

Total assets at fair value	$19,220	$6,208	$13,012	—

     The Company’s available-for-sale securities consist of U.S. Treasury and U.S. government agency securities, commercial paper, and corporate debt securities.
     (7) Restricted Cash
     The Company has collateralized $2.1 million in outstanding letters of credit with certificates of deposit. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the lease. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011.
     (8) Acquisitions – CleverSet
     On February 5, 2008, the Company acquired all of the outstanding shares of common stock of privately held eShopperTools.com, Inc., dba CleverSet (“CleverSet”) for a purchase price of approximately $9.4 million, comprised of $9.2 million paid to the shareholders, including the extinguishment of convertible debt, and acquisition costs of $0.2 million. The purchase of CleverSet augments the Company’s e-commerce optimization service offerings with CleverSet’s automated personalization engines, which present e-commerce visitors with relevant recommendations and information designed to increase conversion rates and order size. The Company is currently determining the final allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired as of the acquisition date.
     In determining the preliminary purchase price allocation, the Company considered, among other factors, the expected use of the acquired assets, historical demand and estimates of future demand of CleverSet’s products and services. The fair value of intangible assets was primarily determined using the income approach, which is based upon a forecast of the expected future net cash flows associated with the assets. These net cash flows were then

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
discounted to a present value by applying a discount rate of 10% to 40%. The discount rate was determined after consideration of CleverSet’s weighted average cost of capital and the risk associated with achieving forecast sales related to the technology and assets acquired from CleverSet.
     The purchase price has been allocated on a preliminary basis based on the estimated fair values as of the acquisition date. The following represents the preliminary allocation of the purchase price (in thousands):

Cash	$265
Accounts receivable	133
Prepaid expenses and other assets	330
Property, plant and equipment	56
Goodwill	8,112
Intangible assets:
Customer relationships (estimated useful life of 3 years)	160
Developed product technology (estimated useful life of 3 years)	810

Total intangible assets	970
Accounts payable	(162)
Accrued expenses	(289)

Total purchase price	$9,415

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

	Three Months
	Ended June 30,	Six Months Ended June 30,
	2007	2008	2007
	(in thousands)
Pro forma revenue	$33,036	$78,548	$62,608
Pro forma net loss	(3,825)	(1,031)	(6,013)
Pro forma net loss per share — basic and diluted	$(0.03)	$(0.01)	$(0.05)
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
(10) Restructuring
     During the years 2001 through 2005, the Company initiated restructuring actions to realign its operating expenses and facilities with the requirements of its business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of its employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions, the Company recorded restructuring charges based in part upon estimates of the costs ultimately to be paid for the actions it has taken. When circumstances result in changes in ATG’s estimates relating to accrued restructuring costs, these changes are recorded as additional charges or benefits in the period in which the change in estimate occurs. In the first six months of 2007, the Company recorded a net benefit of $0.1 million in connection with finalizing a contractual obligation with a landlord, which was offset in part by changes in estimates resulting in additional accruals. As of June 30, 2008, the Company had an accrued restructuring liability of $0.6 million consisting of facility related costs.
     A summary of the Company’s changes in estimates and activity in its restructuring accruals is as follows (in thousands):

	2003	2001
	Actions	Actions	Total
Balance December 31, 2007	$133	$947	$1,080
Facility related payments	(50)	(384)	(434)

Balance June 30, 2008	$83	$563	$646

     At June 30, 2008, the amounts accrued related to ongoing lease arrangements on two abandoned facilities. The restructuring accrual is net of the contractual amounts due under executed sub-lease agreements.
     For additional information on the Company’s restructuring actions, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Six Months	Year Ended
	Ended June 30,	December 31,
	2008	2007
Balance at the beginning of the year	$59,675	$59,328
Acquisition of CleverSet	8,112	—
eStara earn-out payment	—	621
Collection of eStara accounts receivable previously reserved	—	(274)

Total	$67,787	$59,675

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
     Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,660	$(7,272)	$4,388	$11,500	$(6,196)	$5,304
Developed technology	9,710	(5,070)	4,640	8,900	(4,145)	4,755
Trademarks	1,400	(490)	910	1,400	(350)	1,050

Total intangible assets	$22,770	$(12,832)	$9,938	$21,800	$(10,691)	$11,109

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.1 million and $2.1 million for the three and six month periods ended June 30, 2008 and $1.2 million and $2.5 million for the three and six month periods ended June 30, 2007, respectively.
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2008	$2,170
2009	3,704
2010	3,032
2011	1,032

Total	$9,938

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(12) Litigation
     As previously disclosed, in 2001, the Company was named as a defendant in seven purported class action suits that were consolidated into one uncertified class action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The case alleges that the Company, and certain of its former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. In October 2006, the court ruled in the Company's favor and dismissed the case on summary judgement. In June 2008, the Company entered into a settlement agreement with the individual named plaintiffs settling the litigation and the plaintiffs filed stipulations of dismissal with respect to the other six actions. In August 2008, the United States Court of Appeals dismissed the case with prejudice. The settlement is fully funded by the Company’s insurance carrier.
     As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsels are seeking certification of a narrower class of plaintiffs and filed amended complaints in September 2007. The Company believes that it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict the outcome of the litigation, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.
     The Company’s industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of the Company’s competitors in the e-commerce software and services market have filed or may file patent applications covering aspects of their technology that they may claim the Company’s technology infringes. Such competitors could make claims of infringement against the Company with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege the Company’s current or future products or services infringe may make claims of infringement against the Company or the Company’s customers. The Company’s agreements with its customers typically require it to indemnify them against claims of intellectual property infringement resulting from their use of the Company’s products and services. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations, and certain of its customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by the Company’s products or services. Any litigation over intellectual property rights, whether brought by the Company or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company or its customers are accused of infringement might cause product shipment or service delivery delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. ATG could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.
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
     We develop and market a comprehensive suite of e-commerce software products, as well as provide related services in conjunction with our products, including support and maintenance, professional services, managed application hosting services, e-commerce optimization services for enhancing online sales and support. We primarily derive revenue from the sale of software products and related services. Our software licenses are priced based on the size of the customer implementation. Our recurring services revenue is comprised of managed application hosting services, e-commerce optimization services, and support and maintenance. Managed application hosting revenue is recognized monthly as the services are provided based on a per transaction, per CPU or percent of customer’s revenue basis. e-commerce optimization services are priced on a per transaction basis and recognized monthly as the services are provided. Support and maintenance arrangements are priced based on the level of support services provided as a percent of net license fees per annum. Under support and maintenance services, customers are generally entitled to receive software upgrades and updates, maintenance releases and technical support. Professional and educational service revenue includes implementation, custom application development, technical consulting and educational training. We bill professional service fees primarily on a time and materials basis. Education services are billed as services are provided.
Shift to increasing ratably recognized revenue
     Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and was recognized at the time the license agreement was executed and delivery of the software occurred provided that the other criteria of revenue recognition was met. Beginning in the first quarter of 2007, some of our perpetual software licenses also included the sale of our managed application hosting services or e-commerce optimization services. As a result of applying the requirements of U.S. generally accepted accounting principles (“GAAP”) to our evolving business model, the revenue from an increasing number of our arrangements is being recognized on a ratable basis over the estimated term of the contract or arrangement.
     The addition of e-commerce optimization services and managed application hosting services solution offerings introduced new products in our portfolio for which we do not have vendor-specific objective evidence (or “VSOE”) of fair value. As a result, when we sell e-commerce optimization services and managed application hosting services in conjunction with e-commerce software, we defer all up-front fees, such as those for licenses, support and maintenance and professional services, received prior to the delivery of the managed application hosting services or e-commerce optimization services. We recognize these fees as revenue ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement. In addition, when professional services revenue is deferred in connection with these arrangements and other instances in which there are undelivered elements to a transaction for which we do not have VSOE of fair value, we defer the direct costs related to performing the professional services. These amounts are recognized ratably to cost of revenue in the same manner as the related revenue.
     In the longer term, we expect this transition to result in greater stability and predictability in our revenues, and a pattern of growth in our total GAAP revenue that is more reflective of our sales cycle. In the interim, however, the effect of this shift in our business model has been to adversely affect our near term revenue growth and earnings.

ART TECHNOLOGY GROUP, INC.
  Key measures that we use to evaluate our performance:
     The change to our business model has required our management to re-consider the measures that we use to evaluate our business results. In addition to the traditional measures of financial performance that are reflected in our results of operations determined in accordance with GAAP, we also monitor certain non-GAAP financial measures of the performance of our business. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations. Among the GAAP and non-GAAP measures that we believe are most important in evaluating the performance of our business are the following:
•	We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as product license revenue as reported on our statement of operations plus the contract value of licenses executed and whose recognition was deferred in the current period less revenue that was recognized from license contracts executed in prior periods. We believe that this measure provides us with an indication of the amount of new software license business that our direct sales team has added in the period. Product license revenue associated with a particular transaction may be deferred for reasons other than the presence of a managed application hosting or e-commerce optimization services arrangement, such as the presence of credit risk or other contractual terms that, under GAAP, require us to defer the recognition of revenue. The deferred revenue for such a transaction may be recognized in a single future period when the conditions that originally required deferral have been resolved, rather than ratably. We include all additions to deferred product license revenue in our calculation of product license bookings.

•	We use cash flow from operations as an indicator of the success of the business. Because a significant portion of our revenue is deferred in the near term, our net income may be significantly different from the cash that we generate from operations. Cash flow from operations is typically higher in the quarters following our seasonally stronger product license bookings quarters, which have historically been the fourth and second quarters.

•	We use recurring services revenue, as reported in our statement of operations, to evaluate the success of our strategy to deliver site-independent online services and the growth of our ratable revenue sources. We expect that recurring services revenue will continue to increase as a percentage of total revenue in future periods. Recurring services revenue includes e-commerce optimization services, application hosting services and support and maintenance related to ATG e-commerce platform sales.

•	We use revenue and gross margins on our various lines of business to measure our success at meeting cash and non-cash cost and expense targets in relation to revenue earned.

•	We use days sales outstanding (“DSO”), calculated by dividing accounts receivable in the period by revenue and multiplying the result by the number of days in the period. We also use a modified DSO that adjusts our revenue by the change in deferred revenue during the period to provide us with a more accurate picture of the strength of our accounts receivables and related collection efforts. The percentage of accounts receivable that are less than 60 days old is an important factor that our management uses to understand the strength of our accounts receivable portfolio. This measure is important because a disproportionate percentage of our product license bookings often occurs late in the quarter, which has the effect of increasing our DSO and modified DSO.

ART TECHNOLOGY GROUP, INC.
Trends in On-Line Sales and our Business
     Set forth below is a discussion of recent developments in our industry that we believe offer us significant opportunities, present us with significant challenges, and have the potential to significantly influence our results of operations.
     Trend in on-line sales.  The growth of e-commerce as an important sales channel is the principal driver for demand for our products and services. According to Forrester Research and Gartner, e-commerce sales grew 21% to $175 billion in 2007 and they are projected to grow to $335 billion by 2012. Online holiday sales grew 19% in 2007, five times the rate of growth for offline stores. As online sales continue to outpace store growth and the importance of this channel grows, we believe that retailers require more sophisticated e-commerce optimization services in order to stay competitive on-line and increase conversion rates, order size and revenue.
     E-commerce “replatforming.”  Enterprises periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. In the e-commerce software industry, we refer to these major system upgrades or replacements as “replatforming.” We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every five years. In large part due to the increased significance of the on-line sales channel, industry analysts believe that e-commerce is currently in a period of increased replatforming activity, with increased corporate spending on e-commerce optimization services across many of our markets.
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
     Rapidly evolving and increasingly complex customer requirements.  The market for e-commerce is constantly and rapidly evolving, as we and our competitors introduce new and enhanced products, retire older ones, and react to changes in Internet-related technology and customer demands. The market for e-commerce has seen coalescence of product differentiators, product commoditization and evolving industry standards. To succeed, we need to enhance our current products and develop new products on a timely basis to keep pace with market needs, satisfy the increasingly sophisticated requirements of customers and leverage strategic alliances with third parties in the e-commerce field who have complementary products.
     International expansion.  We have seen an increase in sales and pipeline growth in Europe and India. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.
     Competitive trend.  The market for online sales, marketing and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions by large competitors with significantly greater resources and installed customer bases. We expect competition to persist and intensify in the future.
Recent Events
     On February 5, 2008, we acquired CleverSet for approximately $9.4 million in cash. CleverSet is a provider of automated personalization engines used to optimize e-commerce experiences by presenting visitors with relevant recommendations and information. CleverSet’s next-generation technology has been shown to significantly lift e-commerce revenue by increasing conversion rates and order size. We expect CleverSet to be accretive to our earnings in 2009.

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
     For a description of the critical accounting policies that we consider to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment, see our Annual report on Form 10-K for the year ended December 31, 2007, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” As of the date of this report there has been no material change in any of the critical accounting policies and estimates described in that Annual Report on Form 10-K.

ART TECHNOLOGY GROUP, INC.
Results of Operations
The following table sets forth statement of operations data as percentages of total revenue for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product licenses	29%	20%	27%	21%
Recurring services	55	57	56	58
Professional and education services	16	23	17	21

Total revenue	100	100	100	100
Cost of Revenue:
Product licenses	1	2	1	2
Recurring services	22	17	21	17
Professional and education services	15	22	17	21

Total cost of revenue	39	41	40	40

Gross profit	61	59	60	60
Operating Expenses:
Research and development	18	19	18	20
Sales and marketing	31	36	31	34
General and administrative	12	14	12	15

Total operating expenses	61	69	60	69

Income (loss) from operations	1	(10)	(1)	(9)
Interest and other income, net	—	2	1	2

Income (loss) before provision for income taxes	1	(8)	—	(7)
Provision for income taxes	—	—	(1)	—

Net income (loss)	1%	(8%)	(1%)	(7%)

The following table sets forth, for the periods indicated, the cost of product license revenue as a percentage of product license revenue and the cost of services revenue as a percentage of services revenue and the related gross margins:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of product license revenue	4%	8%	4%	8%
Gross margin on product license revenue	96%	92%	96%	92%

Cost of recurring services revenue	40%	29%	38%	29%
Gross margin on recurring services revenue	60%	71%	62%	71%

Cost of professional and education services	97%	95%	103%	100%
Gross margin on professional and education services	3%	5%	(3%)	0%

ART TECHNOLOGY GROUP, INC.
Product license bookings
     Product license bookings is a non-GAAP term that we define as product license revenue as reported in our statement of operations plus the net change in deferred product license revenue during the period. We believe that this measure provides us with an indication the amount of new business that our direct sales team has added in the period. The following table summarizes our product license bookings for the quarters ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Product license bookings	$15,693	$12,166	$27,141	$21,087

Increase in product license deferred revenue	(9,670)	(5,997)	(15,363)	(8,423)
Product license deferred revenue recognized	6,277	346	9,779	460

Product license revenue	$12,300	$6,515	$21,557	$13,124

     We deferred approximately 62% and 57% of our bookings for the three and six months ended June 30, 2008 compared to 49% and 40% for the three and six months ended June 30, 2007 due to the inclusion of e-commerce optimization services, application hosting and other elements in our contracts. Deferred revenue will be recognized in future periods when delivery of the service occurs or as contractual requirements are met. During the three and six months ended June 30, 2008 we recognized $6.3 million and $9.8 million that was previously deferred compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2007. The product license deferred revenue recognized in the three and six months ended June 30, 2008 included approximately $1.8 million and $2.8 million that was from ratably recognized revenue due to the change in our business model and the remainder related to resolution of contractual elements that precluded revenue recognition in prior periods.
     We expect full year 2008 product license bookings to increase approximately 15% to 22% from 2007.
Three and Six Months ended June 30, 2008 and 2007
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Total revenue	$41,920	$32,616	$78,450	$61,848
     Total revenue increased $9.3 million or 29% to $41.9 million for the three months ended June 30, 2008 from $32.6 million for the three months ended June 30, 2007. Total revenue increased 27% to $78.5 million for the six months ended June 30, 2008 from $61.8 million for the six moths ended June 30, 2007. Revenue is derived from (1) perpetual software licenses, (2) recurring services, which is comprised of support and maintenance services, application hosting services, and e-commerce optimization services, and (3) professional and education services.
     The increase in revenue for the three month period ended June 30, 2008 is primarily attributable to growth in product license revenue and recurring services revenue. Product license revenue increased $5.8 million, or 89%, for the three months ended June 30, 2008 and recurring services revenue grew $4.4 million for the three months ended June 30, 2008.
     The increase in revenue for the six month period ended June 30, 2008 is primarily attributable to growth in the product license revenue and recurring services revenue. Product license revenue increased $8.4 million, or 64%, for the three months ended June 30, 2008. Recurring services revenue grew $7.9 million for the six months ended June 30, 2008.
     Revenue generated from international customers increased to $11.7 million, or 28%, of total revenues, and $23.3 million, or 30% of total revenue, for the three and six months ended June 30, 2008, from $8.8 million, or 27% of total revenues, and $16.7 million, or 27% of total revenue, in the comparable prior year periods.

ART TECHNOLOGY GROUP, INC.
     One customer in the three-month period ended June 30, 2008 accounted for 10% or more of total revenue. No customer in the six-month period ended June 30, 2008 and the three and six-month periods ended June 30, 2007 accounted for 10% or more of total revenue,
     We expect full year 2008 revenues in the range of $159 million to $165 million.
Product license revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Product license revenue	$12,300	$6,515	$21,557	$13,124
As a percent of total revenue	29%	20%	27%	21%
     Product license revenue increased 89% to $12.3 million for the three months ended June 30, 2008 from $6.6 million for the three months ended June 30, 2007. Product license revenue increased 64% for the six months ended June 30, 2008 from $13.1 million for the six months ended June 30, 2007. Product license revenue consists of the sale of perpetual license agreements less the deferred amounts that will be recognized on a ratable basis in the future, plus amounts that have been recognized in the current period from arrangements that were previously deferred.
     We executed contracts for the sale of perpetual software licenses totaling $15.7 million in the three month period ended June 30, 2008, an increase of $3.5 million or 29% from the corresponding prior year period. In addition, we recognized $6.3 million of license revenue that was previously deferred, an increase of $5.9 million from the corresponding prior year period. Partially offsetting these increases was $9.7 million in deferrals of licenses sold during the three months ended June 30, 2008, an increase of $3.7 million from the corresponding prior year period.
     We executed contracts for the sale of perpetual software licenses totaling $27.1 million in the six month period ended June 30, 2008, an increase of $6.1 million or 29% from the corresponding prior year period. In addition, we recognized $9.8 million of license revenue that was previously deferred, an increase of $9.3 million from the corresponding prior year period. Partially offsetting these increases was $15.4 million in deferrals of licenses sold during the six months ended June 30, 2008, an increase of $6.9 million from the corresponding prior year period.
     Product license revenue generated from international customers was $4.5 million and $7.9 million for the three and six months ended June 30, 2008 compared to $1.4 million and $2.2 million for the three months ended June 30, 2007.
     We expect full year 2008 product license revenues to increase approximately 18% to 28% from 2007.

ART TECHNOLOGY GROUP, INC.
Recurring services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Support and maintenance	$11,946	$10,461	$22,603	$20,491
e-Commerce optimization services and managed application hosting services	11,000	8,058	21,286	15,498

Total recurring services revenue	$22,946	$18,519	$43,889	$35,989

As a percent of total revenue	55%	57%	56%	58%

     Our recurring services revenue increased 24% to $22.9 million for the three months ended June 30, 2008 from $18.5 million for the three months ended June 30, 2007, as follows:
•	Support and maintenance revenue increased 14% to $11.9 million for the three months ended June 30, 2008 from $10.5 million for the corresponding period of 2007. Support and maintenance revenue increased 10% to $22.6 million for the six months ended June 30, 2008 from $20.5 million for the corresponding period of 2007. The increase in the three and six month periods is due to growth in our installed base of ATG e-commerce software, partially offset by non-renewals of support and maintenance in the installed base.

•	e-Commerce optimization services and managed application hosting services revenue increased 37% to $11.0 million in the three months ended June 30, 2008 from $8.1 million in the corresponding period of 2007. e-Commerce optimization services and managed application hosting services revenue increased 37% to $21.3 million in six months ended June 30, 2008 from $15.5 million in the corresponding period of 2007. The increased revenue in the three and six month periods of 2008 is driven by growth in the number of customers utilizing our e-commerce optimization services and increased utilization by our existing customer base. Revenue generated by the commercial personalization services technology acquired in the CleverSet transaction is included in this e-commerce optimization services revenue.
     We expect full year 2008 recurring services revenues to increase approximately 23% to 24% from 2007, which includes approximately 10% growth in support and maintenance and approximately 35% to 45% growth in e-commerce optimization services and managed application hosting services.
Professional and education services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional and education services revenue	$6,674	$7,582	$13,004	$12,735

As a percent of total revenue	16%	23%	17%	21%

     Professional and education services revenue decreased 12% to $6.7 million for the three months ended June 30, 2008 from $7.6 million for the three months ended June 30, 2007, and declined to 16% percent of total revenue in 2008 from 23% in 2007. Professional and education services revenue increased 2% for the six months ended June 30, 2008 from $12.7 million for the six months ended June 30, 2007. Professional services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction.
     The decline in professional and education services revenue for the three months ended June 30, 2008 and low growth in the six months ended June 30, 2008 was due to the net deferral of $0.6 million and $0.1 million of revenue related to arrangements where revenue and costs were deferred and will be recognized in future periods and the successful shifting of professional services engagements to our partner network. Included in professional and education services revenue for the three and six month periods ended June 30, 2008 was $0.6 million and $0.8 million of revenue related to government funded research business acquired with CleverSet.

ART TECHNOLOGY GROUP, INC.
     Based on our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, we are increasingly focusing on testing and certifying partners rather than continuing to grow our professional services business. For this reason, we expect professional services revenue to decline 5% to 10% from 2007 level for the full year of 2008.
Cost of product license revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Cost of product license revenue	$519	$549	$906	$1,089
As a percent of license revenue	4%	8%	4%	8%

Gross margin on product license revenue	$11,781	$5,966	$20,651	$12,035
As a percent of license revenue	96%	92%	96%	92%
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
     Cost of product license revenue decreased 5% for the three months ended June 30, 2008 from the three months ended June 30, 2007. Gross margin on product license revenue was 96%, or $11.8 million, for the three months ended June 30, 2008 compared to 92%, or $6.0 million for the three months ended June 30, 2007. Cost of product license revenue decreased 17% to $0.9 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007. Gross margin on product license revenue was 96% or $20.7 million for the six months ended June 30, 2008 compared to 92%, or $12.0 million for the six months ended June 30, 2007.
     We expect full year 2008 gross margin on product license revenue to approximately be 90% to 93% of product license revenue
Cost of recurring services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Cost of recurring services revenue	$9,241	$5,379	$16,847	$10,522
As a percent of recurring services revenue	40%	29%	38%	29%

Gross margin on recurring services revenue	$13,705	$13,140	$27,042	$25,467
As a percent of recurring services revenue	60%	71%	62%	71%
     Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the CleverSet and eStara acquisitions and royalties. When we perform professional consulting and implementation services in connection with managed application hosting arrangements, and other arrangements in which professional services revenue is deferred we generally defer the direct costs of these activities and amortize these to cost of revenue ratably over the estimated life of the arrangement once the services commence or the actual term of the arrangement depending on the nature of the arrangement. We deferred a net $0.1 million and $0.4 million of direct costs for the three and six months ended June 30, 2008.
     Cost of recurring services revenue increased 72% to $9.2 million for the three months ended June 30, 2008 from $5.4 million for the three months ended June 30, 2007. Gross margin on recurring services revenue was 60%, or $13.7 million for the three months ended June 30, 2008 compared to 71%, or $13.1 million for the three months ended June 30, 2007. Cost of recurring services revenue increased 60% to $16.8 million for the six months ended June 30, 2008 from $10.5 million for the six months ended June 30, 2007. Gross margin on recurring services was

ART TECHNOLOGY GROUP, INC.
62% or $27.0 million for the six months ended June 30, 2008 compared to 71% or $25.5 million for the six months ended June 30, 2007.
     The increase in cost of recurring services and the resulting decline in gross margin percentage on recurring services for the three month period ended June 30, 2008 was due to a $1.3 million increase in telecommunications costs in our e-commerce optimization services business correlating with increased recurring services revenue, a $1.2 million increase in labor related costs from additional investment in our application hosting services infrastructure, a net $0.6 million increase in recognition of previously deferred implementation costs driven by termination of customer hosting arrangements, and $0.3 million in depreciation expense related to fixed assets acquired to support growth in the business and the acquisition of CleverSet.
     The increase in cost of recurring services and the resulting decline in gross margin percentage on recurring services for the six month period ended June 30, 2008 was due to a $2.5 million increase in telecommunications costs related to e-commerce optimization services business correlating with increased recurring services revenue, $2.9 million increase in labor related costs from additional investment in our application hosting services infrastructure, a $0.4 million increase in recognition of costs previously deferred, as a result of termination of customer hosting arrangements, and $0.5 million in depreciation expense.
     We expect full year 2008 gross margin on recurring services revenue to be approximately 60% to 65%.
  Cost of professional and education services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Cost of professional services revenue	$6,495	$7,171	$13,409	$12,769
As a percent of professional services revenue	97%	95%	103%	100%

Gross margin on professional services revenue	$179	$411	$(405)	$(34)
As a percent of professional services revenue	3%	5%	(3%)	0%
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased 9% to $6.5 million for the three months ended June 30, 2008 from $7.2 million for the three months ended June 30, 2007. Gross margin on professional and education services revenue was 3%, or $0.2 million for the three months ended June 30, 2008 compared to 5%, or $0.4 million for the three months ended June 30, 2007. Cost of professional and education services increased 5% to $13.4 million for the six months ended June 30, 2008 from $12.8 million for the six months ended June 30, 2007. Gross margin on professional and education services revenue was (3%), or ($0.4) million for the six months ended June 30, 2008 compared to 0% or $(34,000) for the six months ended June 30, 2007.
     The decrease in cost of professional and education services for the three months ended June 30, 2008 was driven by a $1.3 million decrease in labor related costs for professional services due to a reduction in the use of contract labor in the delivery of our professional services resulting from the successful execution of our strategy to develop our partner networks and the deferral of $0.4 million of labor related costs in connection with services performed on engagements whose revenue was deferred and will be recognized in future periods. The decreases in expenses were partially offset by the inclusion of $0.6 million in CleverSet expenses and an increase of $0.6 million in recognition of previously deferred costs.
     The increase in cost of professional and education services for the six month ended June 30, 2008 was driven by the inclusion of CleverSet expenses of $0.8 million. In addition, expenses increased due to the increase of $0.5 million in recognition of costs previously deferred. The increases were partially offset by a $0.4 million decrease in labor related costs.

ART TECHNOLOGY GROUP, INC.
     We expect full year 2008 gross margin on professional and educational services revenue to be approximately zero to 3%.
Research and development expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Research and development expenses	$7,373	$6,270	$14,394	$12,051
As a percent of total revenue	18%	19%	18%	20%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date, all of our software development costs have been expensed as research and development in the period incurred.
     Research and development expenses increased 18% to $7.4 million for the three months ended June 30, 2008 from $6.3 million for the three months ended June 30, 2007 and decreased as a percentage of revenue to 18% from 19%. Research and development expenses increased 19% for the six months ended June 30, 2008 from $12.1 million for the six months ended June 30, 2007 and decreased as percentage of revenue to 18% from 20%. The increase in research and development spending for the three months ended June 30, 2008 was primarily attributable to an increase of $0.7 million in labor related costs due to the CleverSet acquisition and an increase in amortization expense for intangible assets of $0.1 million, also related to the CleverSet acquisition. The increase in research and development spending for the six months ended June 30, 2008 was primarily attributable to an increase of $1.5 million in labor related costs associated with the acquisition of CleverSet and an increase in stock-based compensation of $0.2 million due to growth of the research and development organization, and a $0.1 million increase in amortization expense.
     We expect full year 2008 research and development expenses to be approximately 19% of revenue.
Sales and marketing expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Sales and marketing expenses	$13,156	$11,773	$24,693	$21,317
As a percent of total revenue	31%	36%	31%	34%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
     Sales and marketing expenses increased 12% to $13.2 million for the three months ended June 30, 2008 from $11.8 million for the three months ended June 30, 2007, and declined as a percentage of total revenue to 31% from 36%. Sales and marketing expense increased 16% to $24.7 million for the six months ended June 30, 2008 from $21.3 million for the six months ended June 30, 2007 and decreased as a percentage of revenue to 31% from 34%. The increase in spending for the three months consisted of labor related costs of $0.5 million as a result of hiring additional sales personnel, increased bonus and commission of $0.6 million because product license bookings increased 29% and increased stock compensation of $0.2 million. The increase in spending for the six months consisted of labor related cost of $1.6 million due to hiring additional sales personnel, increased bonus and commission of $1.0 million driven by a 29% increase in product license bookings, $0.5 increase in stock compensation, and higher marketing costs of $0.2 million due to our annual sales kick-off event in January 2008 and Insight, an industry-wide ecommerce conference organized by the Company.
     We expect full year 2008 sales and marketing expenses to be approximately 33% of revenue.

General and administrative expenses
ART TECHNOLOGY GROUP, INC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
General and administrative expenses	$4,863	$4,648	$9,192	$9,251
As a percent of total revenue	12%	14%	12%	15%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses increased 5% to $4.9 million for the three months ended June 30, 2008 from $4.6 million for the three months ended June 30, 2007, and decreased as a percentage of total revenue to 12% from 14%. General and administrative expenses decreased less than 1% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 and decreased as a percentage of revenue to 12% from 15%.
     The increase in general and administrative expenses for the three months ended June 30, 2008 of $0.2 million was the result of an increase in bad debt expense of $0.3 million and stock-based compensation of $0.2 million, partially offset by a decrease in labor related costs of $0.3 million driven by a decline in the utilization of contract labor. General and administrative expenses were consistent for the six months ended June 30, 2008.
     We expect full year 2008 general and administrative expenses to be approximately 11% of revenue.
Stock-based Compensation Expense
We use the straight-line attribution method to recognize stock-based compensation expense for share-based payments unless there are performance-based criteria in which case we use the accelerated method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model, or fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended June 30, 2008 and 2007 was $2.0 million and $1.4 million, respectively. Stock-based compensation expense for the six months ended June 30, 2008 and 2007 was $3.8 million and $2.5 million, respectively.
As of June 30, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of operations is approximately $19.3 million, which will be recognized over a weighted average period of 3 years.
Interest and Other Income, Net
     Interest and other income net decreased to $0.2 million for the three months ended June 30, 2008 from $0.5 million for the three months ended June 30, 2007. Interest and other income net decreased to $0.9 million for the six months ended June 30, 2008 from $1.0 million for the six months ended June 30, 2007. The decrease in the three and six months ended June 30, 2008 was primarily due to a decrease in gains on foreign currency transactions and lower interest income during the period driven by the use of marketable securities to fund the CleverSet acquisition and lower interest rates.

ART TECHNOLOGY GROUP, INC.
Provision for Income Taxes
     For the three and six months ended June 30 2008, we recorded income tax provisions of $0.2 million and $0.4 million, respectively. The provision primarily relates to earnings in certain of our foreign subsidiaries as well as interest and penalties related to some of our tax positions. We recorded tax provisions of $0.1 million for the three and six months ended June 30, 2007.
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
Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity at June 30, 2008 are our cash, cash equivalents, and short and long-term marketable securities of $50.6 million, excluding $2.1 million of restricted cash.
     Cash provided by operating activities was $14.4 million for the six months ended June 30, 2008.
•	Although we incurred a net loss of ($0.5) million, it included non-cash expenses for depreciation and amortization of $4.2 million, and stock-based compensation expense of $3.8 million.

•	Deferred revenue increased $7.8 million during the period. We invoice customers as licenses and services are delivered and pursue collection of these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at June 30, 2008 were subject to our collection process and, to the extent collected, are in our cash flow from operations.

•	Prepaid expenses and other current assets increased $1.1 million due to payments for support and maintenance contracts on internally utilized software, insurance premiums and foreign sales tax payments which are recoverable.

•	Accounts receivable increased $0.1 million in 2008. The nominal increase in accounts receivable despite strong sales is because of improved collection of outstanding accounts receivable, which resulted in a decline in days sales outstanding to 87 days at June 30, 2008 compared to 93 days at December 31, 2007. The improved collections of receivables more than offset the deferral of revenue caused by changes in our business model.

•	Accrued expenses and other liabilities increased $0.6 million in 2008 primarily due to increased use of outside services in research and development and professional services, higher telecommunications costs in the e-commerce optimization services business because of the growth in the business and sales tax accruals attributed to sales growth.
     Net cash used in investing activities for the six months ended June 30, 2008 was $12.0 million, which consisted of $3.4 million of capital expenditures, primarily computer equipment and software for our managed application hosting services business, $2.1 million in purchases of certificates of deposit to collateralize letters of credit, net payments of $9.5 million for the CleverSet acquisition and $0.6 million for payments to eStara shareholders for contingent consideration, partially offset by $3.0 million in net sales and maturities of marketable securities.
     Net cash used in financing activities was $0.8 million for the six months ended June 30, 2008. Financing activities consisted primarily of the $1.5 million repurchase of our common stock and $0.5 million in payments of employee restricted stock tax withholdings, partially offset by $1.2 million in proceeds from exercised stock options and the employee stock purchase plan.

ART TECHNOLOGY GROUP, INC.
     On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20.0 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the six months ended June 30, 2008, we repurchased 422,182 shares of our common stock at a cost of $1.5 million. Under the program to date, we repurchased 1,409,142 shares of our common stock at a cost of $4.4 million. We have authorization to expend an additional $15.6 million under this program as of June 30, 2008.
     We believe that our balance of $50.6 million in cash, cash equivalents and marketable securities, excluding $2.1 million of restricted cash at June 30, 2008, along with other working capital and cash expected to be generated by operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
     Accounts Receivable and Days Sales Outstanding
     Our accounts receivable balance and days sales outstanding and modified day’s sales outstanding for the quarter ended June 30, 2008 and December 31, 2007 were as follows:

	As of and for the
	Quarter Ended
	June 30,	December 31,
	2008	2007
	(dollars in thousands)
DSO	87	93
Revenue	$41,920	$39,326
Accounts receivable, net	$40,501	$40,443
Modified days sales outstanding (1)	76	82
Percentage of total net accounts receivable less than 60 days past due	91%	88%

(1)	Modified days sales outstanding are computed by adjusting total revenue for the change in deferred revenue, that result is then divided by the days in the period, 90 days each quarter, to calculate revenue per day; the accounts receivable balance is then divided by revenue per day.
     We evaluate our performance on collections on a quarterly basis. As of June 30, 2008, our days sales outstanding decreased from December 31, 2007 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the current and previous quarter.
Credit Facility
     On January 31, 2008, the Company chose to allow its credit facility to expire in accordance with its terms. As a result, the Company was required to cash collateralize $2.1 million in outstanding letters of credit with certificates of deposit. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term investments. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The

ART TECHNOLOGY GROUP, INC.
Company is not currently involved in hedging activities; the adoption of this statement is not expected to have any impact to the Company’s consolidated financial statements.
     In December 2007, the SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”), a replacement of SFAS No. 141. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date to accrue for a restructuring plan in purchase accounting; and (5) In-process research and development charges will no longer be recorded. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at June 30, 2008 and December 31, 2007 primarily due to their short maturity and our intent to hold the securities to maturity.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at June 30, 2008 and December 31, 2007, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at June 30, 2008 and December 31, 2007, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ATG’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit

ART TECHNOLOGY GROUP, INC.
relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ART TECHNOLOGY GROUP, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, in 2001, we were named as defendants in seven purported class action suits that were consolidated into one uncertified class action in the United States District Court for the District of Massachusetts under the caption In re Art Technology Group, Inc. Securities Litigation. The action alleges that we, and certain of our former officers, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. In October 2006, the court ruled in our favor and dismissed the case on summary judgment. In June 2008, we entered into a settlement agreement with the individual named plaintiffs settling the litigation and the plaintiffs filed stipulations of dismissal with respect to the other six actions. In August 2008, the United States Court of Appeals dismissed the case with prejudice. The settlement is fully funded by our insurance carrier.
     As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsels are seeking certification of a narrower class of plaintiffs and filed amended complaints in September 2007. We believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
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

ART TECHNOLOGY GROUP, INC.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in that Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 19, 2007, our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. The table below presents information regarding our repurchases of our common stock during each calendar month with activity in the three-month period ended June 30, 2008.

(d) Approximate dollar
			(c) Total number of	value of shares that may
			shares purchased as part	yet be purchased under
	(a) Total number of shares	(b) Average price	of publicly announced	the plans or programs
Period	purchased	paid per share	plan	(in thousands)
April 2008	—	—	—	—
May 2008	422,182	$3.51	422,182	$15,619
June 2008	—	—	—	—

Total	422,182	$3.51	422,182	$15,619

Item 3. Defaults Upon Senior Securities
None.

ART TECHNOLOGY GROUP, INC.
Item 4. Submission of Matters to a Vote of Security Holders
     At our annual meeting of stockholders on May 22, 2008, the following actions were submitted to a vote of stockholders:
(a)	Michael A. Brochu, Robert D. Burke, and Mary E. Makela were elected to serve as Directors of the Company until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The specific tallies of the applicable votes are detailed below. Each of David B. Elsbree, John R. Held, Ilene Lang, Daniel C. Regis and Phyllis S. Swersky, whose terms did not expire at the annual meeting, continued in office following the meeting.

Name of Nominee	FOR	WITHHELD
Michael A. Brochu	58,914,470	53,033,053
Robert D. Burke	104,160,287	7,787,236
Mary E. Makela	102,339,188	9,608,335

(b)	The stockholders approved the further amendment and restatement of the Amended and Restated 1996 Stock Option Plan.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
71,465,497	12,517,763	50,874	27,913,389

(c)	The stockholders approved the ratification of appointment of our independent registered public accounting firm.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
111,606,247	278,278	62,998	0
Item 5. Other Information
None

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits
Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Amended and Restated Non-Employee Director Compensation Plan, as amended on May 22, 2008.*

10.2	Agreement and Release between Clifford Conneighton and Art Technology Group, Inc. dated July 16, 2008.*

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

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

Date: August 8, 2008