Form 10-Q
period 2008-09-30
ART TECHNOLOGY GROUP INC
filed 2008-11-07
CIK 1086195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008 there were 129,594,157 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$44,601	$34,419
Marketable securities (including restricted cash of $1,669 at September 30, 2008)	13,631	16,460
Accounts receivable, net of reserves of $1,287 ($958 in 2007)	35,779	40,443
Deferred costs	931	790
Prepaid expenses and other current assets	3,411	2,741

Total current assets	98,353	94,853
Property and equipment, net	9,583	7,208
Deferred costs, non-current	2,146	2,337
Other assets	1,625	1,475
Marketable securities (including restricted cash of $419 at September 30, 2008)	419	1,062
Intangible assets, net	8,854	11,109
Goodwill	67,692	59,675

Total Assets	$188,672	$177,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,648	$3,619
Accrued expenses	18,830	19,082
Deferred revenue	41,401	35,577
Accrued restructuring	371	855

Total current liabilities	64,250	59,133
Accrued restructuring, non-current	—	225
Other liabilities	498	487
Deferred revenue, non-current	11,344	10,777
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; issued -130,983,835 shares and 129,293,221 shares at September 30, 2008 and December 31, 2007, respectively	1,309	1,293
Additional paid-in capital	312,832	305,151
Accumulated deficit	(195,453)	(195,745)
Treasury stock, at cost — (1,409,142 and 986,960 shares at September 30, 2008 and December 31, 2007, respectively)	(4,381)	(2,902)
Accumulated other comprehensive loss	(1,727)	(700)

Total stockholders’ equity	112,580	107,097

Total Liabilities and Stockholders’ Equity	$188,672	$177,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product licenses	$10,764	$7,873	$32,321	$20,997
Recurring services	23,446	19,346	67,335	55,335
Professional and education services	6,584	8,667	19,588	21,402

Total revenue	40,794	35,886	119,244	97,734

Cost of Revenue:
Product licenses	539	557	1,445	1,646
Recurring services	8,611	6,165	25,458	16,687
Professional and education services	6,393	7,587	19,802	20,356

Total cost of revenue	15,543	14,309	46,705	38,689

Gross Profit	25,251	21,577	72,539	59,045

Operating Expenses:
Research and development	7,660	6,632	22,054	18,683
Sales and marketing	12,282	11,697	36,975	33,014
General and administrative	4,890	4,489	14,082	13,740
Restructuring	—	9	—	(59)

Total operating expenses	24,832	22,827	73,111	65,378

Income (loss) from operations	419	(1,250)	(572)	(6,333)
Interest and other income, net	232	575	1,100	1,544

Income (loss) before provision for income taxes	651	(675)	528	(4,789)
Provision (benefit) for income taxes	(135)	85	236	180

Net income (loss)	$786	$(760)	$292	$(4,969)

Basic net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.04)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.04)

Basic weighted average common shares outstanding	129,219	127,461	128,821	127,349

Diluted weighted average common shares outstanding	135,697	127,461	134,934	127,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:

Net income (loss)	$292	$(4,969)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,518	5,760
Non-cash stock-based compensation expense	5,824	4,114

Changes in current assets and liabilities:
Accounts receivable	4,797	2,099
Prepaid expenses and other current assets	(810)	(2,076)
Deferred costs	50	(2,532)
Increase in other assets	(57)	—
Accounts payable	29	204
Accrued expenses and other liabilities	155	2,737
Deferred revenue	6,391	17,664
Accrued restructuring	(709)	(975)

Net cash provided by operating activities	22,480	22,026

Cash Flows from Investing Activities:
Purchases of marketable securities	(17,225)	(9,212)
Maturities of marketable securities	22,492	14,625
Purchases of property and equipment	(5,612)	(3,123)
Collateralization of letters of credit	(2,088)	—
Payment of acquisition costs, net of cash acquired	(9,522)	(829)
Increase in other assets	—	(22)

Net cash (used in) provided by investing activities	(11,955)	1,439

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,608	1,223
Proceeds from employee stock purchase plan	754	649
Repurchase of common stock	(1,479)	(2,190)
Payments of employee restricted stock tax withholdings	(505)	—
Payments on capital leases	—	(52)

Net cash provided by (used in) financing activities	378	(370)

Effect of foreign exchange rate changes on cash and cash equivalents	(721)	91

Net increase in cash and cash equivalents	10,182	23,186

Cash and cash equivalents, beginning of period	34,419	17,911

Cash and cash equivalents, end of period	$44,601	$41,097

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
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Certain amounts have been reclassified to conform to the current period presentation. Such reclassifications were not material to the consolidated financial statements. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
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
     (c) Accounts Receivable
     Accounts receivable represent amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods. Accounts receivable also include $2.1 million and $1.6 million of unbilled accounts receivable at September 30, 2008 and December 31, 2007, respectively. Unbilled receivables consist of future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within the following month.
     (d) Revenue Recognition
     ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which are comprised of support and maintenance services, application hosting services and e-commerce optimization services, and (3) professional and education services. ATG sells these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as follows: 1. Sale of Perpetual Software Licenses, 2. Sale of Application Hosting Agreements, and 3. Sale of e-Commerce Optimization Services. The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), or Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), applying the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), depending on the nature of the arrangement.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
1. Sales of Perpetual Software Licenses
     ATG licenses software under perpetual license agreements and applies the provisions of SOP 97-2, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software, which is generally through electronic license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s customary payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor-specific objective evidence (“VSOE”) of fair value of the undelivered elements in the transaction. Substantially all of the Company’s software license arrangements do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
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
     For software arrangements with multiple elements, the Company applies the residual method in accordance with SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its VSOE of fair value and subsequently recognized over the period as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support and maintenance services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support and maintenance services, professional services, and education. The Company has not established VSOE for its software licenses, application hosting services or e-commerce optimization services. In arrangements that do not include application hosting services or e-commerce optimization services, product license revenue is generally recognized upon delivery of the software products.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
3. Sales of e-Commerce Optimization Services
     ATG derives revenue from e-commerce optimization services, which are hosted services that enable customers to increase their volume of sales and margin on those sales. e-commerce optimization services are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution, that are typically contracted for a one-year term. The Company recognizes revenue on a monthly basis as the services are provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances e-commerce optimization services are bundled with ATG software arrangements, which typically include support and maintenance services and professional services for the perpetual software license. Since the Company does not have VSOE of fair value for e-commerce optimization services, the up-front fees received under the arrangement are deferred and recognized ratably over the period of providing the e-commerce optimization services, provided that the professional services, if applicable, have commenced.
     In certain instances, the Company sells perpetual software licenses with application hosting services and e-commerce optimization services. As noted above, in these situations all elements in the arrangement, for which the Company receives up-front fees, are recognized as revenue ratably over the period of providing the related service.
     The Company allocates and classifies revenue in its statement of operations based on its evaluation of VSOE of fair value, or a proxy of fair value thereof, available for each applicable element of the transaction: professional services, support and maintenance services, application hosting services, and/or e-commerce optimization services. ATG uses the residual method to determine the amount of revenue to allocate to product license revenue. As noted, the fee for each element is recognized ratably, and as such, a portion of software license revenue recorded in the statement of operations is from these ratably recognized arrangements.
     (e) Deferred Costs
     The Company defers direct costs incurred for the set-up and implementation of application hosting services until commencement of the application hosting service. In addition, for arrangements that require the Company to defer professional services revenue, such as arrangements in which the Company does not have VSOE of fair value for an undelivered element in an arrangement, the Company defers the direct costs incurred prior to delivery of the element related to performing the professional services. Deferred costs are amortized to cost of revenue ratably over the period of recognizing the related revenue under the customer arrangement. Deferred costs include incremental direct third party costs and specific internal direct costs, such as direct salary and benefits, related to the set-up and implementation services and professional services. Total deferred costs were $3.1 million at each of September 30, 2008 and December 31, 2007.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (f) Comprehensive Loss
     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. ATG’s comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) at September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$786	$(760)	$292	$(4,969)
Foreign currency translation adjustment	(868)	247	(734)	53
Unrealized loss on available-for-sale securities	(270)	—	(293)	—

Comprehensive income (loss)	$(352)	$(513)	$(735)	$(4,916)

     (g) Classification of Marketable Securities
     In the first quarter of 2008, the Company transferred its marketable securities classified as held-to-maturity to available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended, due to selling certain debt securities prior to their maturity dates in order to finance the closing of the CleverSet acquisition. The total transfer was $17.5 million (at amortized cost) of marketable securities with an unrealized loss of $1,000. Available-for-sale securities are recorded at fair value. At September 30, 2008 the Company held $14.1 million of marketable securities with an unrealized loss of $0.3 million.
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
     At September 30, 2008 and December 31, 2007, no customer balance accounted for 10% or more of accounts receivable. No customer accounted for 10% or more of total revenue in the three and nine month periods ended September 30, 2008 and September 30, 2007.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS 160”), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141( R), Business Combinations. This Statement will be effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact to the Company’s consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”), a replacement of SFAS No. 141. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally be accounted for in purchase accounting at fair value; (4) the requirements in FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, have to be met at the acquisition date to accrue for a restructuring plan in purchase accounting; and (5) in-process research and development charges will no longer be recorded. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141(R) on January 1, 2009 could materially change the accounting for any business combinations consummated subsequent to that date.
     (2) Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money, restricted stock and restricted stock unit awards. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options, restricted stock and restricted stock unit awards.
     The following table sets forth the computation of basic and diluted net loss per share for the three and nine month periods ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$786	$(760)	$292	$(4,969)

Weighted average common shares outstanding used in computing basic net income per share	129,219	127,461	128,821	127,349
Dilutive employee common stock equivalents	6,478	—	6,113	—

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	135,697	127,461	134,934	127,349

Basic net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.04)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.04)

Anti-dilutive common stock equivalents	7,559	16,985	7,246	17,064

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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Grant-Date Fair Value
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the nine months ended September 30, 2008 and 2007 and related weighted average assumptions is as follows:

	Nine Months Ended September 30,
Stock Options	2008	2007
Options granted (in thousands)	1,573	1,227
Weighted-average exercise price	$3.69	$2.65
Weighted-average grant date fair value	$2.42	$2.08
Assumptions:
Expected volatility	70.8%	85.3%
Expected term (in years)	6.25	6.25
Risk-free interest rate	3.60%	4.93%
Expected dividend yield	—	—
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
Stock-Based Compensation Expense
     The Company uses the straight-line attribution method to recognize stock-based compensation expense for awards that vest solely based on a requisite service period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.1% to all unvested options as of September 30, 2008. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
     During the nine months ended September 30, 2008, the Company granted restricted stock units (“RSUs”) covering an aggregate of 2,601,200 shares of its common stock with a total fair value of $9.2 million. The fair value of the RSU grants is based on the market price of ATG’s common stock on the date of grant. The RSU grants provide the holder with the right to receive shares of ATG common stock upon vesting. The Company did not grant any restricted stock awards (“RSAs”) during the nine months ended September 30, 2008.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Stock-based compensation expense related to RSU grants is generally recognized on a straight-line basis over the requisite service period. Most of the RSU awards vest based on the lapse of time (i.e. service period). These time-based RSUs vest 25% annually beginning approximately one year after the date of grant. Some of the RSU awards are subject to performance criteria. These performance-based RSUs vest 25% annually if a specified annual adjusted operating profit goal is met and will vest in full, immediately, if a specified revenue goal is met. The Company believes it is probable the annual adjusted operating profit goal will be achieved, resulting in stock-based compensation expense being recognized over the requisite service period on an accelerated basis as required by SFAS 123R for performance-based awards. The achievement of the performance criteria for the awards to immediately vest is currently not deemed to be probable by the Company.
     RSU grants to the Company’s Board of Directors generally occur in the second quarter of each fiscal year. The RSU grants to members of the Company’s Board of Directors vest at the end of one year, and the related stock-based compensation expense is recognized ratably over one year.
     As of September 30, 2008, there was $18.4 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 2.9 years.
     During the three months ended September 30, 2008 and 2007, stock-based compensation expense related to stock options, RSA and RSU awards was $2.0 million and $1.6 million, respectively. During the nine months ended September 30, 2008 and 2007, stock-based compensation expense related to stock options, RSA and RSU awards was $5.8 million and $4.1 million, respectively
Stock Award Activity
     A summary of the activity under the Company’s stock option plans as of September 30, 2008 and changes during the nine-month period then ended, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding at December 31, 2007	14,147	$2.62
Options granted	1,573	3.69
Options exercised	(983)	1.64
Options forfeited	(835)	2.58

Options outstanding at September 30, 2008	13,902	$2.81	6.3	$20,893

Options exercisable at September 30, 2008	10,013	$2.75	5.4	$18,303
Options vested or expected to vest at September 30, 2008 (1)	13,608	$2.94	6.3	$20,376

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
     During the nine months ended September 30, 2008 and 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.2 million and $0.9 million, respectively, and the total amount of cash received from exercise of these options was $1.6 million and $1.2 million, respectively.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the Company’s RSA and RSU award activity as of September 30, 2008 and changes during the period then ended is presented below:

	Restricted	Weighted
	Share and	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2007	2,359	$2.57
Awards granted	2,601	3.54
Restrictions lapsed	(598)	2.36
Awards forfeited	(518)	3.25

Non-vested awards outstanding at September 30, 2008	3,844	$3.17

     During the nine months ended September 30, 2008 and 2007, the total fair value of awards vested was $1.4 million and $0.4 million, respectively.
     (4) Share Repurchase Program
     On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $20 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. For the nine months ended September 30, 2008, the Company repurchased 422,182 shares of its common stock at a cost of $1.5 million. For the life of the stock repurchase program to date, the Company has repurchased 1,409,142 shares of its common stock at a cost of $4.4 million.
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
     Revenue from sources outside of the United States was approximately $10.9 million and $13.8 million for the three months ended September 30, 2008 and 2007, respectively, and $34.2 million and $30.7 million for the nine months ended September 30, 2007 and 2008, respectively. Revenues from international sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s software sales are delivered from its headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	72%	61%	71%	69%
United Kingdom (UK)	9	16	10	14
Europe, Middle East and Africa (excluding UK)	17	21	17	15
Other	2	2	2	2

	100%	100%	100%	100%

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (6) Fair Value Measurement
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.
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
Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.
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
     The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at September 30, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$3,719	$2,023	$1,696	—
Short-term available-for- sale securities	12,067	606	11,461	—
Long-term available- for-sale securities	—	—	—	—

Total assets at fair value	$15,786	$2,629	$13,157	—

     The Company’s available-for-sale securities consist of commercial paper and corporate debt securities.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (8) Acquisitions — CleverSet
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
     The purchase price has been allocated on a basis based on the estimated fair values as of the acquisition date. The following represents the allocation of the purchase price (in thousands):

Cash	$270
Accounts receivable	131
Prepaid expenses and other assets	330
Property, plant and equipment	56
Goodwill	8,138
Intangible assets:
Customer relationships (estimated useful life of 3 years)	160
Developed product technology (estimated useful life of 3 years)	810

Total intangible assets	970
Accounts payable	(191)
Accrued expenses	(289)

Total purchase price	$9,415

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

	Three Months
	Ended
	September 30,	Nine Months Ended September 30,
	2007	2008	2007
	(in thousands)
Pro forma revenue	$36,527	$119,342	$99,135
Pro forma net loss	(1,215)	(245)	(7,229)
Pro forma net loss per share — basic and diluted	$(0.01)	$(0.00)	$(0.06)

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
(10) Restructuring
     During the years 2001 through 2005, the Company initiated restructuring actions to realign its operating expenses and facilities with the requirements of its business and current market conditions and recorded adjustments to prior restructuring charges. These actions have included closure and consolidation of excess facilities, reductions in the number of its employees, abandonment or disposal of tangible assets and settlement of contractual obligations. In connection with each of these actions, the Company recorded restructuring charges based in part upon estimates of the costs ultimately to be paid for the actions it has taken. When circumstances result in changes in ATG’s estimates relating to accrued restructuring costs, these changes are recorded as additional charges or benefits in the period in which the change in estimate occurs. As of September 30, 2008, the Company had an accrued restructuring liability of $0.4 million consisting of facility related costs.
     A summary of the Company’s changes in estimates and activity in its restructuring accruals is as follows (in thousands):

	2003	2001
	Actions	Actions	Total
Balance December 31, 2007	$133	$947	$1,080
Facility related payments	(79)	(630)	(709)

Balance September 30, 2008	$54	$317	$371

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     At September 30, 2008, the amounts accrued related to ongoing lease arrangements on two abandoned facilities. The restructuring accrual is net of the contractual amounts due under executed sub-lease agreements.
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

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2008	2007
Balance at the beginning of the year	$59,675	$59,328
Acquisition of CleverSet	8,138	—
eStara earn-out payment	—	621
Collection of eStara accounts receivable previously reserved and other adjustment	(121)	(274)

Total	$67,692	$59,675

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
     Intangible assets which will continue to be amortized consisted of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,660	$(7,813)	$3,847	$11,500	$(6,196)	$5,304
Developed technology	9,710	(5,543)	4,167	8,900	(4,145)	4,755
Trademarks	1,400	(560)	840	1,400	(350)	1,050

Total intangible assets	$22,770	$(13,916)	$8,854	$21,800	$(10,691)	$11,109

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.1 million and $3.2 million for the three and nine month periods ended September 30, 2008 and $1.2 million and $3.7 million for the three and nine month periods ended September 30, 2007, respectively.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2008	$1,086
2009	3,704
2010	3,032
2011	1,032

Total	$8,854

(12) Litigation
     As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. In February 2005, the court issued an opinion and order granting preliminary approval of a proposed settlement, subject to certain non-material modifications. However in June 2007, the court terminated the settlement process due to the parties’ inability to certify the settlement class. Plaintiffs’ counsel are seeking certification of a narrower class of plaintiffs and filed amended complaints in September 2007. The Company believes that it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict the outcome of the litigation, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.
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
     We develop and market a comprehensive suite of e-commerce software products, as well as provide related services in conjunction with our products, including support and maintenance, professional services, managed application hosting services, e-commerce optimization services for enhancing online sales and support. We primarily derive revenue from the sale of software products and related services. Our software licenses are priced based on the size of the customer implementation. Our recurring services revenue is comprised of managed application hosting services, e-commerce optimization services, and support and maintenance. Managed application hosting revenue is recognized monthly as the services are provided based on a per transaction, per CPU or percent of customer’s revenue basis. e-commerce optimization services are priced on a per transaction basis and recognized monthly as the services are provided. Support and maintenance arrangements are priced based on the level of support services provided as a percent of net license fees per annum. Under support and maintenance services, customers are generally entitled to receive software upgrades and updates, maintenance releases and technical support. Professional and educational service revenue includes implementation, technical consulting and educational training. We bill professional service fees primarily on a time and materials basis. Education services are billed as services are provided.
Shift to increasing ratably recognized revenue
     Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and in most circumstances was recognized at the time the license agreement was executed and delivery of the software occurred provided that the other criteria of revenue recognition was met. Beginning in the first quarter of 2007, some of our perpetual software licenses also included the sale of our managed application hosting services or e-commerce optimization services. As a result of applying the requirements of U.S. generally accepted accounting principles (“GAAP”) to our evolving business model, the revenue from an increasing number of our arrangements is being recognized on a ratable basis over the estimated term of the contract or arrangement, commencing with the “go-live” date for providing the managed application hosting services or e-commerce optimization services.
     The addition of e-commerce optimization services and managed application hosting services solution offerings introduced new products in our portfolio for which we do not have vendor-specific objective evidence (or “VSOE”) of fair value. As a result, when we sell e-commerce optimization services and managed application hosting services in conjunction with e-commerce software, we defer all up-front fees, such as those for licenses, support and maintenance and professional services, received prior to the delivery of the managed application hosting services or e-commerce optimization services. We recognize these fees as revenue ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement, commencing with the “go-live” date for providing the managed application hosting services or e-commerce optimization services. In addition, when professional services revenue is deferred in connection with these arrangements and other instances in which there are undelivered elements to a transaction for which we do not have VSOE of fair value, we defer the direct costs related to performing the professional services prior to delivery of the element related to these services. These amounts are recognized ratably to cost of revenue in the same manner as the related revenue.

ART TECHNOLOGY GROUP, INC.
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
     Key measures that we use to evaluate our performance:
     The change to our business model has required our management to re-consider the measures that we use to evaluate our business results. In addition to the traditional measures of financial performance that are reflected in our results of operations determined in accordance with GAAP, we also monitor certain non-GAAP financial measures of the performance of our business. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations. Among the GAAP and non-GAAP measures that we believe are most important in evaluating the performance of our business are the following:
•	We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as product license revenue as reported on our statement of operations plus the contract value of licenses executed and whose recognition was deferred in the current period less revenue that was recognized from license contracts executed and deferred in prior periods. We believe that this measure provides us with an indication of the amount of new software license business that our direct sales team has added in the period. Product license revenue associated with a particular transaction may be deferred for reasons other than the presence of a managed application hosting or e-commerce optimization services arrangement, such as the presence of credit risk or other contractual terms that, under GAAP, require us to defer the recognition of revenue. The deferred revenue for such a transaction may be recognized in a single future period when the conditions that originally required deferral have been resolved, rather than ratably. We include all additions to deferred product license revenue in our calculation of product license bookings.

•	We use cash flow from operations as an indicator of the success of the business. Because a significant portion of our revenue is deferred in the near term, our net income may be significantly different from the cash that we generate from operations. Cash flow from operations is typically higher in the quarters following our seasonally stronger product license bookings quarters, which have historically been the fourth and second quarters.

•	We use recurring services revenue, as reported in our statement of operations, to evaluate the success of our strategy to deliver site-independent online services and the growth of our ratable revenue sources. We expect that recurring services revenue will continue to increase as a percentage of total revenue in future periods. Recurring services revenue includes e-commerce optimization services, application hosting services and support and maintenance related to ATG e-commerce platform sales.

•	We use revenue and gross margins on our various lines of business to measure our success at meeting cash and non-cash cost and expense targets in relation to revenue earned.

•	We use days sales outstanding (“DSO”), calculated by dividing accounts receivable in the period by revenue and multiplying the result by the number of days in the period. We also use a modified DSO that adjusts our revenue by the change in deferred revenue during the period to provide us with a more accurate picture of the strength of our accounts receivables and related collection efforts. The percentage of accounts receivable that are less than 60 days old is an important factor that our management uses to understand the strength of our accounts receivable portfolio. This measure is important because a disproportionate percentage of our product license bookings often occurs late in the quarter, which has the effect of increasing our DSO and modified DSO.

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
     Emergence of the “on demand” model of Software as a Service. An important trend throughout the enterprise software industry in recent years has been the emergence of “Software as a Service,” or SaaS. SaaS is a software delivery model whereby a software vendor that has developed a software application hosts and operates it for use by its customers over the Internet. The emergence of SaaS has been driven by customers’ desire to reduce the costs of owning and operating critical applications software, while shifting the risks and burdens associated with operating and maintaining the software to the software vendor, enabling the customer to focus its resources on its core business.
     Rapidly evolving and increasingly complex customer requirements. The market for e-commerce is constantly and rapidly evolving, as we and our competitors introduce new and enhanced products, retire older ones, and react to changes in Internet-related technology and customer demands. The market for e-commerce has seen diminishing product differentiators, increasing product commoditization and evolving industry standards. To succeed, we need to enhance our current products and develop new products on a timely basis to keep pace with market needs, satisfy the increasingly sophisticated requirements of customers and leverage strategic alliances with third parties in the e-commerce field who have complementary products.
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
Recent Events
     In early October 2008, we internally announced proactive steps to more efficiently align our cost structure with the uncertainties around fourth quarter IT spending resulting from changes to the macroeconomic environment that occurred during the third quarter of 2008. We have continued those steps into the fourth quarter. We expect the initiative will have the effect of lowering operating expenses for the foreseeable future but will not impact our ability to meet our revenue guidance as previously communicated. This initiative includes a "hiring pause" where all additional and replacement staffing will be evaluated on a selective basis, prioritized by direct revenue generation and critical function backfill. The project also limits other spending that is not directly related to customer, partner and investor activities.

ART TECHNOLOGY GROUP, INC.
Critical Accounting Policies and Estimates
     This management’s discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.
     The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the allowance for accounts receivable, research and development costs, the impairment of long-lived assets and goodwill, income taxes and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

ART TECHNOLOGY GROUP, INC.
Results of Operations
     The following table sets forth statement of operations data as percentages of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product licenses	26%	22%	27%	21%
Recurring services	58	54	57	57
Professional and education services	16	24	16	22

Total revenue	100	100	100	100
Cost of Revenue:
Product licenses	1	2	1	2
Recurring services	21	17	21	17
Professional and education services	16	21	17	21

Total cost of revenue	38	40	39	40
Gross profit	62	60	61	60
Operating Expenses:
Research and development	19	18	18	19
Sales and marketing	30	33	31	34
General and administrative	12	12	12	13
Restructuring	—	0	—	0

Total operating expenses	61	64	61	66
Income (loss) from operations	1	(4)	0	(6)
Interest and other income, net	1	2	0	2

Income (loss) before provision for income taxes	2	(2)	0	(4)
Provision (benefit) for income taxes	(0)	0	0	0

Net income (loss)	2%	(2%)	0%	(4%)

     The following table sets forth, for the periods indicated, the cost of product license revenue as a percentage of product license revenue and the cost of services revenue as a percentage of services revenue and the related gross margins:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of product license revenue	5%	7%	4%	8%
Gross margin on product license revenue	95%	93%	96%	92%

Cost of recurring services revenue	37%	32%	38%	30%
Gross margin on recurring services revenue	63%	68%	62%	70%

Cost of professional and education services	97%	88%	101%	95%
Gross margin on professional and education services	3%	12%	(1)%	5%

ART TECHNOLOGY GROUP, INC.
Product license bookings
     Product license bookings is a non-GAAP term that we define as product license revenue as reported in our statement of operations plus the net change in deferred product license revenue during the period. We believe that this measure provides us with an indication of the amount of new business that our direct sales team has added in the period. The following table summarizes our product license bookings for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Product license bookings	$9,485	$9,374	$36,626	$30,357

Product license bookings deferred	(4,078)	(2,146)	(19,441)	(10,495)
Product license deferred revenue recognized	5,357	645	15,136	1,135

Product license revenue	$10,764	$7,873	$32,321	$20,997

     Product license bookings increased $0.1 million to $9.5 million in the three month periods ended September 30, 2008 from $9.4 million for the three months ended September 30, 2007. The lower than expected increase reflects the delay in the completion of the sales cycle on a few sales opportunities resulting from general concerns related to the global credit crisis that occurred during the end of the third quarter 2008. Product license bookings increased $6.2 million or 20% to $36.6 million in the nine month periods ended September 30, 2008 from $30.4 million for the nine months ended September 30, 2007, respectively. This increase reflects growth in the e-commerce market and the success of our sales and marketing initiatives partially offset by the impact of the global credit crisis during the third quarter of 2008.
     Product license bookings deferred were 43% and 53% of our total product license bookings for the three and nine months ended September 30, 2008, respectively, compared to 23% and 35% for the three and nine months ended September 30, 2007, due to the inclusion of e-commerce optimization services, application hosting and other elements in our contracts. Deferred revenue will be recognized in future periods when delivery of the service occurs or as contractual requirements are met. During the three and nine months ended September 30, 2008 we recognized previously deferred revenue of $5.4 million and $15.1 million, respectively, compared to $0.6 million and $1.1 million for the three and nine months ended September 30, 2007.
     Product license deferred revenue recognized of $5.4 million and $15.1 million in the three and nine months ended September 30, 2008 included approximately $2.4 million and $5.2 million, respectively, that was from ratably recognized revenue due to the change in our business model. The remainder related to resolution of contractual elements that precluded revenue recognition in prior periods.
     We expect full year 2008 product license bookings to increase approximately 10% to 20% from 2007.

ART TECHNOLOGY GROUP, INC.
Three and Nine Months ended September 30, 2008 and 2007
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Total revenue	$40,794	$35,886	$119,244	$97,734
     Total revenue increased $4.9 million or 14% to $40.8 million for the three months ended September 30, 2008 from $35.9 million for the three months ended September 30, 2007. Total revenue increased 22% to $119.2 million for the nine months ended September 30, 2008 from $97.7 million for the nine months ended September 30, 2007. Revenue is derived from (1) perpetual software licenses, (2) recurring services, which is comprised of support and maintenance services, application hosting services, and e-commerce optimization services, and (3) professional and education services.
     The increase in revenue for the three month period ended September 30, 2008 is primarily attributable to growth in recurring services revenue and product license revenue. Recurring services revenue increased $4.1 million, or 21%, for the three months ended September 30, 2008 and product license revenue grew $2.9 million, or 37%, for the three months ended September 30, 2008.
     The increase in revenue for the nine month period ended September 30, 2008 is primarily attributable to growth in the recurring services revenue and product license revenue. Recurring services revenue increased $12.0 million, or 22%, for the nine months ended September 30, 2008. Product license revenue grew $11.3 million, or 54%, for the nine months ended September 30, 2008.
     Revenue generated from international customers declined to $10.9 million, or 28%, of total revenues, and $34.2 million, or 29% of total revenue, for the three and nine months ended September 30, 2008, from $13.8 million, or 39% of total revenues, and $30.7 million, or 31% of total revenue, in the comparable prior year periods.
     No customer accounted for 10% or more of total revenue in the three and nine-month periods ended September 30, 2008 and 2007.
     We expect full year 2008 revenues in the range of $159 million to $162 million.
Product license revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Product license revenue	$10,764	$7,873	$32,321	$20,997
As a percent of total revenue	26%	22%	27%	21%
     Product license revenue increased 37% to $10.8 million for the three months ended September 30, 2008 from $7.9 million for the three months ended September 30, 2007. Product license revenue increased 54% to $32.3 million for the nine months ended September 30, 2008 from $21.0 million for the nine months ended September 30, 2007. Product license revenue consists of the sale of perpetual license agreements less the deferred amounts that will be recognized on a ratable basis in the future, plus amounts that have been recognized in the current period from arrangements that were previously deferred.
     The increase in product license revenue during the three months ended September 30, 2008 as compared to 2007 is attributable to an increase of $4.7 million in recognition of previously deferred product license revenue and a $0.1 million increase in product license bookings. These increases were partially offset by an increase of $1.9 million in product license bookings deferred.

ART TECHNOLOGY GROUP, INC.
          The increase in product license revenue during the nine months ended September 30, 2008 as compared to 2007 is attributable to a 21% or $6.3 million increase in product license bookings and a $14.0 million increase in recognition of previously deferred product license revenue. These increases were partially offset by an $8.9 million increase in product license bookings deferred. The product license revenue generated from international customers was $3.0 million and $10.9 million for the three and nine months ended September 30, 2008, compared to $6.1 million and $8.3 million for the three and nine months ended September 30, 2007.
     We expect fourth quarter product license revenues to be approximately $9 million to $11 million.
Recurring services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Support and maintenance	$11,504	$10,665	$34,107	$31,163
e-Commerce optimization services and managed application hosting services	11,942	8,681	33,228	24,172

Total recurring services revenue	$23,446	$19,346	$67,335	$55,335

As a percent of total revenue	58%	54%	57%	57%

     Our recurring services revenue increased 21% to $23.4 million for the three months ended September 30, 2008 from $19.3 million for the three months ended September 30, 2007, as follows:
•	Support and maintenance revenue increased 7.8% to $11.5 million for the three months ended September 30, 2008 from $10.7 million for the corresponding period of 2007 driven by growth in the installed base of our products. Support and maintenance revenue increased 9% to $34.1 million for the nine months ended September 30, 2008 from $31.2 million for the corresponding period of 2007 driven by the growth in the installed base of our products.

•	e-Commerce optimization services and managed application hosting services revenue increased 38% to $11.9 million in the three months ended September 30, 2008 from $8.7 million in the corresponding period of 2007. e-Commerce optimization services and managed application hosting services revenue increased 37% to $33.2 million in the nine months ended September 30, 2008 from $24.2 million in the corresponding period of 2007. The increased revenue in the three and nine month periods of 2008 is driven by growth in the number of customers utilizing our e-commerce optimization services and increased utilization by our existing customer base. Revenue generated by the commercial personalization services technology acquired in the CleverSet transaction is included in this e-commerce optimization services revenue.
     We expect fourth quarter recurring services revenues to be in the range of $24 million to $25 million.
Professional and education services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional and education services revenue	$6,584	$8,667	$19,588	$21,402
As a percent of total revenue	16%	24%	16%	22%
     Professional and education services revenue decreased 24% to $6.6 million for the three months ended September 30, 2008 from $8.7 million for the three months ended September 30, 2007, and declined to 16% percent of total revenue in 2008 from 24% in 2007. Professional and education services revenue decreased 8% to $19.6 million for the nine months ended September 30, 2008 from $21.4 million for the nine months ended September 30, 2007. Professional services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction.

ART TECHNOLOGY GROUP, INC.
     The decline in professional and education services revenue for the three and nine months ended September 30, 2008 is primarily due to our strategy of shifting professional services engagements to our partner network. Included in professional and education services revenue for the three and nine month periods ended September 30, 2008 was $0.5 million and $1.3 million of revenue related to government funded research business acquired with CleverSet.
     Based on our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, we are increasingly focusing on testing and certifying partners rather than continuing to grow our professional services business. For this reason, we expect fourth quarter professional services revenue to be in the range of $6 million to $7 million.
Cost of product license revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Cost of product license revenue	$539	$557	$1,445	$1,646
As a percent of license revenue	5%	7%	4%	8%

Gross margin on product license revenue	$10,225	$7,316	$30,876	$19,351
As a percent of license revenue	95%	93%	96%	92%
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
     We expect full year 2008 gross margin on product license revenue to approximately be 95% to 96% of product license revenue.
Cost of recurring services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Cost of recurring services revenue	$8,611	$6,165	$25,458	$16,687
As a percent of recurring services revenue	37%	32%	38%	30%

Gross margin on recurring services revenue	$14,835	$13,181	$41,877	$38,648
As a percent of recurring services revenue	63%	68%	62%	70%
     Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the CleverSet and eStara acquisitions, and royalties. When we perform professional consulting and implementation services in connection with managed application hosting arrangements, and other arrangements in which professional services revenue is deferred, we generally defer the direct costs incurred prior to delivery of the element related to the performance of these professional services. Deferred costs are amortized to cost of revenue ratably over the term or the estimated life of the arrangement once the services commence. We deferred, on a net basis, no direct costs for the three months ended September 30, 2008 and $0.4 million of direct costs for the nine months ended September 30, 2008.

ART TECHNOLOGY GROUP, INC.
     Cost of recurring services revenue increased 40% to $8.6 million for the three months ended September 30, 2008 from $6.2 million for the three months ended September 30, 2007. Gross margin on recurring services revenue was 63%, or $14.8 million for the three months ended September 30, 2008 compared to 68%, or $13.2 million for the three months ended September 30, 2007. Cost of recurring services revenue increased 53% to $25.5 million for the nine months ended September 30, 2008 from $16.7 million for the nine months ended September 30, 2007. Gross margin on recurring services was 62% or $41.9 million for the nine months ended September 30, 2008 compared to 70% or $38.6 million for the nine months ended September 30, 2007.
     The increase in cost of recurring services and the resulting decline in gross margin percentage on recurring services for the three month period ended September 30, 2008 was due to a $0.6 million increase in telecommunications costs in our e-commerce optimization services business correlating with increased call traffic resulting from growth in customer utilization of these services, a $0.2 million increase in labor related costs from additional investment in our application hosting services infrastructure, a net $0.7 million increase in recognition of previously deferred implementation costs and $0.3 million in depreciation expense related to fixed assets acquired to support growth in the business and the acquisition of CleverSet.
     The increase in cost of recurring services and the resulting decline in gross margin percentage on recurring services for the nine month period ended September 30, 2008 was due to a $3.1 million increase in telecommunications costs related to e-commerce optimization services business correlating with increased call traffic resulting from growth in customer utilization of these services, $2.5 million increase in labor related costs from additional investment in our application hosting services infrastructure, a $1.1 million increase in recognition of costs previously deferred, as a result of termination of customer hosting arrangements, and $0.9 million in depreciation expense resulting from additional hardware to support the on demand environment.
     We expect full year 2008 gross margin on recurring services revenue to be approximately 61% to 63%.
Cost of professional and education services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Cost of professional and education services revenue	$6,393	$7,587	$19,802	$20,356
As a percent of professional and education services revenue	97%	88%	101%	95%

Gross margin on professional and education services revenue	$191	$1,080	$(214)	$1,046
As a percent of professional and education services revenue	3%	12%	(1)%	5%
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased 16% to $6.4 million for the three months ended September 30, 2008 from $7.6 million for the three months ended September 30, 2007. The decrease in cost of professional and education services for the three months ended September 30, 2008 was driven by a $2.5 million decrease in labor related costs for professional services. This decrease was attributable to a reduction in the use of contract labor in the delivery of our professional services, resulting from the successful execution of our strategy to develop our partner networks. The decreases in expenses were partially offset by $0.9 million decrease in the deferral of costs compared with the 2007 period and the inclusion of $0.6 million in CleverSet expenses.
     Cost of professional and education services decreased 3% to $19.8 million for the nine months ended September 30, 2008 from $20.4 million for the nine months ended September 30, 2007. The decrease in cost of professional and education services for the nine month ended September 30, 2008 was driven by a $2.9 million decrease in labor related costs for professional services due to a reduction in the use of contract labor in the delivery of our professional services resulting from the successful execution of our strategy to develop our partner networks. In addition, travel costs declined $0.2 million from the comparable prior year period. The decreases in expenses were partially offset by the inclusion of CleverSet expenses of $1.3 million and a $1.5 million decrease in the deferral of costs compared with the 2007 period.

ART TECHNOLOGY GROUP, INC.
     We expect full year 2008 gross margin on professional and educational services revenue to be approximately zero to 3%.
Research and development expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Research and development expenses	$7,660	$6,632	$22,054	$18,683
As a percent of total revenue	19%	18%	18%	19%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date, all of our software development costs have been expensed as research and development in the period incurred.
     Research and development expenses increased 16% to $7.7 million for the three months ended September 30, 2008 from $6.6 million for the three months ended September 30, 2007 and increased as a percentage of revenue to 19% from 18%. Research and development expenses increased 18% to $22.1 million for the nine months ended September 30, 2008 from $18.7 million for the nine months ended September 30, 2007 and decreased as percentage of revenue to 18% from 19%. The increase in research and development spending for the three months ended September 30, 2008 was primarily attributable to an increase of $0.5 million in labor related costs, $0.1 million increase in amortization expense for intangible assets, $0.1 million increase in stock-based compensation and $0.1 million increase in depreciation expense all of which related to the CleverSet acquisition. The increase in research and development spending for the nine months ended September 30, 2008 was primarily attributable to an increase of $2.5 million in labor and related costs; additionally, stock-based compensation expense increased $0.3 million, recruiting fees increased $0.2 million and amortization expense increased $0.2 million. These increases were attributable to the acquisition of CleverSet and investment in additional resources to support e-commerce optimization services.
     We expect full year 2008 research and development expenses to be approximately 19% of revenue.
Sales and marketing expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Sales and marketing expenses	$12,282	$11,697	$36,975	$33,014
As a percent of total revenue	30%	33%	31%	34%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events.
     Sales and marketing expenses increased 5% to $12.3 million for the three months ended September 30, 2008 from $11.7 million for the three months ended September 30, 2007, and declined as a percentage of total revenue to 30% from 33%. Sales and marketing expense increased 12% to $37 million for the nine months ended September 30, 2008 from $33 million for the nine months ended September 30, 2007 and decreased as a percentage of revenue to 31% from 34%. The increase in spending for the three months consisted of labor related costs of $0.5 million as a result of hiring additional sales personnel, net of a $0.7 million decrease in bonus and commission due to flat product license bookings compared with the 2007 period, and a $0.1 increase in stock-based compensation The increase in spending for the nine months consisted of labor related cost of $1.8 million due to hiring additional sales personnel, which includes a $0.4 million increase in bonus and commission driven by a 21% increase in product license bookings, $0.6 increase in stock compensation, and higher travel costs of $0.4 million due to rising costs in this part of the economy.
     We expect full year 2008 sales and marketing expenses to be approximately 31% of revenue.

ART TECHNOLOGY GROUP, INC.
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
General and administrative expenses	$4,890	$4,489	$14,082	$13,740
As a percent of total revenue	12%	13%	12%	13%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses increased 9% to $4.9 million for the three months ended September 30, 2008 from $4.5 million for the three months ended September 30, 2007, and decreased as a percentage of total revenue to 12% from 13%. General and administrative expenses increased 3% to $14.1 million for the nine months ended September 30, 2008 from $13.7 million for the nine months ended September 30, 2007 and decreased as a percentage of revenue to 12% from 13%.
     The increase in general and administrative expenses for the three months ended September 30, 2008 of $0.4 million was the result of an increase in tax planning expense and outside service fees of $0.3 million and stock-based compensation of $0.1 million. The increase in general and administrative expenses for the nine months ended September 30, 2008 of $0.4 million was the result of an increase in legal, audit and tax preparation of approximately $1.0 million and stock based compensation of $0.5 million. These increases in general and administrative expenses were partially offset by a decrease of $1.0 million in outside services and contract labor.
     We expect full year 2008 general and administrative expenses to be approximately 11% to 12% of revenue.
Stock-based Compensation Expense
     We use the straight-line attribution method to recognize stock-based compensation expense for share-based payments unless there are performance-based criteria, in which case we use the accelerated method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model, or fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended September 30, 2008 and 2007 was $2.0 million and $1.6 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $5.8 million and $4.1 million, respectively.
     As of September 30, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of operations is approximately $18.4 million, which will be recognized over a weighted average period of 2.9 years.
Interest and Other Income, Net
     Interest and other income net decreased to $0.2 million for the three months ended September 30, 2008 from $0.6 million for the three months ended September 30, 2007. Interest and other income net decreased to $1.1 million for the nine months ended September 30, 2008 from $1.5 million for the nine months ended September 30, 2007. The decrease in the three and nine months ended September 30, 2008 was primarily due to a decrease in gains on foreign currency transactions and lower interest income during the period driven by the use of marketable securities to fund the CleverSet acquisition and lower interest rates.

ART TECHNOLOGY GROUP, INC.
Provision for Income Taxes
     For the three and nine months ended September 30 2008, we recorded income tax (benefit) and provision of ($0.1) million and $0.2 million, respectively. The current period provision is offset by a tax benefit of $0.2 million recorded during the quarter for refundable U.S. research and development tax credits pursuant to recently enacted legislation. The provision primarily relates to earnings in certain of our foreign subsidiaries as well as interest and penalties related to some of our tax positions. We recorded tax provisions of $0.1 million and $0.2 million for the three and nine months ended September 30, 2007.
     As a result of historical net operating losses incurred, and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance against our net operating loss carryforwards, research and development credit carryforwards and other net deferred tax assets. The primary differences between book and tax income for 2008 are the amortization of capitalized research and development expenses and payments on lease restructuring reserves, offset by deferred revenue and stock-based compensation expenses and the non-deductible book amortization of certain purchased intangibles.
     Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity at September 30, 2008 are our cash, cash equivalents, and short and long-term marketable securities of $56.6 million, excluding $2.1 million of restricted cash.
     Cash provided by operating activities was $22.5 million for the nine months ended September 30, 2008.
•	Net income of $0.3 million included non-cash expenses for depreciation and amortization of $6.5 million and stock-based compensation expense of $5.8 million.

•	Deferred revenue increased $6.4 million during the period. We invoice customers as licenses and services are delivered and pursue collection of these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at September 30, 2008 were subject to our collection process and, to the extent collected, are in our cash flow from operations.

•	Prepaid expenses and other current assets increased $0.8 million due to payments for support and maintenance contracts on internally utilized software, foreign sales tax payments which are recoverable and outside services.

•	Cash flows from accounts receivable increased $4.8 million in 2008, due to improved collection of outstanding accounts receivable, which resulted in a decline in days sales outstanding to 79 days at September 30, 2008 compared to 93 days at December 31, 2007. The improved collections of receivables more than offset the deferral of revenue caused by changes in our business model.

•	Accrued expenses and other liabilities increased $0.2 million in 2008 primarily due to increases in accrued salaries, payroll withholdings, value-added taxes, other taxes partially offset by a decrease in accrued incentives.
     Net cash used in investing activities for the nine months ended September 30, 2008 was $12.0 million, which consisted of $5.6 million of capital expenditures, primarily computer equipment and software for our managed application hosting services business, $2.1 million in purchases of certificates of deposit to collateralize letters of credit, net payments of $9.5 million for the CleverSet acquisition and $0.6 million for payments to eStara shareholders for contingent consideration, partially offset by $5.3 million in net sales and maturities of marketable securities.

ART TECHNOLOGY GROUP, INC.
     Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2008. Financing activities consisted primarily of the $1.5 million repurchase of our common stock and $0.5 million in payments of employee restricted stock tax withholdings, partially offset by $2.4 million in proceeds from exercised stock options and the employee stock purchase plan.
     On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20.0 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the nine months ended September 30, 2008, we repurchased 422,182 shares of our common stock at a cost of $1.5 million. Under the program to date, we repurchased 1,409,142 shares of our common stock at a cost of $4.4 million. We have authorization to expend an additional $15.6 million under this program as of September 30, 2008.
     We believe that our balance of $56.6 million in cash, cash equivalents and marketable securities, excluding $2.1 million of restricted cash at September 30, 2008, along with other working capital and cash expected to be generated by operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
     Accounts Receivable and Days Sales Outstanding
     Our accounts receivable balance and days sales outstanding and modified day’s sales outstanding for the quarter ended September 30, 2008 and December 31, 2007 were as follows:

	As of and for the
	Quarter Ended
	September 30,	December 31,
	2008	2007
	(dollars in thousands)
DSO	79	93
Revenue	$40,794	$39,326
Accounts receivable, net	$35,779	$40,443
Modified DSO (1)	82	82
Percentage of total net accounts receivable less than 60 days past due	88%	88%

(1)	Modified days sales outstanding are computed by adjusting total revenue for the change in deferred revenue, that result is then divided by the days in the period, 90 days each quarter, to calculate revenue per day; the accounts receivable balance is then divided by revenue per day.
     We evaluate our performance on collections on a quarterly basis. As of September 30, 2008, our days sales outstanding decreased from December 31, 2007 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the current and previous quarter. The change in the relationship between Modified DSO and DSO during the quarter ended September 30, 2008 as compared to the quarter ended December 31, 2007 is the result of a greater amount of product license bookings being recognized from deferred revenue as compared to December 31, 2007.
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

ART TECHNOLOGY GROUP, INC.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are not currently involved in hedging activities; the adoption of this statement is not expected to have any impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS 160”), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141 ( R), Business Combinations. This Statement will be effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”), a replacement of SFAS No. 141. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date to accrue for a restructuring plan in purchase accounting; and (5) in-process research and development charges will no longer be recorded. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141(R) on January 1, 2009 could materially change the accounting for any business combinations consummated subsequent to that date
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at September 30, 2008 and December 31, 2007 primarily due to their short maturity and our intent to hold the securities to maturity.
     In addition, the fair value of our investment grade money market funds is subject to change as a result of potential changes in credit ratings of underlying securities driven by the level of liquidity in the credit and capital market. The potential change in fair value for our credit rating sensitive instruments has been assessed and deemed not to have a material impact on our liquidity, cash flow or our ability to fund our operations.

ART TECHNOLOGY GROUP, INC.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at September 30, 2008 and December 31, 2007, we do not believe a 10% movement in foreign exchange rates would expose our financial statements to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 30, 2008 and December 31, 2007, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ART TECHNOLOGY GROUP, INC.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in that Annual Report on Form 10-K, except as follows:
Current macro-economic conditions, including the credit crisis affecting the financial markets and the possibility of a global recession, could adversely affect our business, results of operations and financial condition in the remainder of 2008 and beyond.
     The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, rating downgrades of investments and reduced valuations of securities generally, and the increased probability of a recession that could affect the U.S. and other global economies. These events have adversely affected the availability of financing to a wide variety of businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across industries and markets.  We believe these factors contributed to our lower than expected product license bookings in the third quarter of 2008. These factors could have a material adverse impact on demand for our products and services, our ability to achieve targeted results of operations and our financial condition in future quarters, potentially including:
•	reduced demand for our products and services;

•	delayed or reduced product license bookings;

•	cancellation of eStara ecommerce optimization services contracts and professional service engagements;

•	increased pressure on the prices for our products and services;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and cash equivalents when needed.
     We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration, the greater the risks we face in operating our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 19, 2007, our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. The table below presents information regarding our repurchases of our common stock during each calendar month with activity in the three-month period ended September 30, 2008.

				(d) Approximate dollar
			(c) Total number of	value of shares that may
			shares purchased as part	yet be purchased under
	(a) Total number of	(b) Average price	of publicly announced	the plans or programs
Period	shares purchased	paid per share	plan	(in thousands)
July 2008	—	—	—	$15,619
August 2008	—	—	—	15,619
September 2008	—	—	—	15,619

Total	—	—	—	$15,619

ART TECHNOLOGY GROUP, INC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Amended and Restated Non-Employee Director Compensation Plan, as amended on September 16, 2008.*

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

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

Date: November 7, 2008