Form 10-K
period 2008-12-31
ART TECHNOLOGY GROUP INC
filed 2009-03-02
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26679

Art Technology Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3141918 (I.R.S. Employer Identification No.)
One Main Street Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

(617) 386-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value with Associated Preferred Stock Purchase Rights	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $412,487,955.

As of February 20, 2009, the number of shares of the registrant’s common stock outstanding was 126,041,851.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 20, 2009 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

ART TECHNOLOGY GROUP, INC.

References in this Report to “we”, “us”, “our” and “ATG” refer to Art Technology Group, Inc. and its subsidiaries. ATG and Art Technology Group are our registered trademarks. This Report also includes trademarks and trade names of other companies.

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

Our Business

We develop and market a comprehensive suite of e-commerce software products and software-as-a-service (“SaaS”) solutions as well as provide related services, including support and maintenance, professional services, application hosting, e-commerce optimization services for enhancing online sales, and education. Our customers use our products and services to power their e-commerce websites, attract prospects, convert sales, increase order size, and offer ongoing customer care services. Our solutions are designed to provide a scalable, reliable and sophisticated e-commerce website for our customers to create a satisfied, loyal and profitable online customer base.

Corporate Information

We were incorporated in 1991 in the Commonwealth of Massachusetts and reincorporated in 1997 in the State of Delaware, and have been a publicly traded corporation since 1999. Our corporate headquarters are at One Main Street, Cambridge, Massachusetts 02142. We have domestic offices in Chicago, Illinois; New York, New York; Washington D.C.; Reston, Virginia; San Francisco, California; and Seattle, Washington; and international offices in Canada; France; Northern Ireland; and the United Kingdom. As of December 31, 2008, we had a total of 502 employees and approximately 700 customers. Our Internet web site address is www.atg.com.

Overview

We provide software and services that help online businesses increase their revenues. We seek to differentiate ourselves by offering solutions that enable our customers to provide a richer, more personalized and more compelling online shopping experience. We provide merchandisers and marketers more control over the online channel, and enable customer service agents to provide consumers more consistent, personalized and relevant assistance. Our solutions deliver better consistency and relevancy by capturing and maintaining information about customers’ personal preferences, online activity, and transaction history, and by using this information to deliver more personalized and contextual content.

Our ATG Commerce Suite consists of solutions delivered through perpetual software licenses or delivered as recurring SAAS solutions. Our ATG e-Commerce Optimization Services interoperate with any e-commerce platform, and are delivered as recurring SaaS solutions. Our e-commerce optimization services include Click-to-Call, Click-to-Chat, Call Tracking services and Recommendation services.

We market our products and services primarily to Global 2000 companies and other businesses that have large numbers of online users and utilize the Internet as an important business channel. We focus primarily on businesses in the retail, consumer products, manufacturing, media and entertainment, telecommunications, financial services, travel and insurance industries. We have approximately 700 customers, including more of the Top 500 Internet retailers than any other e-commerce solution vendor. Amazon, American Eagle Outfitters, American Express, AOL, AT&T, Best Buy, B&Q, Cabela’s, Carrefour, Cingular, Coca Cola, Collective Brands, Conde Nast, Continental Airlines, Dell, DirecTV, El Corte Ingles, Expedia, France Telecom, Harvard Business School Publishing, Hewlett-Packard, Intuit, Hilton, HSBC, L.L Bean, Lexmark, Macy’s, Meredith, Microsoft, Neiman Marcus, New York & Company, Nokia, Nutrisystem, OfficeMax, Overstock.com, PayPal, Philips, Procter & Gamble, Sears, Shop Direct Group, Sony, Sprint, Symantec, T Mobile, Target, Urban Outfitters, Verizon, Viacom, Vodafone, Walgreens, and Williams Sonoma.

Our business has evolved significantly since our incorporation in 1991:

•	Until 1995, we functioned primarily as a professional services organization in the Internet commerce market.

•	In 1996, we began offering Internet commerce and software solutions, initially focusing on infrastructure products.

•	In 2004, we began to concentrate on developing application products, having concluded that the market for infrastructure products had become increasingly standards driven and that we could best differentiate ourselves by offering our clients advanced applications functionality.

•	In November 2004, we acquired Primus Knowledge Solutions, Inc. (“Primus”), a provider of software solutions for customer service designed to help companies deliver a superior customer experience via contact centers, e-mail and web self-service. The Primus solution extended our offerings beyond commerce and marketing and into customer service.

•	In 2004, we also began to offer our clients hosted SaaS services as an alternative delivery model for our application solutions, having concluded that hosted services could provide significant advantages for our clients, and provide us with a substantial opportunity for growth.

•	In 2005, we completed the integration of Primus applications into the ATG platform.

•	In October 2006, we acquired eStara, Inc. (“eStara”), a provider of e-commerce optimization service solutions for enhancing online sales and support initiatives. The eStara solutions provided us with a new channel to help our clients convert web browsing activities into sales, as well as business opportunities independent of ATG-powered websites.

•	In 2007, we initiated a strategy to offer our e-commerce platform solutions in combination with our site-independent SaaS services. One result of this strategy is that we recognize revenue from more of our transactions on a ratable basis.

•	In February 2008, we acquired CleverSet, a provider of automated personalization engines, used to optimize e-commerce experiences by presenting visitors with relevant recommendations and information. CleverSet’s next-generation technology has been shown to significantly lift e-commerce revenue by increasing conversion rates and order size. We offer these services as ATG Recommendations within the optimization services product line.

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

We believe that a company’s replatforming is a significant event that often leads to a sale of an e-commerce platform software license. We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every five years.

Our Strategy

Our objective is to be the industry leader in helping businesses do more business on the Internet. We intend to achieve this objective by implementing the following key components of our strategy:

•	Deliver an e-commerce platform with leadership functionality, suitable for the most demanding enterprises. Our clients tell us that, in some cases, our platform handles over 100,000 orders per day in peak periods. Leading industry analysts rank the ATG Commerce Suite as a leader among commerce platforms for business-to-consumer sites on criteria including company strategy, product strategy, solution architecture, e-commerce features, customer management and service, financial resources, and market presence. It is our objective to continue to provide leadership in e-commerce functionality and operational excellence.

•	Through our e-commerce optimization services offerings, deliver solutions independent of the underlying commerce platform to increase on-line revenue. Our e-commerce optimization services can be delivered to clients running web sites on any e-commerce platform, or custom-built websites, across all industries. This increases the size of our market opportunity and customer penetration.

•	Through our hosting services, make our industry-leading e-commerce functionality available to mid-tier companies and others who opt to outsource their e-commerce operations. By leveraging our experience with OnDemand offerings, our Professional Services organization assists our clients with their ATG implementations, thus helping our clients quickly and economically manage their e-commerce and service projects.

•	Differentiate by providing a more personalized, more relevant, more consistent shopping experience. We give merchandisers and marketers the power and analytics to define offers and cross-sells, to follow up on abandoned shopping carts, to perform multivariate split tests and to create multi-channel, multi-stage web and e-mail campaigns that match a company’s selling strategy with information about a visitor’s browsing behavior, purchase and interaction history, preferences and profile. This increases basket size and the number of website visitors who go on to purchase items from that website, resulting in increased revenue. We use this same information to extend the consistent customer experience to the customer service agent in the call center, which can result in a more satisfied, loyal and profitable customer.

•	Leverage existing sales channels. We sell our products primarily through our direct sales organization. In addition, a significant portion of our product revenue is co-sold or influenced by a variety of business partners, including systems integrators, solution providers and other technology partners. We currently have a broad range of business alliances throughout the world, which include global systems integrators such as Accenture, Capgemini, CGI, Deloitte Consulting, Infosys, Sapient and Tata Consulting Services as well as regional integrators and interactive agencies such as Razorfish, BlastRadius, LBi Group, McFadyen Consulting, Professional Access, Resource Interactive, and Aaxis Group. In most geographies and situations, our goal is to maintain close relationships directly with our clients while also motivating systems integrators and other channel partners to implement our applications in their projects and solution sets.

•	Leverage and expand our service capabilities. We have extensive experience in web application development and integration services, as well as knowledge management design and call-center systems deployment. Through our Professional and Education Services organizations, we provide services to train our systems integrators, value added resellers, and complementary software vendors in the use of our products; and we offer consulting services to assist with customer implementations. We seek to motivate our business partners to provide joint implementation services to our end user customers. We intend to continue to seek additional opportunities to increase revenues from product sales by expanding our base of business partners trained in the implementation and application of our products.

•	International expansion. We have seen an increase in sales and pipeline growth in Europe and Asia Pacific. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.

ATG Licensed Software Products

We provide a comprehensive e-commerce product suite designed to enable our clients to attract visitors, convert them to buyers, deliver customer service and analyze the results. The products that comprise our comprehensive e-commerce product suite are as follows:

The ATG Commerce Suite is a comprehensive, highly scalable e-commerce platform and application suite. Its flexible, component-based architecture enables our clients to personalize the online buying experience for their customers, so that customers can more easily find desired products, comparison shop, register for gifts, pre-order products, redeem coupons and execute other useful features. ATG Commerce’s functionality includes catalogs, product management, shopping carts, checkout, pricing management, merchandising, promotions, inventory management and business-to-business order management.

The ATG Adaptive Scenario Engine is the platform component of the ATG Commerce Suite. It provides the enabling technology and core functionality to allow our clients to develop and manage robust, adaptable, scalable and personalized e-commerce applications across channels and through the complete customer lifecycle. The ATG platform is designed to allow our clients to easily integrate these applications across their marketing/merchandising, e-commerce and customer care organizations.

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

ATG Campaign Optimizer assists marketing professionals in defining comparative tests of different offers, promotions and product representations through a multivariate split testing solution. The product puts those tests into production, specifying the segments of website visitors to be tested, and finally writes reports on the test results. ATG Campaign Optimizer is designed to allow non-technical marketing professionals to create and execute comparative tests that can be used to increase the effectiveness of online marketing activities without the need for expert programming or infrastructure modifications.

ATG Customer Intelligence is an integrated set of data mart and reporting capabilities to monitor and analyze commerce and customer care performance. It is designed to combine key data from the ATG product suite, such as purchases, searches, escalations and click-throughs, with behavioral data from web traffic analysis and demographic data, such as age, gender and geography.

Our products allow companies to present a single view of themselves to their customers through our repository integration. This integration technology is designed to allow companies to easily access and utilize data in the enterprise regardless of the data storage format or location. The data can be leveraged in native form without having to move, duplicate or convert the data. By enabling these capabilities in a cost-effective manner, we believe our products can help companies protect their brands and improve customer shopping experiences, all of which positively impact customer satisfaction and loyalty.

We support the adoption of open application server infrastructure by our existing and new clients and work closely with other application server, operating system and database vendors to increase the value customers receive from our products on a variety of popular infrastructure components.

Recurring Revenue

Both the ATG Commerce Suite and ATG e-Commerce Optimization Services deliver OnDemand Services that generate recurring revenue.

e-Commerce Optimization Services Offerings

e-Commerce optimization services are hosted on our servers and are platform neutral so a client can benefit from e-commerce optimization services whether it elects to run its online environment on an ATG-powered e-commerce platform, another e-commerce platform or a custom built website.

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

ATG Recommendations is an automated personalized recommendation engine, used to optimize e-commerce experiences by presenting visitors with relevant recommendations and information. This next-generation technology has been shown to significantly lift e-commerce revenue by increasing conversion rates and order size.

ATG Commerce OnDemand

For clients that do not wish to expend resources on running e-commerce applications in-house, we offer managed application hosting services for the full spectrum of ATG software applications, which we call ATG Commerce OnDemand. Under this model, clients can license our software or receive the software as a service and pay a monthly subscription fee. We host the solutions inside a managed data center and provide all additional software, hardware, network and full technical operational and support services. These services include the provisioning, management and monitoring of the application infrastructure including bandwidth, network, security, servers, operating systems, enabling software and ATG applications. We support our ATG Commerce OnDemand clients on a 24/7 basis and provide problem resolution services, application change management services, and service level agreements related to application availability.

There are several advantages for organizations to choose an ATG Commerce OnDemand managed services model, which makes this a potential growth area for us. These include:

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

Professional and Education Services Revenue

Our professional services organization provides a variety of consulting, design, application development, deployment, integration, training, and support services in conjunction with our products. We provide these services through our Professional Services and Education Services groups.

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

Education Services.  We provide a broad selection of education programs designed to train clients and partners on our applications. This curriculum addresses the educational needs of developers, technical managers, business managers, and system administrators. ATG Education Services also offers an online learning program that complements our instructor-led training. Developers can become certified on our base product or our commerce product by taking a certification exam in a proctored environment. We also measure partner quality using a partner accreditation program that ensures ATG partners have the skills necessary to effectively assist our clients with implementations. We provide a full range of instructor-led solutions to assist clients with these key initiatives.

Markets

Our principal target markets are Global 2000 companies and other businesses that have large numbers of online users and utilize the Internet as an important business channel. Our clients represent a broad spectrum of enterprises within diverse industry sectors, and include some of the world’s leading corporations. As of December 31, 2008, we had approximately 700 customers.

Research and Development

Our research and development group is responsible for core technology, product architecture, product development, quality assurance, documentation and third-party software integration. This group also assists with pre-sale, customer support activities and quality assurance tasks supporting the services and sales organizations.

Our research and development activities are primarily directed towards creating new versions of our products, which extend and enhance competitive product features. Our 2008 research and development efforts related to our ecommerce optimization services products consisted primarily of maintenance and data conversion activities. As a result, we did not capitalize any research and development costs during 2008. In 2009, as we focus on developing new and innovative applications, integrating and improving our e-commerce optimization services and developing and enhancing our managed application hosting offerings, we expect to capitalize qualifying research and development costs.

Sales and Marketing

We market and sell our products and services primarily through our direct sales force, which is compensated based on product and services sales made to our clients, directly or through business partners. We also sell products and services through channel partners, including systems integrators and other technology partners. The majority of our revenue is from direct sales.

Our sales and service organization includes employees in direct and channel sales, system engineers and account management. As of December 31, 2008, we had approximately 133 employees in our sales, marketing and sales support organization, including 68 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our direct sales team is organized in two teams, to address each of our product lines: ATG Commerce Suite sales and ATG e-Commerce Optimization Services sales. Of our 68 direct sales representatives, 16 are located outside the United States.

To support our sales efforts and promote ATG, we conduct comprehensive marketing programs. These programs include industry and partner events, market research, public relations activities, seminars, webinars, advertisements, direct mailings and the development of our website. Our marketing organization supports the sales process and helps identify potential sales and other opportunities. They prepare product research, product planning, manage press coverage and other public relations.

As of December 31, 2008, in addition to offices throughout the United States, we had sales offices located in the United Kingdom, France, and Canada.

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

We strive to compete against these alternatives by providing products and services that are richer, offer a more flexible set of capabilities and features and are more reliable and scalable. Our e-commerce products are consistently reviewed as the most feature-rich by the leading industry analysts. Many commerce sites known for their unique and aggressive merchandising are built on our platform. Commerce sites in industries as diverse as fashion, industrial distribution, satellite TV, professional publishing, office supplies and travel are deployed on our commerce platform. Our e-commerce platform is used successfully by several of the highest volume online retailers, powers the highest volume telecommunications site, and has performed for many of our high-volume customers with 100% uptime during peak holiday periods. We believe that our Click to Call services are more suitable for enterprise-class corporations, and used by more of them, than competitive products. Our Recommendations service uses more data in its algorithms and is regarded by industry analysts as having more advanced technology than the recommendation solutions offered by our competitors.

Proprietary Rights and Licensing

Our success and ability to compete depends on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. At December 31, 2008, we had 17 issued United States patents, 15 pending United States patents, and numerous foreign issued and pending patents. In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. These legal protections afford only limited protection for our technology, however.

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

Employees

As of December 31, 2008, we had a total of 502 employees. Our success depends on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

The current global recession and related credit crisis are likely to adversely affect our business and results of operations.

The U.S. and other global economies are currently experiencing a recession that has affected all sectors of the economy and that has continued to deepen, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our customers to decrease or delay their purchases of our products and services. In addition, the inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our strategic partners could result in a reduction in the revenues we derive from license sales originated by them or detract from the quality or timeliness of the consulting, implementation or other professional services they provide to our customers, which could adversely affect our reputation and relationships with our customers. If the current uncertain economic conditions continue or further deteriorate, we could be required to record charges relating to restructuring costs or the impairment of assets, and our business and results of operations could be materially adversely affected. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things.

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

Our revenues and operating results have varied from quarter to quarter in the past and will probably continue to vary significantly from quarter to quarter in the foreseeable future. A number of factors are likely to cause variations in our operating results, including:

•	fluctuating economic conditions, particularly as they affect our customers’ willingness to implement new e-commerce solutions and their ability to pay for our products and services;

•	the timing of recognition of revenue from our products and services, which is affected by the mix of product license revenue and services provided;

•	the timing of customer orders, especially larger transactions, and product implementations;

•	our ability to cultivate and maintain strategic alliances;

•	delays in introducing new products and services;

•	price discounting and concessions that we may offer in response to competitive conditions;

•	changes in the mix of revenues derived from higher and lower-margin products and services;

•	timing of hiring and utilization of personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales;

•	variation in our actual costs from our cost estimates related to long term hosting contracts;

•	increased expenses, whether related to sales and marketing, product development or administration; and

•	costs related to possible acquisitions of technologies or businesses.

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

We operate in a rapidly evolving industry, which makes it more difficult to predict our future operating results and current macro-economic conditions compound this difficulty. We cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, we expect to recognize an increasing portion of our revenue ratably over a period of time rather than at the time invoiced. This may vary from quarter to quarter and may have an adverse effect on our revenue and net income, which could result in a decline in the price of our common stock.

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

A number of competitive factors could cause us to lose potential sales or to sell our products and services at lower prices or at reduced margins, including, among others:

•	Potential clients or partners may choose to develop e-commerce applications in-house, rather than paying for our products or services.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can.

•	Our suite of service products competes against various vendors’ software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service.

•	Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

•	Some of our current and potential competitors, especially our larger competitors like IBM that offer broad suites of computer and software applications, may offer free or low-cost e-commerce applications and functionality bundled with their own computer and software products. Potential customers may not see the need to buy our products and services separately when they can use the bundled applications and functionality in our competitors’ product suites for little or no additional cost.

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

Our OnDemand hosted services and our e-commerce optimization services are still at a relatively early stage of development. Any equipment failures, mechanical errors, spikes in usage volume or failure to follow system protocols and procedures could cause our systems to fail or malfunction, resulting in interruptions in our clients’ service to their customers. Any such interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or accidental or willful security breaches, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties or cause our clients to decide not to renew their hosting agreements, any of which could adversely affect our business, financial condition and results of operations.

We depend heavily on key employees in a competitive labor market.

Our success depends on our ability to attract, motivate and retain skilled personnel, especially in the areas of management, finance, sales, marketing and research and development, and we compete with other companies for a small pool of highly qualified employees. Members of our management team, including executives with significant responsibilities in these areas, have left us during the past few years for a variety of reasons, and there may be additional departures in the future. These historical and potential future changes in personnel may be disruptive to our operations or affect our ability to maintain effective internal controls over financial reporting. In addition, equity incentives such as stock options constitute an important part of our total compensation program for employees, and as a result of recent declines in our stock price a substantial number of our outstanding stock options are out of the money. Continued volatility or lack of positive performance of our stock price may adversely affect our ability to retain our employees or hire replacements.

We could incur substantial costs defending against a claim of infringement or protecting our intellectual property from infringement.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. For example, both we and our Primus subsidiary have been subject to claims and litigation alleging that we have infringed United States patents owned by third parties. We may be required to incur substantial costs in defending infringement litigation in the future, which could have a material adverse effect on our operating results and financial condition.

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

At December 31, 2008, we had offices in the United Kingdom, France, Northern Ireland, and Canada. We derived 29% of our total revenues in 2008 and 32% of our total revenues in 2007 from customers outside the United States. Our operations outside the United States are subject to additional risks, including:

•	changes in exchange rates may increase volatility of foreign based revenue;

•	changes in regulatory requirements, tariffs and other barriers;

•	longer payment cycles and problems in collecting accounts receivable in Western Europe and Asia;

•	difficulties in managing systems integrators and technology partners;

•	difficulties in staffing and managing foreign subsidiary operations;

•	differing technology standards;

•	difficulties and delays in translating products and product documentation into foreign languages for countries in which English is not the primary language;

•	reduced protection for intellectual property rights in some of the countries in which we operate or plan to operate;

•	difficulties related to entering into legal contracts under local laws and in foreign languages;

•	fluctuations in the exchange rates between foreign and United States currency;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

None

Item 2.	Properties

Our headquarters are located in 45,000 square feet of leased office space in Cambridge, Massachusetts. In addition, we have facilities in Seattle, Washington (approximately 9,000 square feet); Chicago, Illinois (approximately 6,000 square feet); San Francisco, California (approximately 3,000 square feet); Reston, Virginia (approximately 10,000 square feet), Washington, D.C. (approximately 7,000 square feet), and Corvallis, Oregon (approximately 3,000 square feet). Our European headquarters are located in Apex Plaza, Reading, United Kingdom where we lease approximately 4,000 square feet. We also maintain offices in Northern Ireland (approximately 6,000 square feet) and France (approximately 1,000 square feet). All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

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

Our common stock trades on The NASDAQ Global Market under the symbol “ARTG.” The following table sets forth the high and low reported market close prices of our common stock for the periods indicated as reported by The NASDAQ Global Market.

	High	Low

Fiscal 2007
First quarter	$2.67	$2.04
Second quarter	2.88	2.19
Third quarter	3.33	2.69
Fourth quarter	4.75	3.10
Fiscal 2008
First quarter	$4.45	$2.80
Second quarter	4.06	2.98
Third quarter	4.48	3.10
Fourth quarter	3.44	1.23

On February 20, 2009, the last reported sale price on The NASDAQ Global Market for our common stock was $2.22 per share. On February 20, 2009, there were approximately 487 holders of record of our common stock. This number does not include stockholders for whom our shares were held in a “nominee” or “street” name.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

The following graph compares the cumulative total stockholder return on our common stock during the period December 31, 2003 to December 31, 2008 with the cumulative total return of the NASDAQ Market Index and a peer group index over the same period. This comparison assumed the investment of $100 on December 31, 2003 in our common stock, the NASDAQ Market Index and the peer group index and assumes dividends, if any, are reinvested. The peer group index that we used is Hemscott Industry Group 852 (Internet Software and Services), which reflects the stock performance of 70 publicly traded companies in the Internet software and services marketplace.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ART TECHNOLOGY GROUP, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2008

	Value of Investment($)
	December 31,
	2003	2004	2005	2006	2007	2008

Art Technology Group Inc.	$100.00	$98.04	$128.10	$152.29	$282.35	$126.14
Hemscott Industry Group 852 Index	$100.00	$126.04	$109.07	$103.53	$110.68	$71.06
NASDAQ Market Index	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

Stock Repurchase Program

On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the years ended December 31, 2008 and 2007, we repurchased 4,618,541 shares and 986,960 shares of our common stock at a cost of $8.9 million and $2.9 million, respectively. For the life of the stock repurchase program to date, the Company has repurchased 5,605,501 shares of its common stock at a cost of $11.8 million.

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

The table below presents information regarding our repurchases of our common stock during the three months ended December 31, 2008.

			(c)	(d)
			Total number of	Approximate dollar
	(a)	(b)	shares purchased	value of shares that may
	Total number of	Average price	as part of publicly	yet be purchased under
Period	shares purchased	paid per share	announced plan	the plans or programs
(In thousands)

October 2008	—	—	—	—
November 2008	4,196,359	$1.77	4,196,359	$8,190
December 2008	—	—	—	—

	4,196,359	$1.77	4,196,359	$8,190

Item 6.	Selected Consolidated Financial Data

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

On January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method, which requires us to record stock-based compensation expense for employee stock awards at fair value at the time of grant. Stock-based compensation expense was $7.9 million, $5.8 million and $3.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Product licenses	$47,429	$30,529	$32,784	$29,821	$23,345
Recurring services	91,039	76,672	51,113	44,258	29,359
Professional and education services	26,173	29,859	19,335	16,567	16,515

Total revenue	164,641	137,060	103,232	90,646	69,219
Cost of Revenue:
Product licenses	2,186	2,197	1,751	1,816	2,206
Recurring services	34,077	24,119	11,239	6,575	3,884
Professional and education services	25,619	29,223	19,560	16,680	15,995

Total cost of revenue	61,882	55,539	32,550	25,071	22,085

Gross Profit	102,759	81,521	70,682	65,575	47,134
Operating Expenses:
Research and development	29,329	24,963	21,517	18,481	16,209
Sales and marketing	49,569	44,397	30,909	29,396	29,602
General and administrative	19,432	18,211	12,952	11,231	7,742
Restructuring charge (benefit)	—	(59)	(62)	885	3,570

Total operating expenses	98,330	87,512	65,316	59,993	57,123

Income (loss) from operations	4,429	(5,991)	5,366	5,582	(9,989)
Interest and other income, net	960	2,237	1,712	219	395

Income (loss) before provision (benefit) for income taxes	5,389	(3,754)	7,078	5,801	(9,594)
Provision (benefit) for income taxes	1,590	433	(2,617)	32	(50)

Net income (loss)	$3,799	$(4,187)	$9,695	$5,769	$(9,544)

Basic net income (loss) per share	$0.03	$(0.03)	$0.08	$0.05	$(0.12)

Diluted net income (loss) per share	$0.03	$(0.03)	$0.08	$0.05	$(0.12)

Basic weighted average common shares outstanding	128,534	127,528	115,280	109,446	79,252

Diluted weighted average common shares outstanding	133,916	127,528	120,096	111,345	79,252

Consolidated Balance Sheet Data:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cash, cash equivalents and short-term marketable securities (including restricted marketable securities of $1,669 at December 31, 2008)	$60,983	$50,879	$31,223	$33,569	$26,507
Long-term marketable securities (including restricted marketable securities of $419 at December 31, 2008)	419	1,062	—	—	4,001
Total assets	188,767	177,719	149,981	92,765	97,803
Total deferred revenue	54,067	46,354	24,209	21,113	25,355
Long-term obligations, less current maturities	—	—	—	63	112
Total stockholders’ equity	$110,946	$107,097	$105,074	$50,160	$42,185

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of important factors and risks associated with our business that could cause our actual results to differ materially from these forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, or divestitures of business combinations that may be announced after the date hereof.

We develop and market a comprehensive suite of e-commerce software products, as well as provide related services in conjunction with our products, including support and maintenance, professional services, managed application hosting services, and e-commerce optimization services for enhancing online sales and support. We primarily derive revenue from the sale of software products and related services. Our software licenses are priced based on the size of the customer implementation. Our recurring services revenue is comprised of managed application hosting services, e-commerce optimization services, and support and maintenance services. Managed application hosting revenue is recognized monthly as the services are provided based on a per transaction, per CPU or percent of customer’s revenue basis. e-commerce optimization services are priced on a per transaction basis and recognized monthly as the services are provided. Support and maintenance arrangements are priced based on the level of support services provided as a percent of net license fees per annum. Under support and maintenance services, customers are generally entitled to receive software upgrades and updates, maintenance releases and technical support. Professional and education services revenue includes implementation, technical consulting and education training. We bill professional service fees primarily on a time and materials basis. Education services are billed as services are provided.

Shift to increasing ratably recognized revenue

Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and in most circumstances was recognized at the time the license agreement was executed and the software was delivered. Beginning in the first quarter of 2007, an increasing number of our perpetual software license arrangements have also included the sale of our managed application hosting services or e-commerce optimization services. As a result of applying the requirements of U.S. generally accepted accounting principles (“GAAP”) to our evolving business model, the revenue from these arrangements is recognized on a ratable basis over the estimated term of the contract or arrangement, commencing with the “go-live” date for providing the managed application hosting services or e-commerce optimization services.

The addition of e-commerce optimization services and managed application hosting services solution offerings introduced new products in our portfolio for which we do not have vendor-specific objective evidence (or “VSOE”) of fair value. As a result, when we sell e-commerce optimization services and managed application hosting services in conjunction with e-commerce software, we defer all up-front fees, such as those for licenses, support and maintenance and professional services, received prior to the delivery of the managed application hosting services or e-commerce optimization services. We recognize revenue from these fees ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement, commencing with the “go-live” date for providing the managed application hosting services or e-commerce optimization services. In addition, when professional services revenue is deferred in connection with these arrangements and other instances in which there are undelivered elements to a transaction for which we do not have VSOE of fair value, we defer the direct costs related to performing the professional services prior to delivery of the element related to these services. These amounts are recognized ratably to cost of revenue in the same manner as the related revenue.

Key measures that we use to evaluate our performance:

The change to our business model has required our management to re-consider the measures that we use to evaluate our business results. In addition to the traditional measures of financial performance that are reflected in our results of operations determined in accordance with GAAP, we also monitor certain non-GAAP financial measures related to the performance of our business. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations. Among the GAAP and non-GAAP measures that we believe are most important in evaluating the performance of our business are the following:

•	We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as product license revenue as reported under GAAP plus the contract value of licenses executed and whose recognition was deferred in the current period less revenue that was recognized from license contracts executed and deferred in prior periods. When considering the contract value of licenses executed during the period we use our judgment in assessing collectability and likelihood of granting future concessions. Factors that we consider include the financial condition of the customer and contractual provisions included in the contract.

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

•	We use cash flow from operations as an indicator of the success of the business. Because a portion of our revenue is deferred in the near term, our net income may be significantly different from the cash that we generate from operations.

•	We use recurring services revenue, as reported under GAAP, to evaluate the success of our strategy to deliver site-independent online services and the growth of our recurring revenue sources. Recurring services revenue includes e-commerce optimization services, application hosting services and support and maintenance related to ATG e-commerce platform sales.

•	We use revenue and gross margins on our various lines of business to measure our success at meeting cash and non-cash cost and expense targets in relation to revenue earned.

•	We use days sales outstanding (“DSO”), calculated by dividing accounts receivable at period end by revenue and multiplying the result by the number of days in the period. We also use a modified DSO that adjusts our revenue by the change in deferred revenue during the period to provide us with a more accurate picture of the strength of our accounts receivables and related collection efforts. The percentage of accounts receivable that are less than 60 days old is an important factor that our management uses to understand the strength of our accounts receivable portfolio. This measure is important because a disproportionate percentage of our product license bookings often occurs late in the quarter, which has the effect of increasing our DSO and modified DSO.

Trends in On-Line Sales and our Business

Set forth below is a discussion of recent developments in our industry that we believe offer us significant opportunities, present us with significant challenges, and have the potential to significantly influence our results of operations.

Impact of weakening economy.  The global recession that currently is affecting all sectors of the U.S. and most foreign economies creates substantial uncertainty for our business. Weakening economic conditions have led to delays or reductions in capital spending, including purchases of information technology across industries and markets, and some customers in markets that we serve, such as luxury retailers, have been particularly affected. We cannot accurately predict the duration or severity of the current adverse economic conditions or their impact on our customers’ demand for our products and services. As a result, it is difficult for us to reliably forecast our longer-term revenues or results of operations, and we have recently announced that until macro-economic conditions have stabilized, we will no longer provide annual guidance. Instead, we will only issue forward-looking information about our expected operating results on a quarter-by-quarter basis. Also, in light of these uncertainties, we are monitoring our operating expenses closely and have implemented expense control measures, including constraints on new hiring and discretionary spending.

Trend in on-line sales.  The growth of e-commerce as an important sales channel is the principal driver for demand for our products and services. We believe that in the current environment, the on-line channel is growing in importance for many of our customers, as e-commerce may offer more opportunities for revenue growth as well as significant cost savings and operational benefits such as improved inventory control and purchasing processes compared with retailers’ bricks-and-mortar operations.

E-commerce “replatforming.”   Enterprises periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. In the e-commerce software industry, we refer to these major system upgrades or replacements as “replatforming.” We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every five years. As a result of these factors, we have experienced a period of increased replatforming activity over the last several years, with increased corporate spending on e-commerce optimization services across many of our markets. The extent to which this trend will continue in light of current adverse economic conditions is unknown. However, we are cautiously optimistic that in the near term spending on e-commerce technology will continue at levels comparable to those we have recently experienced, and that it may even increase as a priority for some of our customers and prospects, due to the growing importance and cost benefits of the on-line channel.

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

International expansion.  Revenues derived from foreign sales as a percentage of our total revenues declined to 29% in 2008 from 32% in 2007. This decrease is attributable in part to the impact of changes in foreign currency exchange rates. In the second half of 2008, the value of the US Dollar (USD) increased compared to the British Pound (GBP) and the Euro, which are the two currencies in which the majority of our foreign sales arise. Continued strength of the USD in relation to the GBP and Euro in 2009 could result in lower foreign revenue in 2009. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.

Competitive trend.  The market for online sales, marketing and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions by large competitors with significantly greater resources and installed customer bases. We expect competition to persist and intensify in the future.

Virtualization.  The trend towards virtualization could challenge our current software license pricing structure. Virtualization is an approach to computing wherein the actual, physical hardware resources of a computer system are configured to simulate the operations of one or more abstract computers, known as “virtual machines,” on which software can be executed. The introduction of virtualization technologies may lead us to consider alternative pricing strategies.

Development of ATG’s partner ecosystem.  As we train and develop our ATG partner ecosystem we will see a larger number of implementations outsourced to these partners resulting in stable or potentially lower, professional services revenue.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. However, an increasing percent of our sales are influenced by our partner ecosystem.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the allowance for accounts receivable, software development costs, the impairment of long-lived assets and goodwill, income taxes and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We generate revenue through the sale of perpetual software licenses, recurring services, which are comprised of support and maintenance services, application hosting services and e-commerce optimization services, and professional and education services. Please refer to the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for a more comprehensive discussion of our revenue recognition policy. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

Persuasive evidence of an arrangement — We use a legally binding contract signed by the customer as evidence of an arrangement. We consider the signed contract to be the most persuasive evidence of the arrangement.

Delivery has occurred or services rendered — Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. Our software license agreements generally do not contain conditions for acceptance. Our e-commerce optimization services and application hosting services are delivered on a monthly basis. Professional services are generally delivered on a time and material basis.

Fee is fixed or determinable — We assess whether the fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the terms of the original contract without providing concessions on payments, products or services. Our standard payment terms are primarily net 30 days.

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

Collection is probable — We assess the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of the cash payment. Our experience has been that we are generally able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any arrangement, revenue from the elements of an arrangement would be recognized upon the receipt of cash payment unless other revenue recognition criteria are not met. Such a change could have a material impact on our results of operations.

Generally we enter into arrangements that include multiple elements. Such arrangements may include sales of software licenses and related support and maintenance services in conjunction with application hosting services, e-commerce optimization services or professional services. In these situations we must determine whether the various elements meet the applicable criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once the revenue recognition criteria for the entire arrangement have been met or over the period that our obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, revenue is allocated to the separate elements based on vendor specific objective evidence (“VSOE”) of fair value and recognized separately for each element when the applicable revenue recognition criteria for each element have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

Recording revenue from arrangements that include application hosting services requires us to estimate the estimated life of the customer arrangement. Pursuant to the application of relevant GAAP literature, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, our arrangements with application hosting services are accounted for as one unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the estimated life of the customer arrangement. Based on our historical experience with our customers, we estimate the life of the typical customer arrangement to be approximately four years.

Our VSOE of fair value for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE of fair value for support and maintenance is based upon our history of charging our customers stated annual renewal rates. VSOE of fair value for professional services and education is based on the price charged when the services are sold separately. Annually, we evaluate whether or not we have maintained VSOE of fair value for support and maintenance services and professional services. We have concluded that we have maintained VSOE of fair value for both support and maintenance services and professional services because the majority of our support and maintenance contract renewal rates and professional service rates per personnel level fall in a narrow range of variability within each service offering.

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

In certain instances, we sell perpetual software licenses with application hosting services and e-commerce optimization services. We do not have VSOE of fair value for either of these services. In these situations all elements in the arrangement for which we receive up-front fees, which typically include perpetual software fees, support and maintenance fees and set-up and implementation fees, are recognized as revenue ratably over the period of providing the application hosting service or e-commerce optimization services. We allocate and classify revenue in our statement of operations based on our evaluation of VSOE of fair value, or a proxy of fair value thereof, available for each applicable element of the transaction. We generally base our proxy of fair value on arms-length negotiations for the contracted elements. This allocation methodology requires judgment and is based on our analysis of our sales transactions.

Allowances for Accounts Receivable

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. We perform credit reviews of each customer, monitor collections and payments from our customers and determine the allowance based upon historical experience and specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. In addition, we record allowances to revenue based on past credit memo history in the professional services business.

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

Costs incurred to develop software applications used in our e-commerce optimization services are accounted for in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expenses as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met.

Our research and development efforts during 2008 and 2007 related to our e-commerce optimization services were primarily maintenance and data conversion activities. As a result, we did not capitalize any research and development costs during 2008 or 2007. We expect that during 2009 we will capitalize certain internal use software development costs under SOP 98-1 for planned product enhancements for ATG e-commerce optimization services.

Impairment or Disposal of Long Lived Assets, including Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. We did not record any impairment charges in any of the years presented.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment annually on December 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Because we have one reporting segment under SFAS 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if impairment exists. No impairment of goodwill resulted from our evaluation of goodwill in any of the years presented, however in the future these impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets quarterly and adjust the amount of such allowance, if necessary. As of December 31, 2007, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realizability of these assets. As of December 31, 2008, we determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. As a result, during the fourth quarter of 2008, we reversed a total of $0.6 million of the deferred tax valuation allowance.

On January 1, 2007 we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which did not result in a material adjustment in the liability for unrecognized income tax contingencies. The total net liability for uncertain tax positions was $1.8 million and $0.5 million as of December 31, 2008 and 2007, respectively. If these tax positions were settled in our favor these liabilities would be reversed and lower our effective tax rate in the period recorded.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Revenue:
Product licenses	29%	22%	32%
Recurring services	55%	56%	50%
Professional and education services	16%	22%	18%

Total revenue	100%	100%	100%
Cost of Revenue:
Product licenses	1%	2%	2%
Recurring services	21%	18%	11%
Professional and education services	16%	21%	19%

Total cost of revenue	38%	41%	32%

Gross Profit	62%	59%	68%
Operating Expenses:
Research and development	18%	18%	21%
Sales and marketing	30%	33%	30%
General and administrative	12%	13%	12%

Total operating expenses	60%	64%	63%

Income (loss) from operations	2%	(5)%	5%
Interest and other income, net	1%	2%	2%

Income (loss) before provision (benefit) for income taxes	3%	(3)%	7%
Provision (benefit) for income taxes	1%	0%	(2)%

Net income (loss)	2%	(3)%	9%

The following table sets forth gross margin on product license revenue, recurring services revenue and professional and education services revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Cost of product license revenue	5%	7%	5%
Gross margin on product license revenue	95%	93%	95%
Cost of recurring services revenue	37%	31%	22%
Gross margin on recurring services revenue	63%	69%	78%
Cost of professional and education services revenue	98%	98%	101%
Gross margin on professional and education services revenue	2%	2%	(1)%

Product license bookings

We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as product license revenue as reported under GAAP plus the contract value of licenses executed and whose recognition was deferred in the current period less revenue that was recognized from license contracts executed and deferred in prior periods. We believe that this measure provides us with an indication of the amount of new software license business that our direct sales team has added in the period.

The following table summarizes and reconciles to our product licenses revenue, as reported under US GAAP, our product license bookings for the periods presented:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Product license bookings	$52,782	$43,412	$32,812
Product license bookings deferred	(25,546)	(14,166)	(505)
Product license deferred revenue recognized	20,193	1,283	477

Product license revenue	$47,429	$30,529	$32,784

Product license bookings increased $9.4 million, or 22%, to $52.8 million in 2008 from $43.4 million in 2007 and increased $10.6 million or 32% to $43.4 million in 2007 from $32.8 million in 2006. These increases reflect growth in the e-commerce market and the success of our sales and marketing initiatives.

Product license bookings deferred was 48%, 33% and 2% of our total product license bookings for 2008, 2007 and 2006, respectively. The increase in deferral of bookings is due to the inclusion of e-commerce optimization services, application hosting and other elements in an increasing number of our contracts. Deferred revenue will be recognized in future periods when delivery of the service occurs or as contractual requirements are met.

Product license deferred revenue recognized was $20.2 million, $1.3 million, and $0.5 million in 2008, 2007 and 2006. The increases, particularly in 2008, reflects the cumulative additions to deferred product revenue that have ocurred since 2006.

We expect first quarter 2009 product license bookings to be in the range of equal to the first quarter of 2008 or up 8%.

Years ended December 31, 2008, 2007 and 2006

Revenues

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Total revenue	$164,641	$137,060	$103,232

Total revenue increased $27.6 million, or 20%, to $164.6 million for 2008 from $137.1 million for 2007. Revenue is derived from perpetual software licenses, recurring services, which is comprised of support and maintenance services, application hosting services, and e-commerce optimization services, and professional and education services. The revenue growth in 2008 is due to an increase of $16.9 million, or 55%, in product license revenue and an increase of $14.4 million, or 19%, in recurring services revenue. Partially offsetting the increase was a decrease in professional and education services of $3.7 million, or 12%.

Total revenue increased $33.8 million, or 33%, to $137.1 million for 2007 from $103.2 million for 2006, as a result of the acquisition of eStara in October 2006 which contributed revenue of $26.0 million in 2007 and to growth in professional and education services revenue of $10.5 million. Partially offsetting the increase was a decrease in product license revenue of $2.3 million that was directly a result of the change in our business model requiring us to defer all revenue recognition for fees received up front when software licenses are sold in conjunction with managed application hosting services and or e-commerce optimization services.

Revenue generated from international customers increased to $48.4 million, but declined as a percent of total revenue to 29% compared to 32% and 25% of total revenue in the years ended December 31, 2007 and 2006, respectively. The fluctuation in international revenue as a percent of total revenue is largely attributable to the strength of the US dollar (USD) relative to the British Pound Sterling (GBP) and the Euro. In 2007, the USD lost value relative to the GBP and Euro making our goods and services cheaper to foreign customers. In the second half of 2008, the USD gained value relative to the GBP and Euro making our goods and services more expensive to foreign customers.

We expect first quarter 2009 revenues in the range of $39 million to $42 million.

Product License Revenue

	Years Ended December 31,
	2008	2007	2006

Product license revenue	$47,429	$30,529	$32,784
As a percent of total revenue	29%	22%	32%

Product license revenue increased 55% to $47.4 million for 2008 from $30.5 million in 2007. Product license revenue decreased 7% to $30.5 million for 2007 from $32.8 million in 2006. The increase for 2008 is driven by significant growth in sales of software licenses recognized in 2008, an $18.9 million increase in revenue recognized from deferred revenue, partially offset by an $11.4 million increase in deferred product license revenue in 2008. In 2008, we recognized $20.2 million, or 43%, of our product license revenue from balances deferred in prior periods. Revenue generated and deferred in prior periods is recognized when delivery of the service occurs or as contractual requirements are met. Product license revenue generated from international customers increased 42% to $17.5 million for 2008 from $12.3 million in 2007.

Product license revenue decreased 7%, to $30.5 million, for 2007 from $32.8 million in 2006. The decrease for 2007 is due to deferrals of license revenue related to multiple element transactions in which we are hosting the software or providing e-commerce optimization services. Deferred revenue is recognized in future periods when delivery of the service occurs or as contractual requirements are met. Partially offsetting this impact is the recognition of $1.3 million in product license revenue which was deferred in prior periods. Product license revenue generated from international customers increased 37% to $12.3 million for 2007 from $9.0 million in 2006.

Product license revenue as a percentage of our total revenue increased to 29% in 2008 from 22% in 2007 while it was 32% in 2006. This fluctuation in revenue mix is due in part to the introduction in late 2006 of new services, such as our e-commerce optimization services, that are included in our recurring services revenue. The change in revenue mix is also a result of the change in our business model described above, that has resulted in an increased percentage of our software license revenue being recognized in future periods when delivery of the service occurs or as contractual requirements are met.

Recurring services revenue

	Years Ended December 31,
	2008	2007	2006

Support and maintenance	$45,716	$41,923	$39,303
e-Commerce optimization services and managed application hosting services	45,323	34,749	11,810

Total recurring services revenue	$91,039	$76,672	$51,113

As a percent of total revenue	55%	56%	50%

Our recurring services revenue increased 19% to $91.0 million in 2008 from $76.7 million in 2007, as follows:

•	Support and maintenance revenue increased 9% to $45.7 million in 2008 from $41.9 million in 2007. The increase is due to growth in our installed base of ATG e-commerce software.

•	e-Commerce optimization services and managed application hosting services revenue increased 30% to $45.3 million in 2008 from $34.7 million in 2007. The increased revenue in 2008 is driven by growth in the number of customers utilizing our e-commerce optimization services and increased utilization by our existing customer base. Revenue generated by the ATG Recommendations acquired in the CleverSet transaction in February 2008 is included in this e-commerce optimization services revenue.

Our recurring services revenue increased 50% to $76.7 million in 2007 from $51.1 million in 2006, as follows:

•	Support and maintenance revenue increased 7% to $41.9 million in 2007 from $39.3 million in 2006. The increase is due to growth in our installed base of ATG e-commerce software. partially offset by approximately $1.1 million of revenue that was deferred due to arrangements that were sold in conjunction with application hosting services or e-commerce optimization services.

•	e-Commerce optimization services and managed application hosting services revenue increased to $34.7 million in 2007 from $11.8 million in 2006. Revenues in 2007 included the full year’s results of eStara, which we acquired in October 2006, and represented 45% of total recurring service revenue for 2007 compared with 23% in 2006.

We expect first quarter 2009 recurring services revenue to be in the range of $22 million to $24 million.

Professional and education services revenue

	Years Ended December 31,
	2008	2007	2006

Professional and education services revenue	$26,173	$29,859	$19,335
As a percent of total revenue	16%	22%	18%

Professional and education services revenue declined 12% to $26.2 million in 2008 from $29.8 million in 2007, and declined as a percentage of total revenue to 16% in 2008 from 22% in 2007. Professional and education services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. Based on our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, we are increasingly focusing on testing and certifying partners rather than continuing to grow our professional services business. As a result of this change in our strategy, professional services revenue declined 13% in 2008 from 2007. Included in professional and education services revenue in 2008 was $1.7 million of revenue related to government funded research business acquired with CleverSet.

Professional and education services revenue increased 54% to $29.9 million in 2007 from $19.3 million in 2006, and increased as a percentage of total revenue to 22% in 2007 from 18% in 2006, due to an increase in implementation activity associated with growth in our product license bookings in 2007, partially offset by the deferral of revenue for services related to managed application hosting and e-commerce optimization arrangements that will be recognized ratably once the hosted services commence.

International professional and education service revenue declined to $5.6 million in 2008 from $7.8 million in 2007 and $3.8 million in 2006.

We expect first quarter professional and education services revenue to be in the range of $6 million to $7 million.

Cost of Product License Revenues

	Years Ended December 31,
	2008	2007	2006

Cost of product license revenue	$2,186	$2,197	$1,751
As a percent of license revenue	5%	7%	5%
Gross margin on product license revenue	$45,243	$28,332	$31,033
As a percent of license revenue	95%	93%	95%

Cost of product license revenue includes salary, benefits and stock-based compensation costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired developed technology. Variations in our cost of product license revenue did not materially influence our results of operations in the periods presented.

Cost of Recurring Services Revenue

	Years Ended December 31,
	2008	2007	2006

Cost of recurring services revenue	$34,077	$24,119	$11,239
As a percent of recurring services revenue	37%	31%	22%
Gross margin on recurring services revenue	$56,962	$52,553	$39,874
As a percent of recurring services revenue	63%	69%	78%

Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the eStara and CleverSet acquisitions and royalties.

When we perform professional consulting and implementation services in connection with managed application hosting arrangements we generally defer the direct costs incurred prior to delivery of the element related to the performance of these services. Deferred costs are amortized to cost of revenue ratably over the term or the estimated life of the arrangement once services commence.

Cost of recurring services revenue increased 41% to $34.1 million in 2008 from $24.1 million in 2007. Gross margin on recurring services revenue was 63%, or $57.0 million for 2008 compared to 69%, or $52.6 million for 2007. Cost of recurring services revenue increased 115% to $24.1 million for 2007 from $11.2 million for 2006. Gross margin on recurring services was 69% or $52.6 million for 2007 compared to 78% or $39.9 million for 2006.

The increase in cost of recurring services and the resulting decline in gross margin percentage on recurring services for 2008 was due to a $3.2 million increase in telecommunications costs in our e-commerce optimization services business correlating with increased call traffic resulting from growth in customer utilization of these services. In addition, we experienced a $2.7 million increase in labor related costs from additional investment in our application hosting services infrastructure, a net $1.6 million increase in recognition of previously deferred implementation costs and $1.3 million in depreciation expense related to fixed assets acquired to support growth in the business and the acquisition of CleverSet. In addition, costs of hosted services increased $0.8 million in 2008 as a result of non-recurring costs related to transitioning hosting services to a new hosting services provider.

The gross margin on recurring services revenue declined to 63% in 2008 from 69% in 2007. The $3.2 million increase in telecommunications cost was a significant driver to the decline in margin. Telecommunications cost increased to 23% of e-commerce optimization services revenue in 2008 from 20% in 2007. In addition, we incurred costs associated with the integration of CleverSet.

Cost of recurring services revenue increased 114% to $24.1 million in 2007 from $11.2 million in 2006. Gross margin on recurring services revenue was 69%, or $52.6 million, in 2007 compared to 78%, or $39.9 million, in 2006. The increase in cost of recurring services and the resulting decline in gross margin on recurring services in 2007 was due to direct costs associated with business acquired with eStara for a full year and to the amortization of intangible assets associated with the acquisition of eStara in the fourth quarter of 2006.

We expect first quarter 2009 recurring services gross margin to be in the mid-60 percent range.

Cost of Professional and Education Services Revenues

	Years Ended December 31,
	2008	2007	2006

Cost of professional and education services revenue	$25,619	$29,223	$19,560
As a percent of professional and education services revenue	98%	98%	101%
Gross margin on professional and education services revenue	$554	$636	$(225)
As a percent of professional and education services revenue	2%	2%	(1)%

Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.

Cost of professional and education services revenue decreased 12% to $25.6 million for 2008 from $29.2 million for 2007. The decrease in cost of professional and education services for 2008 was driven by a $5.7 million decrease in labor related costs and a decrease of $1.2 million in travel related costs for professional services. These decreases were attributable to a reduction in the use of contract labor in the delivery of our professional services and less travel, resulting from the successful execution of our strategy to develop our partner networks. The decreases in expenses were partially offset by $1.7 million decrease in the amount of costs deferred in 2008 compared with the 2007 period and the inclusion in 2008 of $1.6 million in CleverSet expenses.

Cost of professional and education services revenue increased 49% to $29.2 million in 2007 from $19.6 million in 2006. Gross margin on professional and education services revenue was 2%, or $0.7 million in 2007 compared to (1)%, or $(0.2) million in 2006. The increase in cost of professional and education services in 2007 was driven by an increase in labor related costs for professional services as a result of growth in our professional services organization in 2007 due to increased demand for implementation services.

We expect first quarter 2009 professional and educational services gross margin to be 5% to 10%.

Research and Development Expenses

	Years Ended December 31,
	2008	2007	2006

Research and development expenses	$29,329	$24,963	$21,517
As a percent of total revenue	18%	18%	21%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date, all of our software development costs have been expensed as research and development in the period incurred.

Research and development expenses increased 17% to $29.3 million in 2008 from $25.0 million in 2007 and remained 18% of revenue due to revenue growth in 2008. The increase in research and development spending was driven by increases of $3.4 million in labor related costs from 2007 to develop the capacity of the organization to further drive creative product development. As part of the growth in the research and development organization depreciation and allocated infrastructure costs increased $0.7 million in 2008 from the prior year driven by increased capital expenditures in 2008 and 2007.

Research and development expenses increased 16% to $25.0 million in 2007 from $21.5 million in 2006 and decreased as a percentage of revenue to 18% from 21%. The increase in research and development spending was due to a full year of expenses related to eStara which was acquired in the fourth quarter of 2006.

Our research and development efforts during 2008 and 2007 related to our e-commerce optimization services were primarily maintenance and data conversion costs. We did not capitalize any research and development costs during 2008 and 2007. We expect that during 2009 we will capitalize certain internal use software development costs under SOP 98-1 for planned product enhancements for ATG e-commerce optimization services.

Sales and Marketing Expenses

	Years Ended December 31,
	2008	2007	2006

Sales and marketing expenses	$49,569	$44,397	$30,909
As a percent of total revenue	30%	33%	30%

Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. We generally recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.

Sales and marketing expenses increased 12% to $49.6 million in 2008 from $44.4 million in 2007, and decreased as a percentage of total revenue to 30% from 33% due to revenue growth in 2008. The increase was due to an increase in cost of $3.4 million in labor related costs, including a $1.4 million increase in commissions related to higher product license bookings, a $0.7 million increase in stock-based compensation and a $0.4 million increase in travel costs. In addition, we had a $0.4 million increase in spending on marketing programs.

Sales and marketing expenses increased 44% to $44.4 million in 2007 from $30.9 million in 2006, and increased as a percentage of total revenue to 33% from 30%. The increase was due to an increase in cost of $8.9 million related to the eStara acquisition, a $2.4 million increase in commission expense related to higher product license bookings and increased spending on marketing programs.

General and Administrative Expenses

	Years Ended December 31,
	2008	2007	2006

General and administrative expenses	$19,432	$18,211	$12,952
As a percent of total revenue	12%	13%	12%

General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.

General and administrative expenses increased 7% to $19.4 million in 2008 from $18.2 million in 2007, and decreased as a percentage of total revenue to 12% from 13%.

The increase in 2008 of $1.2 million was due to additional salaries and other related costs, including stock-based compensation, and $0.6 million related to additional outside professional services, legal and accounting and tax services.

General and administrative expenses increased 41% to $18.2 million in 2007 from $13.0 million in 2006, and increased as a percentage of total revenue to 13% from 12%.

The increase in 2007 of $5.2 million was attributable to the inclusion of a full year’s results for eStara. eStara contributed $3.3 million of general and administrative expenses to 2007 compared to $0.7 million in 2006. Salaries and other related costs, including stock-based compensation increased $2.3 million in 2007, which includes $1.8 million related to eStara. In 2007, we incurred $1.4 million in general and administrative expenses related to remedial actions taken to correct material weaknesses in our internal control over financial reporting identified at December 31, 2006, including outside service fees and other one-time costs.

We expect first quarter 2009 total operating expenses, which include research and development, sales and marketing and general and administrative expenses, to be in the range of $24 million to $26 million.

Stock-Based Compensation Expense

The Company records stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”). The Company recorded $7.9 million, $5.8 million and $3.8 million in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in stock-based compensation expense is due to granting restricted stock units in 2008 and 2007 at higher values compared to the fair value of stock options in past years. We expect to use restricted stock units and stock options regularly in the future.

As of December 31, 2008, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $16.8 million, which will be recognized over a weighted average period of approximately 2.7 years.

Interest and Other Income, Net

Interest and other income, net decreased to $1.0 million in 2008 from $2.2 million in 2007. The decrease was primarily due to foreign currency exchange losses on remeasuring foreign currency denominated assets and liabilities. Additionally, the decrease included net realized losses on foreign currency based transactions. We incurred a foreign currency exchange loss of $40,000 in 2008 compared to gains of $742,000 in 2007. The foreign currency based losses were driven by the movement of the U.K. Pound Sterling and the Euro compared to the US Dollar in 2008, compared to 2007 in which net gains were recorded. In addition, we experienced a decrease in interest income resulting from lower prevailing interest rates despite our higher ending cash and investment balances. Cash, cash equivalents and marketable securities, including restricted cash, increased $9.5 million in 2008 to $61.4 million at December 31, 2008.

Interest and other income, net increased to $2.2 million in 2007 from $1.7 million in 2006. The increase was primarily due to an increase in interest income resulting from our higher average cash and investment balances and foreign currency exchange gains due to continuing weakness in the U.S. dollar versus the U.K. Pound Sterling and the Euro.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2008, we recorded an income tax provision of $1.6 million. This relates to earnings in certain of our foreign subsidiaries as well as a reduction in our valuation allowance recorded as a decrease to goodwill of $2.0 million, discussed further below. In 2007, we recorded tax expense of $0.4 million primarily related to earnings in certain of our foreign subsidiaries as well as interest and penalties related to certain tax positions. We recorded minimal Federal income taxes in 2007 due to taxable operating losses in 2007. The primary differences between book income and tax income for 2007 were the amortization of capitalized research and development expenses and payments on accrued expenses, partially offset by SFAS 123R stock compensation expenses and income from deferred revenue.

As of December 31, 2007, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realizability of these assets. As of December 31, 2008, we determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon our cumulative history of earnings before taxes for financial reporting purposes over a three year period in those jurisdictions and our assessment as of December 31, 2008 of our expected future results of operations. As a result, during the fourth quarter of 2008, we reversed a total of $0.6 million of our deferred tax asset valuation allowance. The valuation allowance decreased overall by $16.5 million primarily as a result of the utilization of previously unbenefited losses and the elimination net operating losses generated from excess stock option deductions in accordance with SFAS No. 123(R). $2.0 million of the reversal of the valuation allowance was recorded as a decrease to goodwill in accordance with SFAS No. 109 and SFAS No. 141, as the reduction relates to the utilization of Primus pre-acquisition tax assets. Future reductions in the valuation allowance in connection with the utilization of the remaining acquired tax assets will be recorded as an increase to income from continuing operations in accordance with SFAS No. 141(R), effective January 1, 2009.

As a result of historical net operating losses incurred and after evaluating our anticipated performance over our normal planning horizon, we have provided a full valuation allowance against our U.S. net operating loss carryforwards, research and development credit carryforwards and other net deferred tax assets.

Acquisitions

CleverSet Acquisition

On February 5, 2008, we acquired all of the outstanding shares of common stock of privately held eShopperTools.com, Inc., dba CleverSet (“CleverSet”) for a purchase price of approximately $9.4 million, comprised of $9.2 million paid to the shareholders, including the extinguishment of convertible debt, and acquisition costs of $0.2 million. The purchase of CleverSet augments our e-commerce optimization service offerings with CleverSet’s automated personalization engines, which present e-commerce visitors with relevant recommendations and information designed to increase conversion rates and order size.

eStara Acquisition

In October 2006, we acquired all of the outstanding shares of common stock of eStara, Inc. (“eStara”). The aggregate purchase price was approximately $49.8 million, which consisted of $39.2 million of our common stock, $2.2 million of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services and a transaction bonus to eStara employees of $4.8 million, and $3.6 million in cash paid in lieu of issuing ATG common stock to non accredited investors. We issued approximately 14.6 million shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced. In addition, we issued 0.3 million shares of restricted stock, which is being recognized as stock-based compensation expense over the vesting term. In the preliminary allocation of the purchase price the excess of the purchase price over the net assets acquired resulted in goodwill of $32.1 million.

As required by the merger agreement, in 2007 we recorded contingent consideration of $2.0 million for earn-out payments to eStara stockholders and employees as a result of eStara generating revenue in excess of $25 million but less than $30 million in 2007. The earn-out payments were made in March 2008 and consisted of $0.6 million for stockholders and $1.4 million for employees. The payments to stockholders were recorded as additional purchase price, and the amounts paid to employees were accounted for as compensation expense as it relates to amounts paid to eStara employee stockholders in excess of that paid to non-employee stockholders.

For detailed information about our acquisitions, see Note 6 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our capital requirements relate primarily to labor costs, facilities, employee and customer infrastructure and working capital requirements. Our primary sources of liquidity at December 31, 2008 were our cash, cash equivalents, and short and long-term marketable securities of $61.4 million, including $2.1 million of restricted cash.

Cash provided by operating activities was $34.1 million in 2008 and the primary movements are as follows:

•	Net income for the 2008 of $3.8 million included non-cash expenses for depreciation and amortization of $8.9 million, stock-based compensation expense of $7.9 million and non-cash tax expense of $2.0 million.

•	Deferred revenue increased $7.7 million during the year. We invoice customers as licenses and services are delivered and collect these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at December 31, 2008 were subject to our collection process and, to the extent collected, are in our cash flow from operations.

•	Cash flows from accounts receivable increased $5.6 million in 2008, due to improved collection of outstanding accounts receivable, which resulted in a decline in days sales outstanding to 70 days at December 31, 2008 compared to 93 days at December 31, 2007.

•	Cash flows due to accrued expenses and accounts payable increased $0.2 million in 2008 due to higher operating expenses in 2008 partially offset by our focus to pay our vendors timely. We will be required to pay cash in future periods for these expenses that were recorded in 2008.

•	Cash flows from prepaid expenses and other assets decreased $0.7 million in 2008 due to payments for rent paid in advance in the United Kingdom, support and maintenance contract on internally utilized software, and health insurance premiums.

Net cash used in investing activities in 2008 was $13.3 million, which consisted of net payments $9.8 million for the CleverSet acquisition and eStara shareholder contingent consideration, $7.0 million of capital expenditures, primarily computer equipment and software for the managed application hosting business, and $2.1 million in purchases of certificates of deposit to collateralize letters of credit, partially offset by $5.5 million in net maturities of marketable securities.

Net cash used in financing activities in 2008 was $6.2 million. Financing activities consisted primarily of $8.9 million repurchases of our common stock and the payment of $0.5 million for tax withholdings due on the vesting of restricted stock units, partially offset by $3.2 million in proceeds from exercised stock options and the employee stock purchase plan.

On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the year ended December 31, 2008, we repurchased 4,618,541 shares of our common stock at a cost of $8.9 million. Under the program to date, we have repurchased 5,605,501 shares of our common stock at a cost of $11.8 million. We have authorization to expend an additional $8.2 million under this program as of December 31, 2008. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

We believe that our balance of $61.4 million in cash, cash equivalents and marketable securities at December 31, 2008, including $2.1 million of restricted cash, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

Accounts Receivable and Days Sales Outstanding

Our accounts receivable balance and days sales outstanding and modified days sales outstanding for the fourth quarter ended December 31, 2008 and 2007 were as follows:

	Quarter Ended December 31,
	2008	2007
	(Dollar amounts in thousands)

Days sales outstanding	70	93
Revenue	$45,397	$39,326
Accounts receivable, net	$35,109	$40,443
Modified days sales outstanding	67	82
Percent of accounts receivable less than 60 days	92%	88%

We evaluate our performance on collections on a quarterly basis. As of December 31, 2008, our days sales outstanding decreased from December 31, 2007 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the current and previous quarters.

Contractual Obligations

On December 31, 2008, our contractual cash obligations, which consist of operating leases and long-term tax obligations, were as follows (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating leases	$15,460	$3,894	$6,059	$1,946	$3,561
Long-term tax obligations	1,775	—	—	—	1,775

	$17,235	$3,894	$6,059	$1,946	$5,336

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R) Business Combinations, (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after

December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) In-process research and development charges will no longer be recorded. Upon adoption of Statement 141(R) we will no longer reduce goodwill when utilizing net operating loss carry forwards for which a full valuation allowance exists as was required under Statement 141. The adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS 160”), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141( R), Business Combinations. This Statement will be effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact to our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material effect on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio consisting mainly of money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at December 31, 2008 and 2007 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since December 31, 2008.

The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at December 31, 2008 and 2007, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 31, 2008, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(o) to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 26, 2009

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$47,413	$34,419
Marketable securities (including restricted securities of $1,669 at December 31, 2008)	13,570	16,460
Accounts receivable, net of reserves of $1,234 ($958 in 2007)	35,109	40,443
Deferred costs, current	924	790
Deferred tax assets	560	—
Prepaid expenses and other current assets	3,814	2,741

Total current assets	101,390	94,853
Property and equipment, net	10,098	7,208
Deferred costs, less current portion	1,984	2,337
Marketable securities (including restricted securities of $419 at December 2008)	419	1,062
Other assets	1,423	1,475
Intangible assets, net	7,770	11,109
Goodwill	65,683	59,675

	$188,767	$177,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,958	$3,619
Accrued expenses	18,875	19,082
Deferred revenue, current portion	38,782	35,577
Accrued restructuring, current portion	146	855

Total current liabilities	60,761	59,133
Accrued restructuring, less current portion	—	225
Deferred revenue, less current portion	15,285	10,777
Other liabilities	1,775	487
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized — 10,000,000 shares; issued and outstanding — no shares	—	—
Common stock, $0.01 par value; authorized — 200,000,000 shares; issued — 131,572,773 shares and 129,293,221 shares at December 31, 2008 and 2007, respectively	1,316	1,293
Additional paid-in capital	315,730	305,151
Accumulated deficit	(191,946)	(195,745)
Treasury stock, at cost (5,605,501 shares and 986,960 shares at December 31, 2008 and 2007, respectively)	(11,810)	(2,902)
Accumulated other comprehensive loss	(2,344)	(700)

Total stockholders’ equity	110,946	107,097

	$188,767	$177,719

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue:
Product licenses	$47,429	$30,529	$32,784
Recurring services	91,039	76,672	51,113
Professional and education services	26,173	29,859	19,335

Total revenue	164,641	137,060	103,232
Cost of Revenue:
Product licenses	2,186	2,197	1,751
Recurring services	34,077	24,119	11,239
Professional and education services	25,619	29,223	19,560

Total cost of revenue	61,882	55,539	32,550

Gross Profit	102,759	81,521	70,682
Operating Expenses:
Research and development	29,329	24,963	21,517
Sales and marketing	49,569	44,397	30,909
General and administrative	19,432	18,211	12,952
Restructuring benefit	—	(59)	(62)

Total operating expenses	98,330	87,512	65,316

Income (loss) from operations	4,429	(5,991)	5,366
Interest and other income, net	960	2,237	1,712

Income (loss) before provision (benefit) for income taxes	5,389	(3,754)	7,078
Provision (benefit) for income taxes	1,590	433	(2,617)

Net income (loss)	$3,799	$(4,187)	$9,695

Basic net income (loss) per share	$0.03	$(0.03)	$0.08

Diluted net income (loss) per share	$0.03	$(0.03)	$0.08

Basic weighted average common shares outstanding	128,534	127,528	115,280

Diluted weighted average common shares outstanding	133,916	127,528	120,096

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Total	Comprehensive
	Number of	Par	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’	Income
	Shares	Value	Capital	Deficit	Stock	Loss	Equity	(Loss)

Balance, December 31, 2005	110,637,606	$1,106	$251,454	$(201,253)	—	$(1,147)	$50,160	—
Exercise of stock options	1,474,897	15	1,535	—	—	—	1,550	—
Issuance of common stock in connection with employee stock purchase plan	327,643	3	658	—	—	—	661	—
Issuance of common stock and valuation of options related to eStara acquisition	14,523,386	145	38,894	—	—	—	39,039	—
Vesting of restricted stock related to the eStara acquisition	45,284	—	120	—	—	—	120	—
Vesting of restricted stock issued under the non-employee director plan	46,557	1	55	—	—	—	56	—
Stock based compensation expense related to employee stock awards	—	—	3,575	—	—	—	3,575	—
Comprehensive income:
Net income	—	—	—	9,695	—	—	9,695	$9,695
Foreign currency translation adjustment	—	—	—	—	—	218	218	218

Comprehensive income	—	—	—	—	—	—	—	$9,913

Balance, December 31, 2006	127,055,373	1,270	296,291	(191,558)	—	(929)	105,074	—
Exercise of stock options	1,622,028	16	2,031	—	—	—	2,047	—
Issuance of common stock in connection with employee stock purchase plan	410,720	4	897	—	—	—	901	—
Vesting of restricted stock related to the eStara acquisition	198,646	2	528	—	—	—	530	—
Vesting of restricted stock issued under the non-employee director plan	6,454	1	231	—	—	—	232	—
Repurchase of common stock	(986,960)	—	—	—	$(2,902)	—	(2,902)	—
Stock based compensation expense related to employee stock awards	—	—	5,173	—	—	—	5,173	—
Comprehensive loss:
Net loss	—	—	—	(4,187)	—	—	(4,187)	$(4,187)
Foreign currency translation adjustment	—	—	—	—	—	229	229	229

Comprehensive loss	—	—	—	—	—	—	—	$(3,958)

Balance, December 31, 2007	128,306,261	1,293	305,151	(195,745)	(2,902)	(700)	107,097
Exercise of stock options	1,393,479	14	2,238	—	—	—	2,252	—
Issuance of common stock in connection with employee stock purchase plan	398,071	4	974	—	—	—	978	—
Vesting of restricted stock related to the eStara acquisition	14,182	—	31	—	—	—	31	—
Vesting of restricted stock issued under the non-employee director plan	146,454	1	526	—	—	—	527	—
Repurchase of common stock	(4,618,541)	—	—	—	(8,908)	—	(8,908)	—
Stock based compensation expense related to employee stock awards	—	—	4,304	—	—	—	4,304	—
Vesting of restricted stock issued to employees	327,366	4	3,035	—	—	—	3,039	—
Tax withholding on restricted stock	—	—	(529)	—	—	—	(529)	—
Comprehensive income:
Net income	—	—	—	3,799	—	—	3,799	$3,799
Foreign currency translation adjustment	—	—	—	—	—	(1,540)	(1,540)	(1,540)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(104)	(104)	(104)

Comprehensive income	—	—	—	—	—	—	—	$(2,155)

Balance, December 31, 2008	125,967,272	$1,316	$315,730	$(191,946)	$(11,810)	$(2,344)	$110,946

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$3,799	$(4,187)	9,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,895	7,862	5,141
Stock-based compensation expense	7,896	5,843	3,751
Non-cash tax expense	2,009	—	—
Deferred income taxes	(560)	—	—
Net changes in operating assets and liabilities:
Accounts receivable, net	5,586	(5,584)	(9,424)
Prepaid expense and other assets	(745)	(657)	(621)
Deferred costs	219	(3,127)	—
Accounts payable	(1,208)	1,012	(629)
Accrued expenses and other liabilities	1,413	4,118	(169)
Deferred revenue	7,713	22,145	2,417
Accrued restructuring	(934)	(1,164)	(2,536)

Net cash provided by operating activities	34,083	26,261	7,625
Cash Flows from Investing Activities:
Purchases of marketable securities	(19,771)	(21,779)	(18,904)
Maturities of marketable securities	25,288	17,569	15,101
Purchases of property and equipment	(7,010)	(4,840)	(4,459)
Payments for acquisitions, net of cash acquired	(9,766)	(829)	(7,153)
Collateralization of letters of credit	(2,088)	—	—
(Increase) decrease in other assets	—	(22)	(155)

Net cash used in investing activities	(13,347)	(9,901)	(15,570)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	2,252	2,047	1,537
Proceeds from employee stock purchase plan	978	901	661
Repurchase of common stock	(8,908)	(2,902)	—
Payment of employee restricted stock tax withholdings	(529)	—	—
Payments on capital leases	—	(56)	(63)
Principal payments on notes payable	—	—	(198)

Net cash (used in) provided by financing activities	(6,207)	(10)	1,937
Effect of foreign exchange rate changes on cash and cash equivalents	(1,535)	158	(141)

Net increase (decrease) in cash and cash equivalents	12,994	16,508	(6,149)
Cash and cash equivalents, beginning of period	34,419	17,911	24,060

Cash and cash equivalents, end of period	$47,413	$34,419	$17,911

Supplemental Disclosure of Cash Flow information:
Cash paid for interest expense	$—	$—	$11
Cash paid for income taxes	$520	$—	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of stock and options related to acquisitions	$—	$—	$39,039

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to revenue recognition, the allowance for doubtful accounts, useful lives of fixed assets and identifiable intangible assets, deferred costs, software development costs, accrued liabilities, accrued taxes, deferred tax valuation allowances, and assumptions pertaining to share-based payments. Actual results could differ from those estimates.

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

Many of the Company’s software arrangements also include professional services for consulting implementation services sold separately under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under SOP 97-2. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements is recognized as the services are performed on a time and materials basis using the proportional performance method.

Education revenue, which is recognized as the training is provided to customers, is derived from instructor led training classes either at ATG or onsite at the customer location.

For software arrangements with multiple elements, the Company applies the residual method in accordance with SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support and maintenance services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support and maintenance services, professional services, and education. The Company has not established VSOE for its software licenses, application hosting services or e-commerce optimization services. In arrangements that do not include application hosting services or e-commerce optimization services, product license revenue is generally recognized upon delivery of the software products.

2. Sales of Application Hosting Services and Professional Services

ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing the software as a service solution to the customer in an arrangement in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), SAB 104 and EITF 00-21.

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

3. Sales of e-Commerce Optimization Services

ATG derives revenue from e-commerce optimization services, which are hosted services providing ATG’s customers with click-to-call and click-to-chat services. e-commerce optimization services are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution, which are typically contracted for a one-year term. The Company recognizes revenue on a monthly basis as the services are provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances e-commerce optimization services are bundled with ATG software arrangements, which typically include perpetual software licenses, support and maintenance services and professional services for the perpetual software license. Since the Company does not have VSOE of fair value for e-commerce optimization services, the up-front fees received under the arrangement regardless of the nature of the element are deferred and recognized ratably over the period of providing the e-commerce optimization services, provided that the professional services, if applicable, have commenced.

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

(d)	Deferred Costs

The Company defers direct costs incurred for the set-up and implementation of application hosting services until commencement of the application hosting service. In addition, for arrangements that require the Company to defer professional services revenue, such as arrangements in which the Company does not have VSOE of fair value for an undelivered element in an arrangement, the Company defers the direct costs incurred prior to delivery of the element related to performing the professional services. Deferred costs are amortized to cost of revenue ratably over the period of recognizing the related revenue under the customer arrangement. Deferred costs include incremental direct third party costs and specific internal direct costs, such as direct salary and benefits, related to the set-up and implementation services and professional services. Total deferred costs were $2.9 million and $3.1 million at December 31, 2008 and 2007, respectively.

(e)	Accounts Receivable and Allowances for Accounts Receivable

Accounts receivable represents amounts currently due from customers. Accounts receivable also include $1.2 million and $1.6 million of unbilled accounts receivable at December 31, 2008 and 2007, respectively. Unbilled accounts receivable consist of estimated future billings for professional services performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced the following month.

ATG records allowances for accounts receivable based upon a specific review of all outstanding invoices and unbilled accounts receivable, known collection issues and historical experience. ATG also records a provision for estimated sales returns and allowances on professional service fees in the same period the related revenues are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, as a reduction to revenue. These estimates are based on historical sales returns, analysis of credit memo data and other known factors and are generally recorded as a reduction in revenue.

The following is a rollforward of the Company’s allowances:

	Beginning of		Deductions/	Balance at End
	Period	Additions	Write-Offs	of Period
	(In thousands)

Year Ended December 31, 2006	$778	$323	$(654)	$447

Year Ended December 31, 2007	$447	$1,670	$(1,159)	$958

Year Ended December 31, 2008	$958	$677	$(401)	$1,234

(f)	Cost of Product License Revenues

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

(g)	Cost of Recurring Services Revenues

Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the eStara and CleverSet acquisitions and royalties paid to vendors whose technology is incorporated into recurring service products.

(h)	Cost of Professional and Education Services Revenues

Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff, and third-party contractors.

(i)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. In accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock awards. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options and restricted stock awards.

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands, except per share amounts)

Net income (loss)	$3,799	$(4,187)	$9,695

Weighted average common shares outstanding used in computing basic net income (loss) per share	128,534	127,528	115,280
Dilutive employee common stock equivalents	5,382	—	4,816

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income (loss) per share	133,916	127,528	120,096

Basic net income (loss) per share	$0.03	$(0.03)	$0.08

Diluted net income (loss) per share	$0.03	$(0.03)	$0.08

Anti-dilutive common stock equivalents	7,995	16,506	5,237

(j)	Cash, Cash Equivalents and Marketable Securities

ATG accounts for investments in marketable securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. Cash equivalents are investments with maturities at the date of acquisition of less than 90 days. Cash, cash equivalents, and marketable securities consist primarily of corporate obligations such as commercial paper and corporate bonds and institutional money market funds. They also include bank certificates of deposit and U.S. Government Treasury securities.

Prior to 2008, the Company classified all of its cash equivalents and marketable securities as held-to-maturity. In the first quarter of 2008, the Company transferred its marketable securities, except for bank certificates of deposit, as available-for-sale in accordance with SFAS 115 due to having sold certain debt securities prior to their maturity dates in order to finance the CleverSet acquisition. The total transfer was $17.5 million (at amortized cost) of marketable securities with an unrealized loss of $1,000. The Company continues to classify bank certificates of deposit as held-to-maturity securities, which are carried at amortized cost, as the Company has the positive intent and ability to hold them to maturity. The Company’s other readily marketable cash equivalents and marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). No securities were classified as trading.

Realized gains and losses, as well as interest, and dividends on all securities, are included in earnings. No realized gains or losses were recorded during any of the years presented.

The Company periodically evaluates its investments for impairment in accordance with EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. When a decline in fair value is deemed to be other-than-temporary, the Company records an impairment loss in the consolidated statement of operations. There were no other-than-temporary impairments of marketable securities in any of the years presented.

Unrealized gains and losses on available-for-sale securities classified at December 31, 2008 consisted of a gross unrealized gain of $13,000 offset by gross unrealized loss of $117,000.

At December 31, 2008 and 2007, cash, cash equivalents and marketable securities consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents:
Cash	$42,894	$21,678
Money market accounts	4,519	4,453
Commercial paper	—	7,288
Certificates of deposit	—	1,000

Total cash and cash equivalents	$47,413	$34,419

Marketable securities:
Maturities within 1 year:
U.S. Treasury securities	$1,000	$—
Certificates of deposit	2,744	902
Commercial paper	1,597	9,794
Corporate debt securities	8,229	5,764
Maturities within 1 to 3 years:
Certificates of deposit	419	—

Total marketable securities	$13,989	$17,522

(k)	Fair Value Measurement

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$4,519	$4,519	—	—
Short-term available-for- sale securities	10,826	1,000	$9,826	—

Total assets at fair value	$15,345	$5,519	$9,826	—

(l)	Restricted Cash

At December 31, 2008, the Company has collateralized $2.1 million in outstanding letters of credit with certificates of deposit. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the lease. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011.

(m)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG records depreciation and amortization using the straight-line method. Property and equipment at December 31, 2008 and 2007 consisted of the following:

		December 31,
Asset Classification	Estimated Useful Life	2008	2007
		(In thousands)

Computer equipment	3 years	$11,711	$8,729
Leasehold improvements	Lesser of useful life or life of lease	2,618	2,443
Furniture and fixtures	5 years	686	536
Computer software	3 years	3,895	2,128

		18,910	13,836
Less — accumulated depreciation and amortization		(8,812)	(6,628)

		$10,098	$7,208

Depreciation and amortization expense related to property and equipment was $4.6 million, $3.0 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008 and 2007, in connection with the Company’s annual evaluation of its property and equipment for impairment, the Company identified $2.1 million and $5.6 million, respectively, of fully depreciated assets that were disposed of or no longer in use. As a result, the Company wrote off the cost basis and related accumulated depreciation for these fully depreciated assets with no impact to the statement of operations.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ATG reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. There were no impairment charges related to property and equipment in 2008, 2007 and 2006.

(n)	Research and Development Expenses for Software Products

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

Costs incurred to develop software applications used in the Company’s e-commerce optimization services are accounted for in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalizable costs consists of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met.

The Company’s research and development efforts during 2008 and 2007 related to its e-commerce optimization services product were primarily maintenance and data conversion activities. As such the Company did not capitalize any research and development costs during 2008 and 2007.

(o)	Income Taxes

ATG accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires companies to recognize deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized (see Note 4). On January 1, 2007, the Company adopted FIN 48, which did not result in an adjustment to its tax contingencies.

(p)	Stock-Based Compensation

The Company accounts for share-based payments in accordance with SFAS 123R. As such, all share-based payments to employees, including grants of employee stock options, restricted shares and restricted share units, are recognized in the income statement based on their fair values at the date of grant. On January 1, 2006, ATG adopted SFAS 123R using the modified prospective transition method as permitted under SFAS 123R. Under this transition method, compensation cost for the years ended December 31, 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted before but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, results of operations and financial position for prior periods were not restated. See Note 5 for further information relating to stock-based compensation.

(q) Comprehensive Income (Loss)

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

The components of accumulated other comprehensive income (loss) are as follows:

	As of December 31,
	2008	2007
	(In thousands)

Foreign currency translation adjustment	$(2,240)	$(700)
Unrealized loss on available-for-sale securities	(104)	—

	$(2,344)	$(700)

(r)	Concentrations of Credit Risk

Financial instruments that potentially subject ATG to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with durations of thirteen months or less.

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

At December 31, 2008 and 2007, no customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of total revenues during the years ended December 31, 2008, 2007 and 2006.

(s)	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. During 2008, the Company acquired all of the outstanding shares of common stock of privately held eShopperTools.com, Inc., dba CleverSet (“CleverSet”). As a result of this acquisition, the Company recorded $8.1 million of additional goodwill.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company annually evaluates goodwill for impairment at December 1, and throughout the reporting period whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Because the Company has one reporting segment under SFAS 142, it utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if impairment exists. No impairment of goodwill resulted from this evaluation of goodwill in any of the fiscal years presented.

The following table presents the changes in goodwill during 2008 and 2007:

	As of, and For
	The Year Ended
	December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$59,675	$59,328
Acquisition of CleverSet	8,138	—
eStara earn-out payment	—	621
Collection of accounts receivable previously reserved	(121)	(274)
Release of valuation allowance on deferred tax assets related to NOLs from the Primus acquisition (Note 4)	(2,009)	—

	$65,683	$59,675

See Note 6 for additional information on the Company’s acquisitions.

(t)	Intangible Assets

The Company reviews identified intangible assets for impairment under SFAS 144 whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company evaluates recoverability of these assets by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairment of intangible assets resulted from this evaluation in any of the years presented.

Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis.

As a result of the CleverSet acquisition in 2008, the Company recorded $1.0 million of additional intangible assets. During 2006, the Company acquired all of the shares of eStara, Inc. As a result of this acquisition, the Company recorded $14.0 million of additional intangible assets. See Note 6 for additional information on these acquisitions. Total intangible assets, which are being amortized, consisted of the following:

	December 31, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)

Customer relationships	$11,660	$(8,600)	$3,060	$11,500	$(6,196)	$5,304
Purchased technology	9,710	(5,770)	3,940	8,900	(4,145)	4,755
Trademarks	1,400	(630)	770	1,400	(350)	1,050

Total intangible assets	$22,770	$(15,000)	$7,770	$21,800	$(10,691)	$11,109

Amortization expense related to intangible assets was $4.3 million, $4.9 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The remaining amortization expense will be recognized over a weighted average period of approximately 1.7 years. At December 31, 2008, annual amortization expense for intangible assets is expected to be as follows:

Total
(In thousands)

2009	$3,704
2010	3,032
2011	1,034

Total	$7,770

(u)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). The functional currency of the Company’s foreign subsidiaries has generally been determined to be the local currency. ATG translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Before translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective ATG entity, resulting in unrealized gains or losses recorded in interest and other income, net in the accompanying consolidated statements of operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive income (loss) included in stockholders’ equity. During the years ended December 31, 2008, 2007 and 2006, the Company recorded net gains (losses) of approximately ($40,000), $742,000 and $739,000, respectively, from realized foreign currency transactions gains and losses and the re-measurement of foreign currency denominated assets and liabilities.

(v)	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 14(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) In-process research and development charges will no longer be recorded. Upon adoption of Statement 141(R) we will no longer reduce goodwill when utilizing net operating loss carry forwards for which a full valuation allowance exists as was required under Statement 141. The adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

(2)	Disclosures About Segments of an Enterprise

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements. SFAS 131 also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer. ATG views its operations and manages its business as one segment with three product offerings: software licenses, recurring services, and professional and education services. ATG evaluates these product offerings based on their respective revenues and gross margins. As a result, the financial information disclosed in the consolidated financial statements represents the material financial information related to our principal operating segment.

Revenues from sources outside of the United States were approximately $48.4 million, $43.4 million, and $26.2 million in 2008, 2007 and 2006, respectively. Revenues from international sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s product sales for the years ended December 31, 2008, 2007 and 2006, were delivered from ATG’s headquarters located in the United States.

The following table represents the percentage of total revenues by geographic region from customers for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

United States	71%	68%	75%
Europe, Middle East, Africa (excluding UK)	15%	16%	9%
United Kingdom (UK)	12%	14%	14%
Other	2%	2%	2%

	100%	100%	100%

(4)	Income Taxes

Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$3,097	$(7,280)	$3,176
Foreign	2,292	3,526	3,902

	$5,389	$(3,754)	$7,078

The provision (benefit) for income taxes shown in the accompanying consolidated statements of operations is comprised of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Federal
Current	$(102)	$9	$—
Deferred	2,009	—	—
State
Current	59	—	12
Deferred	—	—	—
Foreign
Current	184	424	(2,629)
Deferred	(560)	—	—

	$1,590	$433	$(2,617)

The provision (benefit) for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2008	2007	2006

Federal tax at statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	4.7	(4.7)	0.1
Stock-based compensation	23.4	2.8	18.7
Meals and entertainment	3.5	3.4	2.1
Reversal of previously accrued taxes	—	—	(36.8)
Tax credits	(33.5)	(13.6)	(34.6)
Other	(2.6)	1.3	6.8

Provision before valuation allowance	30.5	(45.8)	(8.7)

Increase (use) of fully reserved net operating losses	(1.0)	57.3	(28.0)

	29.5%	11.5%	(36.7)%

The approximate tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Restructuring	$51	$381
Depreciation and amortization	980	708
Deferred revenue	2,188	—
Reserves and accruals	686	991
Stock-based compensation	2,674	2,912
Capitalized expenses	13,112	16,781
Federal income tax credits	9,969	8,164
Net operating losses	70,691	87,717

Total gross deferred tax assets	100,351	117,654

Valuation allowance	(96,706)	(113,245)

Total deferred tax assets	3,645	4,409

Deferred tax liabilities:
Intangible assets	(3,085)	(4,409)

Net deferred tax assets	$560	$—

As of December 31, 2007, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realizability of these assets. As of December 31, 2008, the Company determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a three year period in those jurisdictions and an assessment as of December 31, 2008 of the Company’s expected future results of operations related to its foreign operations. As a result, during the fourth quarter of 2008 the Company reversed a total of $0.6 million of its deferred tax asset valuation allowance. The valuation allowance decreased overall by $16.5 million primarily as a result of the utilization of previously unbenefited losses and the elimination of net operating losses generated from excess stock option deductions discussed further below. $2.0 million of the reversal of the valuation allowance was recorded as a decrease to goodwill in accordance with SFAS No. 109 and SFAS No. 141, as the reduction relates to the utilization of Primus pre-acquisition tax assets. The use of the acquired net operating losses does not require any payment by the Company, but is recorded as income tax expense. Future reductions in the valuation allowance in connection with the utilization of the remaining acquired tax assets will be recorded as an increase to income from continuing operations in accordance with SFAS No. 141(R), effective January 1, 2009.

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $172.9 million for federal income tax purposes, $165.5 million for state income tax purposes and approximately $15.9 million for non-US income tax purposes. The Company has an additional $37.3 million of federal net operating losses not reflected above, that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the balance sheet once they are “realized” in accordance with SFAS No. 123R. The Company also has available federal tax credit carryforwards of approximately $9.9 million. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2028. If substantial changes in the Company’s ownership have occurred or should occur, as defined by Section 382 of the U.S. Internal Revenue Code (“the Code”), there could be annual limitations on the amount of carryforwards that can be realized in future periods. The Company has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on its ability to utilize these tax credit and operating loss carryforwards.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has applied the provisions of FIN 48 effective January 1, 2007, and its the adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

During the year ended December 31, 2008, the Company recorded a decrease to its liability for unrecognized tax benefits of $0.6 million and an increase of $0.8 million of interest expense, the majority of which was accrued prior to 2008 but based on new facts, was reclassified within the statement of financial position as a liability for uncertain tax positions. At December 31, 2008 the Company has accrued $0.9 million of potential interest and penalties in its statement of financial position. If the uncertain tax positions are ultimately resolved in the Company’s favor, the effective tax rates in any future periods would be favorably affected by approximately $1.8 million.

A reconciliation of the gross allowance for uncertain tax positions is as follows (in thousands):

	December 31,
	2008	2007

Balance at January 1	$4,294	$4,599
Increases for tax positions taken during a prior period	—	313
Decreases for tax positions taken during the current period	(39)	(618)
Decreases relating to settlements	(582)	—
Decreases resulting from the expiration of the statute of limitations	—	—

Balance at December 31	$3,673	$4,294

The Company believes that it is reasonably possible that its gross allowance for uncertain tax positions will decrease by up to $3.3 million over the next twelve month period as a result of the expiration of the statutes of limitations within certain tax jurisdictions. Of the gross allowance for uncertain tax positions, $2.8 million relates to various uncertain positions in the Company’s tax net operating loss carryforward.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is generally subject to examinations by U.S. federal and state tax authorities from 1992 to the present as the U.S. Company has historically generated federal and state tax losses and tax credits since inception which, if utilized in future periods, may subject some or all periods to examination. The Company is generally subject to examinations by foreign tax authorities from 2001 to the present.

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

At December 31, 2008, there were 32,000,000 shares authorized for issuance under the 1996 Plan. The Board of Directors administers the 1996 Plan and has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. As of December 31, 2008, there were 8,226,467 shares available for future grant under the 1996 Plan.

1999 Outside Director Stock Option Plan

In May 1999, the Board of Directors and stockholders adopted and approved the 1999 Outside Director Stock Option Plan (“Director Plan”). Under the terms of the Director Plan, as amended, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock restricted stock awards, and restricted stock unit awards. The Director Plan terminates December 31, 2013 if not otherwise extended.

As of December 31, 2008, there were 884,604 shares available for future grant under the Director Plan.

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

In April 2007, ATG’s Board of Directors voted to amend the Primus 1999 Plan. The amendments reduced the number of shares issuable under the plan; clarified that options may only be issued at fair market value; clarified that no option may have a term longer than a 10 years; allowed for the payment of an option exercise by net exercise; and prohibited loans to directors or executive officers.

As of December 31, 2008 there were 249,936 shares available for future option grants under the Primus 1999 Plan.

1999 Employee Stock Purchase Plan

In May 1999, the Board of Directors and stockholders adopted and approved the 1999 Employee Stock Purchase Plan (“the Stock Purchase Plan”). The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 6,500,000 shares of ATG’s common stock to participating employees. All of the Company’s employees, including directors who are also employees, are eligible to participate in the Stock Purchase Plan. During each designated quarterly offering period, each eligible employee may deduct between 1% and 10% of base pay to purchase shares of our common stock. The purchase price is 85% of the closing market price of our common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. As of December 31, 2008, there were 477,711 shares available for future issuance under the Stock Purchase Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to stock options granted during the years ended December, 31, 2008, 2007 and 2006 and related assumptions are noted in the following table:

	Years Ended December 31,
Stock Options	2008	2007	2006

Options granted (in thousands)	1,639	1,478	4,540
Weighted-average exercise price	$3.63	$2.86	$2.64
Weighted average grant date fair value	$2.46	$2.25	$2.28
Assumptions:
Expected volatility	73.9%	95.3%	113.2%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	3.19%	4.33%	4.68%
Expected dividend yield	0%	0%	0%

Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of its common stock, and therefore uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for a period that is commensurate with the stock option’s expected term.

Expected term — The Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date fair value calculation. As such, the Company has utilized the safe harbor provision in SEC Staff Accounting Bulletin No. 110 to determine the expected term of its stock options.

Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities with a maturity that is commensurate with the expected term of the option is used as the risk-free interest rate.

Expected dividend yield — The Company’s Board of Directors has never declared dividends nor does it expect to issue dividends.

Stock-Based Compensation Expense

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.3% to all unvested options as of December 31, 2008. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company recorded $7.9 million, $5.8 million and $3.8 million in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining
	Number	Exercise Price	Contractual Term	Aggregate
	of Options	Per Share	in Years	Intrinsic Value
	(In thousands, except weighted average exercise price and
	weighted average remaining contractual term in years)

Outstanding, December 31, 2007	14,147	$2.62
Granted	1,639	3.63
Exercised	(1,393)	1.62
Cancelled	(969)	3.18

Outstanding, December 31, 2008	13,424	$2.80		$5,457

Exercisable, December 31, 2008	10,036	$2.72		$5,296

Options vested or expected to vest at December 31, 2008(1)	13,170	$2.79		$4,150

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.3 million, $3.3 million, $2.5 million, respectively. The total amount of cash received from exercise was $2.3 million, $2.0 million and $1.5 million in 2008, 2007 and 2006, respectively.

A summary of the Company’s restricted share and restricted share unit (RSU) award activity as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	and RSU’s	Per Share
	(In thousands, except
	per share amounts)

Non-Vested shares outstanding at December 31, 2007	2,359	$2.57
Awards granted	2,601	$3.54
Restrictions lapsed	(655)	$2.47
Awards forfeited	(542)	$3.21

Non-Vested shares outstanding at December 31, 2008	3,763	$3.17

In 2007, the Company began granting restricted stock units (“RSUs”) to executives, employees and members of the Board of Directors. During the years ended December 31, 2008 and 2007, the Company granted 2.6 million and 2.4 million RSUs, respectively, to employees and members of the Board of Directors. The fair value of the RSUs is based on the market value of ATG’s common stock price on the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period provided there are no performance-based measures. The RSUs provide the holder with the right to receive shares of ATG common stock upon vesting.

RSUs granted to employees generally vest over four years. A majority of the RSUs vest based on the lapsing of time. A portion of the RSUs granted to executives are subject to performance criteria. For the year ended December 31, 2008, the Company achieved a certain level of the performance measures, and as a result the executives will receive 89% of the shares subject to the RSU’s granted in 2008 subject to employment with the

Company for the remaining service period. The fair value of these performance based awards is being recognized over the requisite service period under the accelerated method pursuant to FAS 123R. The performance-based RSUs granted in 2008 and 2007 contain additional provisions which, if achieved, would result in the immediate vesting of the awards. At December 31, 2008, the achievement of these additional provisions is not deemed probable by the Company. As of December 31, 2008, the unrecognized compensation expense related to restricted shares and RSU’s is $9.3 million.

Stock compensation expense related to restricted stock unit awards made to employees and non-employee directors was $3.6 million, $1.6 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the years ended December 31, 2008, 2007 and 2006, the total fair value of RSUs vested was $1.6 million, $0.5 million, and $0.0 million, respectively.

As of December 31, 2008, there was $16.8 million of total unrecognized compensation cost related to unvested awards of stock options, restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Shareholders’ Rights Plan

On September 26, 2001, the Company Board of Directors adopted a Shareholder Rights Plan (“the Shareholder Rights Plan”) pursuant to which preferred stock purchase rights (“Rights”) were distributed to stockholders as a dividend at the rate of one Right for each share of common stock held of record as of the close of business on October 9, 2001. The Shareholder Rights Plan was adopted to enable the Board of Directors to protect the interests of stockholders in the event of a takeover attempt that is coercive or the Board otherwise considers not to be in the best interests of stockholders.

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

Acquisition of CleverSet

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

	Year Ended December 31,
	2008	2007
	(In thousands)

Pro forma revenue	$164,739	$138,733
Pro forma net income (loss)	3,262	(7,416)
Pro forma net income (loss) per Share — basic and diluted	$0.02	$(0.06)

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

As required by the merger agreement, in 2007 the Company recorded contingent consideration of $2 million for earn-out payments to eStara stockholders and employees as a result of eStara generating revenue in excess of $25 million but less than $30 million in 2007. The earn-out payments were paid in March 2008 and consisted of $0.6 million to the stockholders and $1.4 million to employees. The payments to stockholders were recorded as additional purchase price and added to goodwill, and the amounts paid to employees were accounted for as compensation expense as it relates to amounts paid to eStara employee stockholders in excess of that paid to non-employee stockholders.

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

The purchase price was allocated based on estimated fair values as of the acquisition date. The following represents the allocation of the purchase price prior to any subsequent adjustments in 2007, which related to collection of previously reserved accounts receivable (See Note 1(s)) (in thousands):

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

Leases

ATG has offices, primarily for sales and support personnel, in seven domestic locations as well as four foreign countries. At December 31, 2008, ATG’s bank had issued $2.1 million of letters of credit in favor of various landlords to secure obligations under its leases, which expire through 2011. In addition, the Company has operating leases related to equipment, some of which include purchase options at the end of the lease term.

The future minimum payments under operating leases as of December 31, 2008, were as follows (in thousands):

2009	$3,894
2010	3,224
2011	2,835
2012	971
2013	975
Thereafter	3,561

Total future minimum lease payments	$15,460

The Company recorded rent expense of $4.4 million, $3.4 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company sponsors a 401(k) Plan covering substantially all employees. The 401(k) Plan allows eligible employees to make salary-deferred contributions subject to certain U.S. Internal Revenue Service limitations. The Company may contribute to the 401(k) Plan at its discretion. The Company contributed $1.1 million in 2008, $1.0 million in 2007 and $0.8 million in 2006 as matching payments under the plan.

(9)	Accrued Expenses

Accrued expenses at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)

Compensation and benefits	$8,358	$9,348
Income taxes	209	1,887
Outside contractor and professional fees	3,391	3,475
VAT and sales and use taxes	3,298	1,579
Other	3,619	2,793

	$18,875	$19,082

(10)	Litigation

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

(11)	Quarterly Results of Operations (Unaudited)

The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2008 and 2007:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share amounts)

Total revenues	$36,530	$41,920	$40,794	$45,397
Gross profit	21,623	25,665	25,251	30,220
Net income (loss)	(842)	348	786	3,507
Basic and diluted net income (loss) per share	$(0.01)	$0.00	$0.01	$0.03
Diluted net income (loss) per share	$(0.01)	$0.00	$0.01	$0.03

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)

Total revenues	$29,232	$32,616	$35,886	$39,326
Gross profit	17,951	19,517	21,577	22,476
Net income (loss)	(1,461)	(2,748)	(760)	782
Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$0.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Management’s Report on Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2008 based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2008. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Art Technology Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Art Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 of Art Technology Group, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 26, 2009

3.	Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (SEC) not later than April 30, 2009 (the “Definitive Proxy Statement,” including under the headings “Election of Class I Directors,” “Background Information About Directors Continuing in Office.” “Information About Executive Officers,” “Compliance with Section 16(a) of The Exchange Act” and “Corporate Governance.”

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

The information required under this Item is incorporated herein by reference to our Definitive Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our Definitive Proxy Statement, including under the headings “Information About Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information, if any, required under this Item is incorporated herein by reference to our Definitive Proxy Statement, including under the headings “Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our Definitive Proxy Statement, including under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedule

The information required by Schedule II, Valuation and Qualifying Accounts is contained in Item 8 in the Notes to the Consolidated Financial Statements. All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because information required is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2009.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE
Robert D. Burke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of February 27, 2009.

Name	Title

/s/ ROBERT D. BURKE Robert D. Burke	Chief Executive Officer and President (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL A. BROCHU Michael A. Brochu	Director

/s/ DAVID B. ELSBREE David B. Elsbree	Director

/s/ JOHN R. HELD John R. Held	Director

/s/ ILENE H. LANG Ilene H. Lang	Director

/s/ MARY E. MAKELA Mary E. Makela	Director

/s/ DANIEL C. REGIS Daniel C. Regis	Chairman of the Board

/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director

EXHIBIT INDEX

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

2.1		Agreement and Plan of Merger dated as of January 19, 2008 among Art Technology Group, Inc., Einstein Acquisition Corp., eShopperTools.com, Inc., and the stockholder representative and principal stockholders of eShopperTools.com, Inc., named therein		8-K	January 25, 2008	10.1
2.2		Agreement and Plan of Merger dated as of September 18, 2006 among Art Technology Group, Inc., eStara, Inc., Arlington Acquisition Corp., Storrow Acquisition Corp., and the stockholder representative and principal stockholders of eStara named therein		8-K	September 22, 2006	10.1
2.3		Amendment No. 1 to Agreement and Plan of Merger dated as of October 2, 2006 among Art Technology Group, Inc., eStara, Inc. and the stockholder representative named therein		8-K	October 6, 2006	2.2
3.1		Amended and Restated Certificate of Incorporation		S-8	June 12, 2003	4.1
3.2		Amended and Restated By-Laws of Art Technology Group, Inc. (as further amended and adopted April 17, 2008)		8-K	April 23, 2008	3.1
4.1		Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (SEC file no. 000-26679)		8-K	October 2, 2001	4.1
10	.1*	Amended and Restated 1996 Stock Option Plan (including forms of agreements)	X
10	.2*	Amended and Restated 1999 Outside Director Stock Option Plan (including forms of agreements)		10-Q	August 7, 2007	10.2
10	.3*	1999 Employee Stock Purchase Plan		DEF14A (proxy statement)	April 10, 2006	Annex A
10.4		Primus 1999 Non-Officer Stock Option Plan		10-K	March 16, 2005	10.4
10.5		Primus 1999 Stock Incentive Compensation Plan, as amended		8-K	April 25, 2007	99.3
10	.6*	General Change-in-Control Policy for Employees		10-Q	November 9, 2004	10.21
10	.7*	Amended and Restated Employment Agreement dated April 14, 2008 with Robert Burke		10-Q	May 12, 2008	10.3
10	.8*	Offer letter with Julie M.B. Bradley dated July 6, 2005		10-Q	November 8, 2005	10.9
10.9		Offer letter with Andrew Reynolds dated July 23, 2007		10-K	March 17, 2008	10.10
10	.10*	Offer letter with Nina P. McIntyre dated January 27, 2009	X
10	.11*	Form of Change in Control Agreement by and among Art Technology Group, Inc. and Executive Management Team Members, dated April 14, 2008		10-Q	May 12, 2008	10.4
10	.12*	2008 Executive Management Compensation Plan, as amended, dated March 3, 2008		8-K	March 6, 2008	99.1

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

10	.13*	Amended and Restated Non-Employee Director Compensation Plan, as amended on September 16, 2008		10-Q	November 7, 2008	10.1
10.14		Lease agreement dated May 6, 2006 with RREEF America REIT II Corp. PPP		10-Q	May 10, 2006	10.33
10.15		Amended and Restated Loan and Security Agreement dated June 13, 2002 with Silicon Valley Bank		10-Q	August 14, 2002	10.1
10.16		First Loan Modification Agreement dated September 30, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.1
10.17		Amendment Agreement dated October 4, 2002 with Silicon Valley Bank		10-Q	November 14, 2002	10.2
10.18		Second Loan Modification Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.21
10.19		Fourth Loan Modification Agreement dated November 26, 2003 with Silicon Valley Bank		10-K	March 15, 2004	10.25
10.20		Fifth Loan Modification Agreement dated June 2004 with Silicon Valley Bank		10-Q	August 9, 2004	10.26
10.21		Letter Agreement re: Loan Arrangement with Silicon Valley Bank dated June 16, 2004		10-Q	August 9, 2004	10.25
10.22		Sixth Loan Modification Agreement dated November 24, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.28
10.23		Seventh Loan Modification Agreement dated December 21, 2004 with Silicon Valley Bank		10-K	March 16, 2005	10.29
10.24		Eighth Loan Modification Agreement dated December 30, 2005 with Silicon Valley Bank		10-K	March 16, 2006	10.31
10.25		Ninth Loan Modification Agreement dated February 10, 2006 with Silicon Valley Bank		10-Q	May 10, 2006	10.32
10.26		Tenth Loan Modification Agreement dated October 4, 2006 with Silicon Valley Bank		8-K	October 5, 2006	10.1
10.27		Eleventh Loan Modification Agreement dated May 7, 2007 with Silicon Valley Bank		10-Q	August 7, 2007	10.5
10.28		Twelfth Loan Modification Agreement dated September 5, 2007 with Silicon Valley Bank		10-Q	November 5, 2007	10.1
10.28		Securities Account Control Agreement dated December 20, 2002 with Silicon Valley Bank		10-K	March 28, 2003	10.20
10.28		Agreement and Release between Clifford Conneighton and Art Technology Group, Inc., dated July 16, 2008		10-Q	August 8, 2008	10.2
21.1		Subsidiaries	X
23.1		Consent of Ernst & Young LLP	X
31.1		Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Filed with
		This	Incorporated by Reference
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.