Form 10-Q
period 2009-03-31
ART TECHNOLOGY GROUP INC
filed 2009-05-08
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009 there were 126,580,655 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$57,221	$47,413
Marketable securities (including restricted cash of $1,300 at March 31, 2009 and $1,669 at December 31, 2008)	10,254	13,570
Accounts receivable, net of reserves of $1,218 ($1,234 in 2008)	30,582	35,109
Deferred costs, current	822	924
Deferred tax asset	560	560
Prepaid expenses and other current assets	3,563	3,814

Total current assets	103,002	101,390
Property and equipment, net	10,069	10,098
Deferred costs	1,852	1,984
Other assets	1,355	1,423
Restricted cash — non current	419	419
Intangible assets, net	6,843	7,770
Goodwill	65,683	65,683

Total Assets	$189,223	$188,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,265	$2,958
Accrued expenses	15,494	18,875
Deferred revenue, current portion	37,899	38,782
Accrued restructuring, current portion	—	146

Total current liabilities	57,658	60,761

Deferred revenue, less current portion	14,170	15,285
Other liabilities	1,775	1,775
Commitments and contingencies (Note 9 )
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; issued — 132,167,557 and 131,572,773 shares at March 31, 2009 and December 31, 2008, respectively	1,323	1,316
Additional paid-in capital	317,684	315,730
Accumulated deficit	(188,972)	(191,946)
Treasury stock, at cost (5,605,501 shares at March 31, 2009 and December 31, 2008)	(11,810)	(11,810)
Accumulated other comprehensive loss	(2,605)	(2,344)

Total stockholders’ equity	115,620	110,946

Total Liabilities and Stockholders’ Equity	$189,223	$188,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended
	March 31,
	2009	2008
Revenue:
Product licenses	$12,930	$9,257
Recurring services	23,103	20,943
Professional and education services	5,878	6,330

Total revenue	41,911	36,530

Cost of Revenue:
Product licenses	390	387
Recurring services	8,897	7,606
Professional and education services	5,302	6,914

Total cost of revenue	14,589	14,907

Gross Profit	27,322	21,623

Operating Expenses:
Research and development	7,470	7,021
Sales and marketing	12,288	11,537
General and administrative	4,489	4,329

Total operating expenses	24,247	22,887

Income (loss) from operations	3,075	(1,264)
Interest and other income, net	211	628

Income (loss) before provision for income taxes	3,286	(636)
Provision for income taxes	312	206

Net income (loss)	$2,974	$(842)

Basic net income (loss) per share	$0.02	$(0.01)

Diluted net income (loss) per share	$0.02	$(0.01)

Basic weighted average common shares outstanding	126,113	128,435

Diluted weighted average common shares outstanding	129,368	128,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three months ended March 31,
	2009	2008
Cash Flows from Operating Activities:

Net income (loss)	$2,974	$(842)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,263	2,028
Stock-based compensation expense	1,955	1,830

Net changes in current assets and liabilities:
Accounts receivable	4,527	3,725
Prepaid expenses and other current assets	319	(22)
Deferred costs	234	(178)
Accounts payable	1,345	703
Accrued expenses and other liabilities	(3,381)	(1,899)
Deferred revenue	(1,999)	1,973
Accrued restructuring	(146)	(223)

Net cash provided by operating activities	8,091	7,095

Cash Flows from Investing Activities:
Purchases of marketable securities	(1,929)	(9,196)
Maturities of marketable securities	5,243	11,050
Purchases of property and equipment	(1,329)	(2,375)
Collateralization of letters of credit	—	(2,088)
Payment of acquisition costs, net of cash acquired	—	(10,673)

Net cash provided by (used in) investing activities	1,985	(13,282)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	149	509
Proceeds from employee stock purchase plan	242	250
Payments of employee restricted stock tax withholdings	(383)	—

Net cash provided by financing activities	8	759

Effect of foreign exchange rate changes on cash and cash equivalents	(276)	186

Net increase (decrease) in cash and cash equivalents	9,808	(5,242)

Cash and cash equivalents, beginning of period	47,413	34,419

Cash and cash equivalents, end of period	$57,221	$29,177

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
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
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
     (c) Accounts Receivable
     Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods. Accounts receivable also included $1.4 million and $1.2 million of unbilled accounts receivable at March 31, 2009 and December 31, 2008, respectively. Unbilled receivables consist of future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within the following month.
     ATG’s standard payment terms are normally within 90 days. In certain circumstances the Company may provide to customers with superior credit extended payment terms of up to 12 months. Accounts receivable due under arrangements involving payment terms of greater than 90 days and less than 12 months were approximately $3.8 million and $0.0 million at March 31, 2009 and December 31, 2008, respectively.
     (d) Revenue Recognition
     ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which are comprised of support and maintenance services, application hosting services and e-commerce optimization services, and (3) professional and education services. ATG sells these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as follows: 1. Sale of Perpetual Software Licenses, 2. Sale of Application Hosting Services and Professional and Education Services, and 3. Sale of e-Commerce Optimization Services.

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
     Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. ATG makes significant judgments when evaluating if fees are fixed and determinable and in accessing the customer’s ability to pay for the products or services provided. This judgment is based on a combination of factors, including the completion of a credit check or financial review, payment history with the customer and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.
     ATG’s standard payment terms are normally within 90 days. The Company in some circumstances provides extended payment terms, and in certain cases considers amounts payable beyond 90 days but less than 12 months to be fixed and determinable. In such cases, judgment is required in evaluating the creditworthiness of the customer and the likelihood of a concession. In the first quarter of 2009 the Company determined that it has a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, ATG recognized approximately $2.9 million of revenue during the three months ended March 31, 2009 that previously would have been deferred until the payments became due. The Company monitors its ability to collect amounts due under the stated contractual terms of such arrangements and to date has not experienced any concessions from this class of customer. If in the future the Company experiences adverse changes in its ability to collect without concession the amounts due under arrangements involving extended payment terms from this class of customer, it may no longer be able to conclude that such amounts are fixed and determinable and probable of collection, which could adversely affect the Company’s revenue in future periods.
1. Sales of Perpetual Software Licenses
     ATG licenses software under perpetual license agreements and applies the provisions of SOP 97-2, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2 and SOP 98-9, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software, which is generally through electronic license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s customary payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements in the transaction. Substantially all of the Company’s software license arrangements do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. Sales of Application Hosting Services and Professional and Education Services
     ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing the software as a service solution to the customer in an arrangement in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), SAB 104 and EITF 00-21.
     In accordance with EITF 00-3, these arrangements are not within the scope of SOP 97-2, and as such, ATG applies the provisions of SAB 104 and EITF 00-21 and accounts for the arrangement as a service contract. Pursuant to EITF 00-21, all elements of the arrangement are considered to be one unit of accounting. The elements in these arrangements generally include set-up and implementation services, support and maintenance services, the monthly hosting service and in certain instances a perpetual software license. All fees received up-front under these arrangements, regardless of the nature of the element, are deferred until the application hosting service commences, which is referred to as the “site-delivered” date. Upon go live, the up-front fees are recognized ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In addition, the monthly application hosting service fee is recognized as the application hosting service is provided.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     (e) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which for the Company includes net loss, unrealized gains (losses) on available-for-sale marketable securities, and foreign currency translation adjustments that have generally been reported in the statement of stockholders’ equity.
     The components of comprehensive income (loss) at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Net income (loss)	$2,974	$(842)
Net changes in:
Foreign currency translation adjustment	(312)	(150)
Unrealized gain (loss) on available-for-sale securities	51	—

Total comprehensive income (loss)	$2,713	$(692)

     (f) Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject ATG to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with durations of twenty-two months or less.
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
     At March 31, 2009 one customer accounted for 10% or more of accounts receivable. At December 31, 2008, no customer accounted for 10% or more of accounts receivable. No customer accounted for 10% or more of total revenue in the three month period ended March 31, 2009 or March 31, 2008.
     (g) New Accounting Pronouncements
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
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 14(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) In-process research and development charges will no longer be recorded. With the adoption of Statement 141(R) goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists as was required under Statement 141. The adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
     (2) Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock unit awards. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money, restricted stock and restricted stock unit awards. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options and restricted stock unit awards. The Company’s potentially diluted shares have not been included in the computation of diluted net loss per share for the three months ended March 31, 2008 as the result would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	2009	2008
Net income (loss)	$2,974	$(842)
Weighted average common shares outstanding used in computing basic net income (loss) per share	126,113	128,435
Dilutive employee common stock equivalents	3,255	—

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income (loss) per share	129,368	128,435

Basic net income (loss) per share	$0.02	$(0.01)

Diluted net income (loss) per share	$0.02	$(0.01)

Anti-dilutive common stock equivalents	14,400	18,679

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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Grant-Date Fair Value
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the three months ended March 31, 2009 and 2008 and related weighted average assumptions is as follows:

	Three months ended March 31,
Stock Options	2009	2008
Options granted (in thousands)	614	714
Weighted-average exercise price	$2.16	$3.77
Weighted-average grant date fair value	$1.40	$2.96
Assumptions:
Expected volatility	71%	76%
Expected term (in years)	6.25	6.25
Risk-free interest rate	1.98%	3.31%
Expected dividend yield	—	—
Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s common stock. As such, the Company uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for the period that is commensurate with the stock option’s expected term.
Expected term — Since adopting SFAS 123R the Company has utilized the safe harbor provision of 6.25 years in Staff Accounting Bulletin No. 107 (as extended by Staff Accounting Bulletin No. 110) to determine the expected term of its stock options.
Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term is used as the risk-free interest rate.
Expected dividend yield — The Company’s Board of Directors historically has not declared cash dividends and does not expect to issue cash dividends in the future. As such, the Company uses a 0% expected dividend yield.
Stock-Based Compensation Expense
     The Company generally uses the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 7.25% to all unvested options as of March 31, 2009. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
     Stock-based compensation expense related to restricted stock units (“RSU” or “RSUs”) is generally recognized on a straight-line basis over the requisite service period. Most of the RSU awards vest based on the lapse of time (i.e. service period). These time-based RSUs vest 25% annually beginning approximately one year after the date of grant. Some of the RSU awards are subject to performance criteria. These performance-based RSUs vest 25% annually if a specified annual adjusted operating profit goal is met and will vest in full, immediately, if a specified revenue goal is met. The Company believes it is probable the annual adjusted operating profit goal will be achieved, resulting in stock-based compensation expense being recognized over the requisite service period on an accelerated basis as required by SFAS 123R for performance-based awards. The achievement of the performance criteria for the awards to immediately vest is currently not deemed to be probable by the Company.
     RSU grants to the Company’s Board of Directors generally occur in the second quarter of each fiscal year. The RSU grants to members of the Company’s Board of Directors vest at the end of one year, and the related stock-based compensation expense is recognized ratably over one year.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the three months ended March 31, 2009, the Company granted RSUs covering an aggregate of 2,972,600 shares of its common stock with a total fair value of $7.7 million. The fair value of the RSU grants is based on the market price of ATG’s common stock on the date of grant. The RSU grants provide the holder with the right to receive shares of ATG common stock upon vesting.
     As of March 31, 2009, there was $22.1 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years.
     During the three months ended March 31, 2009 and 2008, stock-based compensation expense related to stock options, RSU and in 2008 restricted stock awards was $2.0 million and $1.8 million, respectively.
Stock Award Activity
     A summary of the activity under the Company’s stock option plans as of March 31, 2009 and changes during the three-month period then ended, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2008	13,424	$2.80
Options granted	614	2.16
Options exercised	96	1.55
Options forfeited	109	2.95

Options outstanding at March 31, 2009	13,833	2.78		$10,438

Options exercisable at March 31, 2009	10,398	2.72		$9,932

Options vested or expected to vest at March 31, 2009 (1)	13,493	2.78		$10,387

(1)	Represents the number of vested options as of March 31, 2009, plus the number of unvested options expected to vest as of March 31, 2009, based on the unvested options outstanding at March 31, 2009, adjusted for estimated forfeitures.
     During the three months ended March 31, 2009 and 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.1 million and $0.7 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.1 million and $0.5 million, respectively.
     A summary of the Company’s restricted stock and restricted stock unit award activity for the three months ended March 31, 2009 is presented below:

	Restricted	Weighted
	Share and	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2008	3,763	$3.17
Awards granted	2,973	2.60
Restrictions lapsed	535	2.09
Awards forfeited	60	3.60

Non-vested awards outstanding at March 31, 2009	6,141	$2.98

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (4) Share Repurchase Program
     On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $20.0 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. During the three months ended March 31, 2009, the Company did not repurchase any shares of its common stock. Under the program to date, the Company has repurchased 5,605,501 shares of its common stock at a cost of $11.8 million.
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
     Revenues from sources outside of the United States for the three months ended March 31, 2009 and 2008 were approximately $13.6 million and $11.6 million, respectively. Revenues from international sources were primarily generated from customers located in Europe. All of the Company’s product sales for the three months ended March 31, 2009 and 2008, were delivered from ATG’s headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three months ended March 31, 2009 and March 31, 2008:

	Three months ended
	March 31,
	2009	2008
United States	68%	68%
United Kingdom (UK)	23	11
Europe, Middle East and Africa (excluding UK)	8	18
Other	1	3

	100%	100%

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
     The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at March 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$7,988	$4,790	$3,198	—
Short-term available-for-sale securities	7,510	—	7,510	—

Total assets at fair value	$15,498	$4,790	$10,708	—

     The Company’s marketable securities investments consist of U.S. Treasury and U.S. government agency securities, certificates of deposit, commercial paper, and corporate debt securities. The fair value of the Company’s marketable securities is based on a market approach utilizing quoted market prices of identical instruments or other observable market inputs.
     (7) Restricted Cash
     At March 31, 2009, the Company has collateralized $1.7 million in outstanding letters of credit with certificates of deposit. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the lease. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases pursuant to leases expiring through December 2011.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated financial statements include the results of CleverSet from the date of acquisition. The following unaudited consolidated pro forma financial information, which assumes the CleverSet acquisition occurred as of January 1, 2008, is presented after giving effect to certain adjustments, primarily amortization of intangible assets. The unaudited consolidated pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been in effect for the periods presented or of results that may occur in the future (in thousands, except per share data):

For the three
months ended
March 31,
2008
(Unaudited)
Pro forma revenue	$36,628
Pro forma net loss	$(1,400)
Pro forma net loss per share — basic and diluted	$(0.01)
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(10) Goodwill and Intangible Assets
Goodwill
     The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2008, nor in any of the periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of 2009. The following table presents the changes in goodwill during fiscal 2009 and 2008 (in thousands):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2009	2008
Balance at the beginning of the year	$65,683	$59,675
Acquisition of CleverSet	—	8,138
Collection of accounts receivable previously reserved	—	(121)
Release of valuation allowance against deferred tax assets related to NOLs from the Primus acquisition(1)	—	(2,009)

Total	$65,683	$65,683

(1)	For further discussion see note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission.
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
     Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,660	$(9,138)	$2,522	$11,660	$(8,600)	$3,060
Developed technology	9,710	(6,089)	3,621	9,710	(5,770)	3,940
Trademarks	1,400	(700)	700	1,400	(630)	770

Total intangible assets	$22,770	$(15,927)	$6,843	$22,770	$(15,000)	$7,770

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $0.9 million and $1.1 million for the three month periods ended March 31, 2009 and 2008, respectively.
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2009	$2,455
2010	2,709
2011	1,006
2012	673

Total	$6,843

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(11) Income Taxes
     For the three months ended March 31, 2009, the Company recorded an income tax provision of $0.3 million. This relates to U.S. federal alternative minimum tax, state and foreign income taxes as well as interest related to uncertain tax positions. For the three months ended March 31, 2008, the Company recorded an income tax provision of $0.2 million which related to foreign taxes on earnings in certain of our foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     As of December 31, 2008, ATG determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a three-year period in those jurisdictions and management’s assessment as of December 31, 2008 of the Company’s expected future results of operations. As a result, during the fourth quarter of 2008, the Company reversed a total of $0.6 million of deferred tax asset valuation allowance. As of March 31, 2009, there was no change in the valuation allowance compared with that provided for as of December 31, 2008.
     The primary differences between book and tax income for 2009 are the amortization of capitalized research and development expenses for tax purposes offset by increases in taxable income relating to deferred revenue and stock based compensation deductions.
     The Company considers it reasonably possible that its gross allowance for uncertain tax positions will decrease by up to $3.3 million over the next twelve month period as a result of the expiration of the statutes of limitations within certain tax jurisdictions.
(12) Litigation
     As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to Primus, and Primus would bear no financial liability. Primus, as well as the officer defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict the outcome of the litigation, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.
     The Company’s industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of the Company’s competitors in the e-commerce software and services market have filed or may file patent applications covering aspects of their technology that they may claim the Company’s technology infringes. Such competitors could make claims of infringement against the Company with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege the Company’s current or future products or services infringe may make claims of infringement against the Company or the Company’s customers. The Company’s agreements with its customers typically require it to indemnify them against claims of intellectual property infringement resulting from their use of the Company’s products and services. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations, and certain of its customers are currently parties to litigation in

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which it is alleged that the patent rights of others are infringed by the Company’s products or services. Any litigation over intellectual property rights, whether brought by the Company or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company or its customers are accused of infringement might cause product shipment or service delivery delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. ATG could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.
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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the notes contained in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements. See “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for a discussion of important factors and risks associated with our business that could cause our actual results to differ materially from these forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, or divestitures of business combinations that may be announced after the date hereof.
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
Shift to increasing ratably recognized revenue
     Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and in most circumstances was recognized at the time the license agreement was executed and the software was delivered. Beginning in the first quarter of 2007, an increasing number of our perpetual software license arrangements have also included the sale of our managed application hosting services or e-commerce optimization services. As a result of applying the requirements of U.S. generally accepted accounting principles (“GAAP”) to our evolving business model, the revenue from these arrangements is recognized on a ratable basis over the estimated term of the contract or arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or e-commerce optimization services.
     The addition of e-commerce optimization services and managed application hosting services solution offerings introduced new products in our portfolio for which we do not have vendor-specific objective evidence (or “VSOE”) of fair value. As a result, when we sell e-commerce optimization services and managed application hosting services in conjunction with e-commerce software, we defer all up-front fees, such as those for licenses, support and maintenance and professional services, received prior to the delivery of the managed application hosting services or e-commerce optimization services. We recognize revenue from these fees ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or e-commerce optimization services. In addition, when professional services revenue is deferred in connection with these arrangements and other instances in which there are undelivered elements to a transaction for which we do not have VSOE of fair value, we defer the direct costs related to performing the professional services prior to delivery of the element related to these services. These amounts are recognized ratably to cost of revenue in the same manner as the related revenue.

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

ART TECHNOLOGY GROUP, INC.
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
     E-commerce “replatforming.” Enterprises periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. In the e-commerce software industry, we refer to these major system upgrades or replacements as “replatforming.” We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every four to five years. As a result of these factors, we have experienced a period of increased replatforming activity over the last several years, with increased corporate spending on e-commerce across many of our markets. The extent to which this trend will continue in light of current adverse economic conditions is unknown. However, we are cautiously optimistic that in the near term spending on e-commerce technology will continue at levels comparable to those we have recently experienced, and that it may even increase as a priority for some of our customers and prospects, due to the growing importance and cost benefits of the on-line channel.
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
     International expansion. Revenues derived from foreign sales as a percentage of our total revenues remained at 32% in 2009, the same percent as in the comparable prior year period. The increase in sales activity in the United Kingdom drove foreign sales to remain stable as a percent of total revenue. The impact of sales activity in the United Kingdom was partially offset by the impact of changes in foreign currency exchange rates. In the second half of 2008 through March 31, 2009, the value of the US Dollar (USD) increased compared to the British Pound (GBP) and the Euro, which are the two currencies in which the majority of our foreign sales arise. Continued strength of the USD in relation to the GBP and Euro for the remainder of 2009 could result in lower foreign revenue in 2009. We seek to invest resources into further developing our reach internationally. In support of this initiative we have

ART TECHNOLOGY GROUP, INC.
entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.
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
     Development of ATG’s partner ecosystem. As we train and develop our ATG partner ecosystem we will see a larger number of implementations outsourced to these partners resulting in stable, or potentially lower, professional services revenue.
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
     For a description of the critical accounting policies that we consider to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment, see our Annual report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” During the three months ended March 31, 2009, we determined that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees due under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, ATG recognized approximately $2.9 million in revenue in the first quarter of 2009 that previously would have been deferred until the payment became due. As of the date of this report there has been no other material change in any of the critical accounting policies and estimates described in our Annual Report on Form 10-K.

ART TECHNOLOGY GROUP, INC.
Revenue Recognition
     We generate revenue through the sale of perpetual software licenses, recurring services, which are comprised of support and maintenance services, application hosting services and e-commerce optimization services, and professional and education services. Please refer to the footnotes to the unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive discussion of our revenue recognition policy.
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
     Fee is fixed or determinable — We assess whether the fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Our standard payment terms are normally within 90 days. In some circumstances we provide extended payment terms, and in certain cases consider amounts payable beyond 90 days but less than 12 months to be fixed and determinable. Significant judgment is involved in assessing whether a fee is fixed or determinable. Our experience has been that we are generally able to determine whether a fee is fixed or determinable.
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
     We have determined that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer that the fees due under such arrangements may be considered to be both fixed and determinable and probable of collection, such that they may be recognized as revenue assuming other criteria for recognition are met. We monitor our ability to collect amounts due under the stated contractual terms of such arrangements and to date have not experienced any material concessions from this class of customer. Significant judgment is involved in assessing whether a contract amendment constitutes a concession. If we no longer were to have a history of collecting under the original contract terms of such arrangements without providing concessions, we might be required to recognize revenue from future such arrangements only when cash is received, assuming the other criteria for recognition have been met. Such a change could have a material impact on our results of operations.
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

ART TECHNOLOGY GROUP, INC.
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

ART TECHNOLOGY GROUP, INC.
Results of Operations
     The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three months ended
	March 31,
	2009	2008
Revenue:
Product licenses	31%	26%
Recurring services	55	57
Professional and education services	14	17

Total revenue	100	100
Cost of Revenue:
Product licenses	1	1
Recurring services	21	21
Professional and education services	13	19

Total cost of revenue	35	41

Gross profit	65	59
Operating Expenses:
Research and development	18	19
Sales and marketing	29	32
General and administrative	11	12

Total operating expenses	58	62

Income (loss) from operations	7	(3)
Interest and other income, net	1	2

Income (loss) before provision for income taxes	8	(1)
Provision for income taxes	1	(1)

Net income (loss)	7%	(2)%

     The following table sets forth, for the periods indicated, our cost of our revenue as a percentage of the related revenue and the related gross margins:

	Three months ended
	March 31,
	2009	2008
Cost of product license revenue	3%	4%
Gross margin on product license revenue	97	96

Cost of recurring services revenue	39	36
Gross margin on recurring services revenue	61	64

Cost of professional and education services revenue	90	109
Gross margin on professional and education services revenue	10	(9)

Product license bookings
     We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as product license revenue as reported under GAAP plus the contract value of licenses executed and whose recognition was deferred in the current period less revenue that was recognized from license contracts executed and deferred in prior periods. We believe that this measure provides us with an indication of the amount of new software

ART TECHNOLOGY GROUP, INC.
license business that we added in the period.
     The following table summarizes and reconciles to our product licenses revenue, as reported under US GAAP, our product license bookings for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Product license bookings	$12,348	$11,448
Increase in product license deferred revenue	(4,686)	(5,693)
Product license deferred revenue recognized	5,268	3,502

Product license revenue	$12,930	$9,257

     Product license bookings increased $0.9 million, or 8%, to 12.3 million in 2009 from $11.4 million in 2008. The increase reflects growth in the demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license bookings deferred was 38%, and 50% of our total product license bookings for 2009 and 2008, respectively. The deferral of bookings is due to the inclusion of e-commerce optimization services or application hosting for which we do not have VSOE of fair value, or due to extended payment terms, or other elements in our contracts that preclude recognition of revenue at the time of booking. Deferred revenue will be recognized in future periods when delivery of the service commences or as contractual requirements are met.
     Product license deferred revenue recognized was $5.3 million and $3.5 million in 2009 and 2008, respectively. The increase in 2009 reflects the ratable revenue recognition of cumulative additions to deferred product license revenue that have occurred since 2007.
We expect second quarter 2009 product license bookings to be in the range of $15.7 million to $16.9 million.
Revenue

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Total revenue	$41,911	$36,530
     Total revenue increased $5.4 million, or 15%, to $41.9 million for the three months ended March 31, 2009 from $36.5 million for the three months ended March 31, 2008. Revenue is derived from perpetual software licenses, recurring services, which is comprised of support and maintenance services, application hosting services, and e-commerce optimization services, and professional and education services. The revenue growth in 2009 includes an increase of $3.6 million, or 39%, in product license revenue and a $2.2 million, or 11%, increase in recurring services revenue. Partially offsetting the increase was a $0.4 million, or 6%, decline in professional and education services revenue.
     Revenue generated from international customers increased to $13.6 million, or 32%, of total revenues, for the three months ended March 31, 2009, from $11.6 million, or 32% of total revenues, for the three months ended March 31, 2008.
     No customer accounted for 10% or more of total revenue in the three month period ended March 31, 2009 or March 31, 2008.
     We expect second quarter 2009 revenues to be in the range of $42.5 million to $45.0 million.

ART TECHNOLOGY GROUP, INC.
Product Licenses Revenue

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Product license revenue	$12,930	$9,257

As a percent of total revenue	31%	26%
     Product license revenue increased 39% to $12.9 million for the three months ended March 31, 2009 from $9.3 million for the three months ended March 31, 2008. The increase for the three month period ended March 31, 2009 reflects a $0.9 million increase in product license bookings compared to the three months ended March 31, 2008 resulting from growth in demand for our e-commerce solutions and the success of our sales and marketing initiatives. The increase was also attributable to a $1.8 million increase in the recognition of product license deferred revenue, reflecting the ratable recognition of cumulative additions to deferred product license revenues that have occurred since 2007, and a $1.0 million decrease in the amount of product license bookings that were deferred in the quarter as compared to the first quarter of 2008. Product license revenue generated from international customers was $6.7 million, or 52%, for the three months ended March 31, 2009 compared to $3.4 million, or 37%, for the three months ended March 31, 2008.
     We expect product license revenues to be in the range of $13.5 million to $14.2 million in the second quarter of 2009.
Recurring services revenue

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Support and maintenance	$11,378	$10,657
e-Commerce optimization services and managed application hosting services	11,725	10,286

Total recurring services revenue	$23,103	$20,943

As a percent of total revenue	55%	57%

     Our recurring services revenue increased 11% to $23.1 million for the three months ended March 31, 2009 from $20.9 million for the three months ended March 31, 2008, as follows:
•	Support and maintenance revenue increased 7% to $11.4 million for the three months ended March 31, 2009 from $10.7 million for the three months ended March 31, 2008. The increase is due to growth in our installed base of ATG e-commerce software partially offset by the effect of a strengthening dollar as compared to the British Pound and Euro. The change in currency conversion rates from first quarter 2008 to 2009 reduced our support and maintenance revenue by approximately $0.3 million.

•	e-Commerce optimization services and managed application hosting services revenue increased 14% to $11.7 million in 2009 from $10.3 million in 2008. This is driven by growth in the average contract size of customers purchasing eStara e-commerce optimization services and increased utilization by our existing customer base. The change in currency conversion rates reduced revenue from the first quarter of 2008 to 2009 partially offset our revenue increase by approximately $0.3 million.
     We expect recurring services revenues to be in the range of $23.0 million to $24.0 million in the second quarter of 2009.

ART TECHNOLOGY GROUP, INC.
Professional and education services revenue

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Professional and education services revenue	$5,878	$6,330

As a percent of total revenue	14%	17%

     Professional and education services revenue decreased 6% to $5.9 million, or 14% of total revenue, for the three months ended March 31, 2009 from $6.3 million, or 17% of total revenue, for the three months ended March 31, 2008. Professional and education services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. Based on our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, we are increasingly focusing on testing and certifying partners rather than continuing to grow our professional services business. As a result of this change in our strategy, professional services revenue declined 6% in 2009 from 2008. Included in professional and education services revenue for 2009 and 2008, respectively, was $0.8 million and $0.2 million of revenue related to government funded research business acquired with CleverSet.
     We expect professional and education services revenue to be in the range of $6.0 million to $7.0 million in second quarter of 2009.

ART TECHNOLOGY GROUP, INC.
Cost of product license revenues

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cost of product license revenue	$390	$387
As a percent of license revenue	3%	4%

Gross margin on product license revenue	$12,540	$8,870
As a percent of license revenue	97%	96%
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
Cost of recurring services revenue

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cost of recurring services revenue	$8,897	$7,606
As a percent of recurring services revenue	39%	36%

Gross margin on recurring services revenue	$14,206	$13,337
As a percent of recurring services revenue	61%	64%
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
     Cost of recurring services revenue increased 17% to $8.9 million in 2009 from $7.6 million in 2008. Gross margin on recurring services revenue was 61%, or $14.2 million for 2009 compared to 64%, or $13.3 million for 2008.
     The increase in cost of recurring services and the resulting decline in gross margin percentage on recurring services for 2009 was due to a $0.3 million increase in labor related costs from additional investment in our application hosting services infrastructure, a $0.3 million increase in outside services and a $0.2 million increase in depreciation expense related to fixed assets acquired to support growth in the business.
     During the three months ended March 31, 2009, we capitalized $0.1 million in certain internal use software development costs related to our hosting services in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use (SOP 98-1).

ART TECHNOLOGY GROUP, INC.
Cost of professional and education services revenue

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cost of professional service revenue	$5,302	$6,914
As a percent of recurring professional service revenue	90%	109%

Gross margin on recurring services revenue	$576	$(584)
As a percent of recurring services revenue	10%	(9)%
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased 23% to $5.3 million for 2009 from $6.9 million for 2008. The decrease in cost of professional and education services for 2009 was driven by a $2.2 million decrease in labor related costs. These decreases were attributable to a reduction in the use of contract labor in the delivery of our professional services and less travel, resulting from the successful execution of our strategy to develop our partner networks. The decreases in expenses were partially offset by $0.3 million increase in 2009 in the recognition of costs previously deferred compared with the 2008 period and the increase of of $0.6 million in contract related expenses related to government funded research.
Research and Development Expenses

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in thousands)
Research and development expenses	$7,470	$7,021
As a percent of total revenue	18%	19%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date all of our software development costs have been expensed as research and development costs in the period incurred.
     Research and development expenses increased 7% to $7.5 million in 2009 from $7.0 million in 2008 and decreased slightly as a percent of revenue to 18% of revenue due to revenue growth in 2009. The increase in research and development spending was driven by an increase of $0.6 million in labor related costs from 2008 to develop the capacity of the organization. As a result of the growth in the research and development organization depreciation and allocated infrastructure costs increased $0.1 million in 2009 from the prior year driven by capital expenditures in 2009 and 2008.

ART TECHNOLOGY GROUP, INC.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Sales and marketing expenses	$12,288	$11,537
As a percent of total revenue	29%	32%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. We generally recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.
     Sales and marketing expenses increased 7% to $12.3 million for the three months ended March 31, 2009 from $11.5 million for the three months ended March 31, 2008, and declined as a percentage of total revenue to 29%. The increase in spending was due to an increase in labor related cost of $0.8 million as a result of hiring additional sales personnel. This increase was partially offset by a decline in marketing expenses of $0.1 million in 2009.
General and Administrative Expenses

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in thousands)
General and administrative expenses	$4,489	$4,329
As a percent of total revenue	11%	12%
General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
General and administrative expenses increased 5% to $4.5 million in 2009 from $4.3 million in 2008, and decreased as a percentage of total revenue to 11% from 12%. The increase in 2009 of $0.2 million was due to increased stock-based compensation, outside services, and depreciation, partially offset by lower salaries and related costs.
We expect total operating expenses to be in the range of $25.0 million to $27.0 million in the second quarter of 2009.
Stock-Based Compensation Expense
     On January 1, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. We are using the straight-line attribution method to recognize stock-based compensation expense for non-performance-based grants and the accelerated method for performance-based executive grants. Stock-based compensation cost is calculated on the date of grant based on the fair value of stock options as determined by the Black-Scholes valuation model, or the fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $2.0 million and $1.8 million, respectively, and is reflected in our costs and expenses above based on the function of the relevant personnel.
     As of March 31, 2009, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $22.1 million, which will be recognized over a weighted average period of approximately 2.0 years.

ART TECHNOLOGY GROUP, INC.
Interest and Other Income, Net
     Interest and other income net decreased to $0.2 million for the three months ended March 31, 2009 from $0.6 million for the three months ended March 31, 2008. The decrease was primarily due to lower foreign currency exchange gains on remeasuring foreign currency denominated assets and liabilities in 2009 than in 2008. Additionally, the decrease included lower net realized income on foreign currency based transactions. We incurred a foreign currency exchange gain of $20,000 in 2009 compared to gains of $37,000 in 2008. The foreign currency based gains and losses are driven by the movement of the U.K. Pound Sterling and the Euro compared to the US Dollar. In addition, we experienced a decrease in interest income resulting from lower prevailing interest rates despite our higher ending cash and investment balances. Cash, cash equivalents and marketable securities, including restricted cash, increased $6.5 million in 2009 to $67.9 million at March 31, 2009 from $61.4 at December 31, 2008.
Provision for Income Taxes
     For the three months ended March 31, 2009, we recorded an income tax provision of $0.3 million. This relates to U.S. federal alternative minimum tax, state and foreign income taxes as well as interest related to uncertain tax positions. For the three months ended March 31, 2008, we recorded an income tax provision of $0.2 million which related to foreign taxes on earnings in certain of our foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     As of December 31, 2008, we determined that our deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon our cumulative history of earnings before taxes for financial reporting purposes over a three-year period in those jurisdictions and our assessment as of December 31, 2008 of the our expected future results of operations. As a result, during the fourth quarter of 2008, we reversed a total of $0.6 million of deferred tax asset valuation allowance. As of March 31, 2009, there was no change in the valuation allowance compared with that provided for as of December 31, 2008.
     The primary differences between book and tax income for 2009 are the amortization of capitalized research and development expenses for tax purposes offset by increases in taxable income relating to deferred revenue and stock based compensation deductions.
     We consider it reasonably possible that our gross allowance for uncertain tax positions will decrease by up to $3.3 million over the next twelve month period as a result of the expiration of the statutes of limitations within certain tax jurisdictions.
Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity for the three months ended March 31, 2009 were our cash, cash equivalents, and short and long-term marketable securities of $67.9 million.
     Cash provided by operating activities was $8.1 million for the three months ended March 31, 2009, an increase of approximately $1.0 million from comparable prior year period.
•	Our net income of $3.0 million included non-cash expenses for depreciation and amortization of $2.3 million, and stock-based compensation expense of $2.0 million.

•	Cash flows from accounts receivable were $4.5 million in 2009 compared to $3.7 million in 2008. This improved cash flow is due to improved collection of outstanding accounts receivable, which resulted in a decline in days sales outstanding to 66 days at March 31, 2009 compared to 91 days at December 31, 2008. The decline in the accounts receivable balance was accomplished notwithstanding a 15% increase in sales growth from the comparable prior year period.

ART TECHNOLOGY GROUP, INC.
•	Cash outflows due to accrued expenses and accounts payable were $2.0 million in 2009, an increase in outflows of $0.8 million compared to 2008, due to higher operating expenses in 2009 and more timely vendors payments.

•	Deferred revenue decreased $2.0 million during the period. We invoice customers as licenses and services are delivered and collect these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at March 31, 2009 were subject to our collection process and, to the extent collected, are in our cash flow from operations.
     Net cash provided by investing activities for the three months ended March 31, 2009 was $2.0 million, which consisted of $3.3 million in net sales and maturities of marketable securities, partially offset by $1.3 million of capital expenditures, primarily computer equipment and software for our managed application hosting services business.
     Net cash provided from financing activities was minimal for the three months ended March 31, 2009. Financing activities consisted primarily of proceeds from exercised stock options and the employee stock purchase plan, net of tax withholding payments made on behalf of employees participating in the grant of restricted stock units.
     On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20.0 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the three months ended March 31, 2009 we repurchased no shares of our common stock. Under the program to date, we have repurchased 5,605,501 shares of our common stock at a cost of $11.8 million. We have authorization to expend an additional $8.2 million under this program as of March 31, 2009.
     We believe that our balance of $67.9 million in cash, cash equivalents and marketable securities, including $1.3 million of restricted cash at March 31, 2009, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

ART TECHNOLOGY GROUP, INC.
Accounts Receivable and Days Sales Outstanding
     Information about our accounts receivable balance and days sales outstanding and modified days sales outstanding for the quarter ended March 31, 2009 and December 31, 2008 is as follows:

	As of and for the
	Quarter Ended
	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Days sales outstanding	66	70
Revenue	$41,911	$45,397
Accounts receivable, net	$30,582	$35,109
Modified days sales outstanding (1)	69	82
Accounts receivable less than 60 days	91%	88%

(1)	Modified days sales outstanding are computed by adjusting total revenue for the change in deferred revenue, that result is then divided by the days in the period, 90 days each quarter, to calculate revenue per day; the accounts receivable balance is then divided by revenue per day.
     We evaluate our performance on collections on a quarterly basis. As of March 31, 2009, our days sales outstanding decreased from December 31, 2008 due to collections on support and maintenance renewals as well as the effect of receiving payments on sales that were made during the current and previous quarter.
     Our standard payment terms are normally within 90 days. In certain circumstances we may provide to customers with superior credit extended payment terms of up to 12 months. We have concluded that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer that the fees due under such arrangements may be considered to be both fixed and determinable and probable of collection, such that they may be recognized as revenue assuming other criteria for recognition are met. We monitor our ability to collect amounts due under the stated contractual terms of such arrangements and to date have not experienced any material concessions from this class of customer. Accounts receivable due under arrangements involving payment terms of greater than 90 days and less than 12 months were approximately $3.8 million and $0.0 million at March 31, 2009 and December 31, 2008, respectively.
Restricted Cash
     At March 31, 2009, we have collateralized $1.7 million in outstanding letters of credit with certificates of deposit. The collateral for the letters of credit is reflected on our balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the lease. The letters of credit were issued in favor of various landlords to secure obligations under our facility leases pursuant to leases expiring through December 2011.
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

ART TECHNOLOGY GROUP, INC.
As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) In-process research and development charges will no longer be recorded. With the adoption of Statement 141(R), we no longer reduce goodwill when utilizing net operating loss carry forwards for which a full valuation allowance, exists as was required under Statement 141. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at March 31, 2009 and December 31, 2008 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since March 31, 2009.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at March 31, 2009 and December 31, 2008, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at March 31, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

ART TECHNOLOGY GROUP, INC.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ATG’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ART TECHNOLOGY GROUP, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to Primus, and Primus would bear no financial liability. Primus, as well as the officer defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
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

ART TECHNOLOGY GROUP, INC.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in that Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 19, 2007, our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20.0 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. We made no repurchases of our common stock during the three-month period ended March 31, 2009.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Agreement and Plan of Merger dated January 19, 2008 by and among Art Technology Group, Inc., Einstein Acquisition Corp., eShopperTools.com, Inc., Scott Anderson, as stockholder representative, and the principal stockholders identified on Schedule I thereto (without exhibits)(incorporated by reference by Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2008).

10.2	2009 Executive Management Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 30, 2009).*

10.3	Form of Restricted Stock Unit Agreement with Performance-Based Vesting entered into on March 27, 2009 with each of the Company’s executive officers (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 30, 2009).*

10.4	Form of Restricted Stock Unit Agreement with Time-Based Vesting entered into on March 27, 2009 with each of the Company’s executive officers (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on March 30, 2009).*

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

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
Julie M.B. Bradley
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 8, 2009