Form 10-Q
period 2009-06-30
ART TECHNOLOGY GROUP INC
filed 2009-08-06
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009 there were 133,027,031 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$58,236	$47,413
Marketable securities (including restricted cash of $0 at June 30, 2009 and $1,669 at December 31, 2008)	13,099	13,570
Accounts receivable, net of reserves of $1,046 ($1,234 in 2008)	39,155	35,109
Deferred costs, current	876	924
Deferred tax assets	560	560
Prepaid expenses and other current assets	3,266	3,814

Total current assets	115,192	101,390
Property and equipment, net	10,500	10,098
Deferred costs, non-current	1,884	1,984
Other assets	1,457	1,423
Restricted cash, non-current	419	419
Intangible assets, net	5,917	7,770
Goodwill	65,683	65,683

Total Assets	$201,052	$188,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,229	$2,958
Accrued expenses	15,398	18,875
Deferred revenue, current	41,765	38,782
Accrued restructuring, current	—	146

Total current liabilities	62,392	60,761
Other liabilities	1,775	1,775
Deferred revenue, non-current	13,046	15,285
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; issued — 132,967,856 shares and 131,572,773 shares at June 30, 2009 and December 31, 2008, respectively	1,330	1,316
Additional paid-in capital	320,259	315,730
Accumulated deficit	(184,352)	(191,946)
Treasury stock, at cost (5,605,501 shares at June 30, 2009 and December 31, 2008)	(11,810)	(11,810)
Accumulated other comprehensive loss	(1,588)	(2,344)

Total stockholders’ equity	123,839	110,946

Total Liabilities and Stockholders’ Equity	$201,052	$188,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Product licenses	$13,576	$12,300	$26,506	$21,557
Recurring services	24,028	22,946	47,131	43,889
Professional and education services	6,823	6,674	12,701	13,004

Total revenue	44,427	41,920	86,338	78,450

Cost of Revenue:
Product licenses	457	519	847	906
Recurring services	8,722	9,241	17,619	16,847
Professional and education services	5,505	6,495	10,807	13,409

Total cost of revenue	14,684	16,255	29,273	31,162

Gross Profit	29,743	25,665	57,065	47,288

Operating Expenses:
Research and development	7,663	7,373	15,133	14,394
Sales and marketing	12,541	13,156	24,829	24,693
General and administrative	4,670	4,863	9,159	9,192

Total operating expenses	24,874	25,392	49,121	48,279

Income (loss) from operations	4,869	273	7,944	(991)
Interest and other income, net	339	240	550	868

Income (loss) before provision for income taxes	5,208	513	8,494	(123)
Provision for income taxes	588	165	900	371

Net income (loss)	$4,620	$348	$7,594	$(494)

Basic net income (loss) per share	$0.04	$0.00	$0.06	$(0.00)

Diluted net income (loss) per share	$0.03	$0.00	$0.06	$(0.00)

Basic weighted average common shares outstanding	126,877	128,805	126,497	128,620

Diluted weighted average common shares outstanding	133,111	135,010	131,242	128,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:

Net income (loss)	$7,594	$(494)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,680	4,219
Non-cash stock-based compensation expense	4,357	3,831

Changes in current assets and liabilities:
Accounts receivable	(4,046)	74
Prepaid expenses and other current assets	548	(1,103)
Deferred costs	148	19
Other assets	(33)	(167)
Accounts payable	2,681	42
Accrued expenses and other liabilities	(3,477)	572
Deferred revenue	743	7,814
Accrued restructuring	(146)	(434)

Net cash provided by operating activities	13,049	14,373

Cash Flows from Investing Activities:
Purchases of marketable securities	(8,854)	(14,613)
Maturities of marketable securities	9,325	17,600
Purchases of property and equipment	(3,642)	(3,392)
Collateralization of letters of credit	—	(2,088)
Payment of acquisition costs, net of cash acquired	—	(9,522)

Net cash used in investing activities	(3,171)	(12,015)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	513	657
Proceeds from employee stock purchase plan	518	516
Repurchase of common stock	—	(1,479)
Payments of employee restricted stock tax withholdings	(828)	(476)

Net cash provided by (used in) financing activities	203	(782)

Effect of foreign exchange rate changes on cash and cash equivalents	742	102

Net increase in cash and cash equivalents	10,823	1,678

Cash and cash equivalents, beginning of period	47,413	34,419

Cash and cash equivalents, end of period	$58,236	$36,097

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
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The Company has evaluated all subsequent events through August 5, 2009, the date these financial statements were issued and determined there are no material recognized or unrecognized subsequent events.
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
     (c) Accounts Receivable
     Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods. Accounts receivable also included $5.3 million and $1.2 million of unbilled accounts receivable at June 30, 2009 and December 31, 2008, respectively.
     ATG’s standard payment terms are normally within 90 days. In certain circumstances the Company may provide to customers with superior credit extended payment terms of up to 12 months. Accounts receivable due under arrangements involving payment terms of greater than 90 days and less than 12 months were approximately $3.9 million and $0 million at June 30, 2009 and December 31, 2008, respectively.
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
     Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. ATG makes significant judgments when evaluating if fees are fixed and determinable and in assessing the customer’s ability to pay for the products or services provided. This judgment is based on a combination of factors, including the completion of a credit check or financial review, payment history with the customer and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.
     ATG’s standard payment terms are normally within 90 days. The Company in some circumstances provides extended payment terms, and in certain cases considers amounts payable beyond 90 days but less than 12 months to be fixed and determinable. In such cases, judgment is required in evaluating the creditworthiness of the customer and the likelihood of a concession. Beginning with the first quarter of 2009 the Company determined that it has a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, ATG recognized approximately $1.4 million and $4.3 million of revenue during the three and six months ended June 30, 2009 that previously would have been deferred until the payments became due. The Company monitors its ability to collect amounts due under the stated contractual terms of such arrangements and to date has not experienced any concessions from this class of customer. If in the future the Company experiences adverse changes in its ability to collect without concession the amounts due under arrangements involving extended payment terms from this class of customer, it may no longer be able to conclude that such amounts are fixed and determinable and probable of collection, which could adversely affect the Company’s revenue in future periods.
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
     In accordance with EITF 00-3, these arrangements are not within the scope of SOP 97-2, and as such, ATG applies the provisions of SAB 104 and EITF 00-21 and accounts for the arrangement as a service contract. Pursuant to EITF 00-21, all elements of the arrangement are considered to be one unit of accounting. The elements in these arrangements generally include set-up and implementation services, support and maintenance services, the monthly hosting service and in certain instances a perpetual software license. All fees received up-front under these arrangements, regardless of the nature of the element, are deferred until the application hosting service commences, which is referred to as the “site-delivered” date. Upon site-delivered, the up-front fees are recognized ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In addition, the monthly application hosting service fee is recognized as the application hosting service is provided.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The components of comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income (loss)	$4,620	$348	$7,594	$(494)
Foreign currency translation adjustment	952	(16)	640	134
Unrealized gain (loss) on available-for-sale securities	65	(23)	116	(23)

Comprehensive income (loss)	$5,637	$309	$8,350	$(383)

     (f) Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject ATG to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with durations of approximately nine months or less.
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
     At June 30, 2009 one customer accounted for 10% or more of accounts receivable. At December 31, 2008, no customer accounted for 10% or more of accounts receivable. No customer accounted for 10% or more of total revenue in the three or six months ended June 30, 2009. One customer accounted for 10% or more of total revenue in the three month period ended June 30, 2008. No customer accounted for 10% or more of total revenue in the six months ended June 30, 2008.
     (g) New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company does not expect the adoption of SFAS 168 will have a material impact on its financial condition or results of operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 during the three months ended June 30, 2009 had no impact on the Company’s financial condition or results of operations.

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
     (2) Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock unit awards. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money, restricted stock and restricted stock unit awards. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options and restricted stock unit awards. The Company’s potentially diluted shares have not been included in the computation of diluted net loss per share for the six months ended June 30, 2008 as the result would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$4,620	$348	$7,594	$(494)

Weighted average common shares outstanding used in computing basic net income per share	126,877	128,805	126,497	128,620
Dilutive employee common stock equivalents	6,234	6,205	4,745	—

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	133,111	135,010	131,242	128,620

Basic net income (loss) per share	$0.04	$0.00	$0.06	$(0.00)

Diluted net income (loss) per share	$0.03	$0.00	$0.06	$(0.00)

Anti-dilutive common stock equivalents	12,852	5,838	13,630	18,081

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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Grant-Date Fair Value
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the six months ended June 30, 2009 and 2008 and related weighted average assumptions is as follows:

	Six Months Ended June 30,
Stock Options	2009	2008
Options granted (in thousands)	832	969
Weighted-average exercise price	$2.48	$3.72
Weighted-average grant date fair value	$1.62	$2.42
Assumptions:
Expected volatility	71.36%	73.7%
Expected term (in years)	6.25	6.25
Risk-free interest rate	1.98%	3.19%
Expected dividend yield	—	—
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
Stock-Based Compensation Expense
     The Company generally uses the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 8.03% to all unvested options as of June 30, 2009. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     RSU grants to the Company’s Board of Directors generally occur in the second quarter of each fiscal year. The RSU grants to members of the Company’s Board of Directors vest at the end of one year, and the related stock-based compensation expense is recognized ratably over one year.
     During the six months ended June 30, 2009, the Company granted RSUs covering an aggregate of 3,168,600 shares of its common stock with a total fair value of $8.4 million. The fair value of the RSU grants is based on the market price of ATG’s common stock on the date of grant. The RSU grants provide the holder with the right to receive shares of ATG common stock upon vesting.
     As of June 30, 2009, there was $20.5 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years.
     During the three months ended June 30, 2009 and 2008, stock-based compensation expense related to stock options, RSUs and in 2008 restricted stock awards was $2.4 million and $2.0 million, respectively. During the six months ended June 30, 2009 and 2008, stock-based compensation expense related to stock option, RSUs and in 2008 restricted stock awards was $4.4 million and $3.8 million, respectively.
Stock Award Activity
     A summary of the activity under the Company’s stock option plans as of June 30, 2009 and changes during the six-month period then ended, is presented below (in thousands, except per share amounts and years):

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Per Share	Value
Options outstanding at December 31, 2008	13,424	$2.80
Options granted	832	2.48
Options exercised	341	1.50
Options forfeited	367	3.53

Options outstanding at June 30, 2009	13,548	$2.80	$23,511

Options exercisable at June 30, 2009	10,401	$2.73	20,895

Options vested or expected to vest at June 30, 2009 (1)	13,239	$2.80	$23,261

(1)	Represents the number of vested options as of June 30, 2009, plus the number of unvested options expected to vest as of June 30, 2009, based on the unvested options outstanding at June 30, 2009, adjusted for estimated forfeitures.
     During the six months ended June 30, 2009 and 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.6 million and $0.9 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.5 million and $0.7 million, respectively.
     A summary of the Company’s restricted stock and restricted stock unit award activity for the six months ended June 30, 2009 is presented below:

	Restricted	Weighted
	Share and	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2008	3,763	$3.17
Awards granted	3,169	2.65
Restrictions lapsed	1,099	3.02
Awards forfeited	108	3.23

Non-vested awards outstanding at June 30, 2009	5,725	$2.91

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (4) Share Repurchase Program
     On April 19, 2007 the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $20.0 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. During the six months ended June 30, 2009, the Company did not repurchase any shares of its common stock. Under the program to date, the Company has repurchased 5,605,501 shares of its common stock at a cost of $11.8 million.
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
     Revenues from foreign sources were approximately $14.7 million and $11.7 million for the three months ended June 30, 2009 and 2008, respectively, and $25.4 million and $23.3 million for the six months ended June 30, 2009 and 2008, respectively. Revenues from international sources were primarily generated from customers located in Europe. All of the Company’s product sales for the three and six months ended June 30, 2009 and 2008, were delivered from ATG’s headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three and six month periods ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	73%	72%	70%	70%
United Kingdom (UK)	14	11	18	11
Europe, Middle East and Africa (excluding UK)	11	15	10	17
Other	2	2	2	2

	100%	100%	100%	100%

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
     The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at June 30, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,260	—	$5,260	—
Short-term available-for- sale securities	10,506	$2,099	8,407	—

Total assets at fair value	$15,766	$2,099	$13,667	—

     The Company’s marketable securities investments consist of U.S. Treasury and U.S. government agency securities, certificates of deposit, a money market fund, commercial paper, and corporate debt securities. The fair value of the Company’s marketable securities is based on a market approach utilizing quoted market prices of identical instruments or other observable market inputs.
     As of June 30, 2009, the Company’s marketable securities had a fair value of $13.5 million, amortized cost of $13.5 million, and unrealized gain (loss) recorded in other comprehensive income of approximately $11,560. In addition, each of the marketable securities held by the Company at June 30, 2009 had a maturity of less than one year and fair value greater than 90% of their amortized cost.
     (7) Restricted Cash
     At June 30, 2009, the Company has collateralized $0.4 million in an outstanding letter of credit with a certificate of deposit. The collateral for the letter of credit is reflected on the Company’s balance sheet as restricted cash within long-term marketable securities based on the underlying term of the lease. The letter of credit was issued in favor of a landlord to secure an obligation under an ATG facility lease expiring in December 2011.
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

For the six
months ended
June 30,
2008
Pro forma revenue	$78,548
Pro forma net loss	(1,031)
Pro forma net loss per share — basic and diluted	$(0.01)

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
(10) Goodwill and Intangible Assets
Goodwill
     The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2008, nor in any of the periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of 2009. The following table presents the changes in goodwill during 2009 and 2008 (in thousands):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2009	2008
Balance at the beginning of the year	$65,683	$59,675
Acquisition of CleverSet	—	8,138
Collection of accounts receivable previously reserved	—	(121)
Release of valuation allowance against deferred tax assets related to NOLs from the Primus acquisition (1)	—	(2,009)

Total	$65,683	$65,683

(1)	For further discussion see note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,660	$(9,293)	$2,367	$11,660	$(8,600)	$3,060
Developed technology	9,710	(6,790)	2,920	9,710	(5,770)	3,940
Trademarks	1,400	(770)	630	1,400	(630)	770

Total intangible assets	$22,770	$(16,853)	$5,917	$22,770	$(15,000)	$7,770

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $0.9 million and $1.1 million for the three month periods ended June 30, 2009 and 2008, respectively, and $1.9 million and $2.1 million for the six month periods ended June 30, 2009 and 2008, respectively.
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2009	$1,529
2010	2,709
2011	1,006
2012	673

Total	$5,917
(11) Income Taxes
     For the three and six months ended June 30, 2009, the Company recorded income tax provisions of $0.6 million and $0.9 million, respectively. This relates to U.S. federal alternative minimum tax, state and foreign income taxes as well as interest related to uncertain tax positions. For the three and six months ended June 30, 2008, the Company recorded income tax provisions of $0.2 million and $0.4 million, respectively, which related to foreign taxes on earnings in certain of the Company’s foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     As of December 31, 2008, ATG determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a three-year period in those jurisdictions and management’s assessment as of December 31, 2008 of the Company’s expected future results of operations. As a result, during the fourth quarter of 2008, the Company reversed a total of $0.6 million of deferred tax asset valuation allowance. As of June 30, 2009, there was no change in the valuation allowance analysis compared with that provided for as of December 31, 2008.
     The primary differences between book and tax income for 2009 are the amortization of capitalized research and development expenses for tax purposes offset by increases in taxable income relating to deferred revenue and stock based compensation deductions.
     The Company considers it reasonably possible that our gross allowance for uncertain tax positions will decrease by up to $3.3 million over the next twelve month period as a result of the expiration of the statutes of limitations within certain tax jurisdictions. The Company considers it reasonably possible that $1.5 million of the $3.3 million in gross allowances for uncertain tax positions will be recorded as a tax benefit in the third quarter of 2009.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(12) Litigation
     As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to Primus, and Primus would bear no financial liability. Primus, as well as the officer defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. While the Company cannot predict the outcome of the litigation, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.
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

ART TECHNOLOGY GROUP, INC.
Key measures that we use to evaluate our performance:
     In addition to the traditional measures of financial performance that are reflected in our results of operations determined in accordance with GAAP, we also monitor certain non-GAAP financial measures related to the performance of our business. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations. Among the GAAP and non-GAAP measures that we believe are most important in evaluating the performance of our business are the following:
•	We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as the sale of perpetual software licenses regardless of the timing of revenue recognition under GAAP. When considering the value of perpetual software licenses executed during the period we use our judgment in assessing collectability and likelihood of granting future concessions. Factors that we consider include the financial condition of the customer and contractual provisions included in the license contract.

We believe that this measure provides us with an indication of the amount of new software license business that our direct sales team has added in the period. Product license revenue associated with a particular transaction may be deferred for reasons other than the presence of a managed application hosting or e-commerce optimization services arrangement, such as the presence of credit risk or other contractual terms that, under GAAP, require us to defer the recognition of revenue. The deferred revenue for such a transaction may be recognized in a single future period rather than ratably when the conditions that originally required deferral have been resolved. We include all additions to deferred product license revenue in our calculation of product license bookings.

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
     International expansion. Revenues derived from foreign sales as a percentage of our total revenues was 27% and 30% for the three and six months ended June 30, 2009 compared to 28% and 30% for the three and six months ended June 30, 2008. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.

ART TECHNOLOGY GROUP, INC.
     Competitive trend. The market for online sales, marketing and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions by large competitors with significantly greater resources and installed customer bases. We expect competition to persist and intensify in the future.
     Virtualization. The trend towards virtualization could challenge our current software license pricing structure. Virtualization is an approach to computing wherein the actual, physical hardware resources of a computer system are configured to simulate the operations of one or more abstract computers, known as “virtual machines,” on which software can be executed. The introduction of virtualization technologies may require us to consider alternative pricing strategies.
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
     For a description of the critical accounting policies that we consider to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment, see our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, under the same heading. Beginning with the first quarter of 2009, we determined that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees due under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, ATG recognized approximately $1.4 million and $4.3 million of revenue during the three and six months ended June 30, 2009 that previously would have been deferred until the payment became due. As of the date of this report there has been no other material change in any of the critical accounting policies and estimates described in those reports.

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

ART TECHNOLOGY GROUP, INC.
Results of Operations
     The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Product licenses	31%	29%	31%	27%
Recurring services	54	55	54	56
Professional and education services	15	16	15	17

Total revenue	100	100	100	100
Cost of Revenue:
Product licenses	1	1	1	1
Recurring services	20	22	20	21
Professional and education services	12	15	13	17

Total cost of revenue	33	39	34	40

Gross profit	67	61	66	60
Operating Expenses:
Research and development	17	18	18	18
Sales and marketing	28	31	29	31
General and administrative	11	12	11	12

Total operating expenses	56	61	57	60

Income (loss) from operations	11	1	9	(1)
Interest and other income, net	1	—	1	1

Income (loss) before provision for income taxes	12	1	10	—
Provision for income taxes	(1)	—	(1)	(1)

Net income (loss)	11%	1%	9%	(1)%

     The following table sets forth, for the periods indicated, our cost of our revenue as a percentage of the related revenue and the related gross margins:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of product license revenue	3%	4%	3%	4%
Gross margin on product license revenue	97%	96%	97%	96%

Cost of recurring services revenue	36%	40%	37%	38%
Gross margin on recurring services revenue	64%	60%	63%	62%

Cost of professional and education services	81%	97%	85%	103%
Gross margin on professional and education services	19%	3%	15%	(3%)
Product license bookings
     We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as the sale of perpetual software licenses regardless of the timing of revenue recognition under GAAP. We believe that this measure provides us with an indication of the amount of new software license business that we added in the period.

ART TECHNOLOGY GROUP, INC.
     The following table summarizes and reconciles to our product licenses revenue, as reported under US GAAP, our product license bookings for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Product license bookings	$16,612	$15,693	$28,960	$27,141

Increase in product license deferred revenue	(7,292)	(9,670)	(11,978)	(15,363)
Product license deferred revenue recognized	4,256	6,277	9,524	9,779

Product license revenue	$13,576	$12,300	$26,506	$21,557

     Product license bookings increased $0.9 million, or 6%, to $16.6 million in the three months ended June 30, 2009 from $15.7 million in the three months ended June 30, 2008. Product license bookings increased $1.8 million, or 7%, in the six months ended June 30, 2009 from $27.1 million in the six months ended June 30, 2008. The increase reflects growth in the demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license bookings deferred was 44%, and 62% of our total product license bookings for the three months ended June 30, 2009 and 2008, respectively, and 41% and 57% of our total product license bookings for the six months ended June 30, 2009 and 2008, respectively. The deferral of bookings is due to the inclusion of e-commerce optimization services or application hosting for which we do not have VSOE of fair value, or other elements in our contracts that preclude recognition of revenue at the time of booking. Deferred revenue will be recognized in future periods when delivery of the service commences or as contractual requirements are met.
     Product license deferred revenue recognized was $4.3 million and $6.3 million in the three months ended June 30, 2009 and 2008, respectively. In 2009 we recognized $4.3 million from product license deferred revenue on a ratable basis. In 2008 we recognized $1.8 million from product license deferred revenue on a ratable basis. In addition $4.5 million product license deferred revenue was recognized related to the resolution of contractual conditions. Product license deferred revenue recognized was $9.5 million and $9.8 million in the six months ended June 30, 2009 and 2008, respectively. In 2009 we recognized $9.5 million from product license deferred revenue on a ratable basis. In 2008 we recognized $2.9 million from product license deferred revenue on a ratable basis, In addition, $6.6 million product license deferred revenue was recognized related to the resolution of contractual conditions.
     We expect third quarter 2009 product license bookings to be in the range of $9.5 million to $10.3 million.
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Total revenue	$44,427	$41,920	$86,338	$78,450
     Total revenue increased $2.5 million, or 6%, to $44.4 million for the three months ended June 30, 2009 from $41.9 million for the three months ended June 30, 2008. Total revenue increased $7.9 million, or 10%, to $86.3 million for the six months ended June 30, 2009 from $78.5 million for the six months ended June 30, 2008. The revenue growth in the three months ended June 30, 2009 includes an increase of $1.3 million, or 10%, in product license revenue, a $1.1 million, or 5%, increase in recurring services revenue and a $0.1 million, or 2%, increase in professional and education services. The revenue growth in the six months ended June 30, 2009 includes an increase of $4.9 million, or 23%, in product license revenue, a $3.2 million, or 7%, increase in recurring services revenue, partially offset with a decline of $0.3 million, or 2%, in professional and education services.
     Revenue generated from international customers increased to $12.0 million, or 27% of total revenues, and $25.5 million, or 30% of total revenue, for the three and six months ended June 30, 2009, from $11.7 million, or 28% of total revenues, and $23.3 million, or 30% of total revenues for the three and six months ended June 30, 2008. Revenue generated from international customers decreased as a percent of total revenue due to growth in the domestic market.
     No customer accounted for 10% or more of total revenue in the three month period ended June 30, 2009. One customer, whose revenue was deferred and will be recognized ratably would have represented 10% of revenue for the three months ended June 30, 2009. One customer accounted for 10% or more of total revenue in the three month period ended June 30, 2008. No customer accounted for 10% or more of total revenue in the six month periods ended June 30, 2009 or 2008.
     We expect third quarter 2009 revenues to be in the range of $39.0 million to $42.0 million.

ART TECHNOLOGY GROUP, INC.
Product License Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Product license revenue	$13,576	$12,300	$26,506	$21,557
As a percent of total revenue	31%	29%	31%	27%
     Product license revenue increased 10% to $13.6 million for the three months ended June 30, 2009 from $12.3 million for the three months ended June 30, 2008. The increase for the three month period ended June 30, 2009 resulted from growth in demand for our e-commerce solutions and the success of our sales and marketing initiatives as measured by our product license bookings and a net decrease in the amount of product license deferred revenue. Product license revenue increased 23% to $26.5 million for the six months ended June 30, 2009 from $21.6 million for the six months ended June 30, 2008. The increase for the six month period ended June 30, 2009 resulted from growth in demand for our e-commerce solutions and the success of our sales and marketing initiatives as measured by out product license bookings, and a net decrease in the amount of product license deferred revenue.
     Product license revenue generated from international customers was $3.8 million and $10.5 million for the three and six months ended June 30, 2009 compared to $4.5 million and $7.9 million for the three and six months ended June 30, 2008.
     We expect product license revenues to be in the range of $9.0 million to $10.0 million in the third quarter of 2009.

ART TECHNOLOGY GROUP, INC.
Recurring services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Support and maintenance	$12,102	$11,946	$23,480	$22,603
e-Commerce optimization services and managed application hosting services	11,926	11,000	23,651	21,286

Total recurring services revenue	$24,028	$22,946	$47,131	$43,889

As a percent of total revenue	54%	55%	54%	56%

     Our recurring services revenue increased 5% to $24.0 million for the three months ended June 30, 2009 from $22.9 million for the three months ended June 30, 2008, and increased 7% to $47.1 million for the six months ended June 30, 2009 from $43.9 million for the three months ended June 30, 2008. A portion of our recurring services revenue is denominated in foreign currencies. Excluding the impact of fluctuations in foreign exchange rates recurring services revenue would have increased 8%, or $1.8 million for the three months ended June 30, 2009 from the same period of 2008 and 10%, or $4.5 million for the six months ended June 30, 2009 from the same period of 2008.
•	Support and maintenance revenue increased 1% to $12.1 million for the three months ended June 30, 2009 from $11.9 million for the three months ended June 30, 2008. Excluding the impact of fluctuations in foreign exchange rates support and maintenance revenue would have increased 3%, or $0.5 million for the three months ended June 30, 2009 from the same period of 2008. Support and maintenance revenue increased 4% to $23.5 million for the six months ended June 30, 2009 from $22.6 million for the six months ended June 30, 2008. Excluding the impact of fluctuations in foreign exchange rates support and maintenance revenue would have increased 6%, or $1.4 million for the six months ended June 30, 2009 from the same period of 2008. The increase in support and maintenance revenue was partially offset by attrition of customers using our legacy products.

•	e-Commerce optimization services and managed application hosting services revenue increased 8% to $11.9 million in 2009 from $11.0 million in 2008. Excluding the impact of fluctuations in foreign exchange rates e-Commerce optimization services and managed application hosting services revenue would have increased 13%, or $1.3 million for the three months ended June 30, 2009 from the same period of 2008. e-Commerce optimization services and managed application hosting services revenue increased 11% to $23.7 million in 2009 from $21.3 million in 2008. This is driven by growth in the average contract size of customers purchasing optimization services and increased utilization by our existing customer base. Excluding the impact of fluctuations in foreign exchange rates, e-Commerce optimization services and managed application hosting services revenue would have increased 15%, or $3.1 million for the six months ended June 30, 2009 from the same period of 2008.
     We expect recurring services revenues to be in the range of $24.0 million to $25.0 million in the third quarter of 2009.
Professional and education services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Professional and education services revenue	$6,823	$6,674	$12,701	$13,004
As a percent of total revenue	15%	16%	15%	17%
     Professional and education services revenue increased 2% to $6.8 million, or 15% of total revenue, for the three months ended June 30, 2009 from $6.7 million, or 16% of total revenue, for the three months ended June 30, 2008. Professional and education services revenue decreased 2% to $12.7 million, or 15% of total revenue, for the six months ended June 30, 2009 from $13.0 million, or 17% of total revenue, for the six months ended June 30, 2008. In 2008 we employed a strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, we are increasingly focusing on training and certifying partners rather than continuing to grow our professional services business. As a result, professional services revenue has grown slowly in the second quarter of 2009 compared to 2008 and declined 2% in the six months ended June 30, 2009 from the comparable period in 2008 while margins have improved.
     Included in professional and education services revenue was $1.1 million and $1.9 million for the three and six months ended June 30, 2009 and $0.6 million and $0.8 million and for the three and six months ended June 30, 2008 of revenue related to government funded research business acquired with CleverSet.
     We expect professional and education services revenue to be in the range of $6.0 million to $7.0 million in third quarter of 2009.

ART TECHNOLOGY GROUP, INC.
Cost of product license revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Cost of product license revenue	$457	$519	$847	$906
As a percent of license revenue	3%	4%	3%	4%

Gross margin on product license revenue	$13,119	$11,781	$25,659	$20,651
As a percent of license revenue	97%	96%	97%	96%
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
Cost of recurring services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Cost of recurring services revenue	$8,722	$9,241	$17,619	$16,847
As a percent of recurring services revenue	36%	40%	37%	38%

Gross margin on recurring services revenue	$15,306	$13,705	$29,512	$27,042
As a percent of recurring services revenue	64%	60%	63%	62%
     Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the eStara and CleverSet acquisitions and royalties.
     When we perform professional consulting and implementation services in connection with managed application hosting arrangements we generally defer the direct costs incurred prior to delivery of the element related to the performance of these services. Deferred costs are amortized to cost of revenue ratably over the estimated life of the customer arrangement once the site-delivered date is reached, which generally we estimate to be 4 years.
     Cost of recurring services revenue decreased 6% to $8.7 million in the three months ended June 30, 2009 from $9.2 million in 2008. Gross margin on recurring services revenue was 64%, or $15.3 million for 2009 compared to 60% or $13.7 million for 2008. Cost of recurring services revenue decreased 5% to $17.6 million in the six months ended June 30, 2009 from $16.8 million in 2008. Gross margin on recurring services revenue was 63%, or $29.5 million for 2009 compared to 62% or $27.0 million for 2008.
     The decrease in cost of recurring services and the resulting increase in gross margin percentage on recurring services for the three months ended June 30, 2009 was due to a $0.6 million decrease in the deferred costs which decreased total operating expenses and a $0.2 million decrease in telecommunications costs, partially offset by a $0.3 million increase in hosting services. For the six months ended June 30, 2009 the cost of recurring services increased due to a $0.7 million increase in hosting services.
     During the three and six months ended June 30, 2009, we capitalized $0.2 million and $0.3 million, respectively, in certain internal use software development costs related to our hosting services in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use (SOP 98-1).

ART TECHNOLOGY GROUP, INC.
Cost of professional and education services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Cost of professional services revenue	$5,505	$6,495	$10,807	$13,409
As a percent of professional services revenue	81%	97%	85%	103%

Gross margin on professional services revenue	$1,318	$179	$1,894	$(405)
As a percent of professional services revenue	19%	3%	15%	(3%)
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased 15% to $5.5 million for the three months ended June 30, 2009 from $6.5 million for the three months ended June 30, 2008. Cost of professional and education services revenue decreased 19% to $10.8 million for the six months ended June 30, 2009 from $13.4 million for the six months ended June 30, 2008.
     The decrease in cost of professional and education services for the three months ended June 30, 2009 was driven by a $1.3 million decrease in labor related costs and a $0.2 million decrease in travel costs. These decreases were attributable to a reduction in the use of contract labor in the delivery of our professional services and less travel, resulting from the successful execution of our strategy to develop our partner networks. The decreases in expenses were partially offset by $0.2 million increase in the three months ended June 30, 2009 in the recognition of costs previously deferred compared with the three months ended June 30, 2008 period and the increase of $0.5 million in contract related expenses related to government funded research.
     The decrease in cost of professional and education services for the six months ended June 30, 2009 was driven by a $3.6 million decrease in labor related costs, a $0.2 million decrease in travel costs and a decrease of $0.1 million in recruitment fees. These decreases were attributable to a reduction in the use of contract labor in the delivery of our professional services and less travel, resulting from the successful execution of our strategy to develop our partner networks. The decreases in expenses were partially offset by $0.5 million increase in the six months ended June 30, 2009 in the recognition of costs previously deferred compared with the six months ended June 30, 2008 period and the increase of $1.1 million in contract related expenses related to government funded research.
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Research and development expenses	$7,663	$7,373	$15,133	$14,394
As a percent of total revenue	17%	18%	18%	18%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development.
     Research and development expenses increased 4% to $7.7 million in the three months ended June 30, 2009 from $7.4 million in the three months ended June 30, 2008 and decreased slightly as a percent of revenue to 17% of revenue due to revenue growth in 2009. Research and development expenses increased 5% to $15.1 million in the six months ended June 30, 2009 from $14.4 million in the six months ended June 30, 2008 and remained level as a percent of revenue due to revenue growth in 2009. The increase in research and development spending for the three months ended June 30, 2009 compared to the same period in 2008 was driven by an increase of $0.4 million in labor related costs. The increased costs were incurred in product development efforts creating new versions of our products which extend and enhance competitive product features. The increase in research and development spending for the six months ended June 30, 2009 compared to the same period in 2008 was driven by an increase of $1.0 million in labor related costs. The increased costs were incurred in product development efforts creating new versions of our products which extend and enhance competitive product features.

ART TECHNOLOGY GROUP, INC.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Sales and marketing expenses	$12,541	$13,156	$24,829	$24,693
As a percent of total revenue	28%	31%	29%	31%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. We recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.
     Sales and marketing expenses decreased 5% to $12.5 million for the three months ended June 30, 2009 from $13.2 million for the three months ended June 30, 2008, and declined as a percentage of total revenue to 28%. Sales and marketing expenses increased 1% to $24.8 million for the six months ended June 30, 2009 from $24.7 million for the six months ended June 30, 2008, and declined as a percentage of total revenue to 29%. The decrease in spending in the three months ended June 30, 2009 compared to the same period in 2008 was due to an decrease of $0.5 million in travel costs, driven by cost containment initiatives. The increase in spending in the six months ended June 30, 2009 compared to the same period in 2008 was due to an increase of $0.9 million in labor related cost partially offset by a decline of $0.8 million in travel costs driven by cost containment initiatives.

ART TECHNOLOGY GROUP, INC.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
General and administrative expenses	$4,670	$4,863	$9,159	$9,192
As a percent of total revenue	11%	12%	11%	12%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses decreased 4% to $4.7 million in the three months ended June 30, 2009 from $4.9 million in the three months ended June 30, 2008, and decreased as a percentage of total revenue to 11% from 12% due to cost containment efforts and revenue growth. In the six months ended June 30, 2009 general and administrative expenses remained flat compared to the prior year and decreased as a percentage of total revenue to 11% from 12% due to cost containment efforts and revenue growth. The decrease in the three months ended June 30, 2009 compared to the same period of 2008 was driven by a $0.3 million decrease in bad debt expense. The decrease in the six months ended June 30, 2009 compared to the same period of 2008 was driven by a $0.5 million decrease in outside services, partially offset by a $0.4 million increase in stock-based compensation.
     We expect total operating expenses to be in the range of $25.0 million to $26.0 million in the third quarter of 2009.
Stock-Based Compensation Expense
     On January 1, 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. We are using the straight-line attribution method to recognize stock-based compensation expense for non-performance-based grants and the accelerated method for performance-based executive grants. Stock-based compensation cost is calculated on the date of grant based on the fair value of stock options as determined by the Black-Scholes valuation model, or the fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended June 30, 2009 and 2008 was $2.4 million and $2.0 million, respectively. Stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $4.4 million and $3.8 million, respectively. Stock-based compensation expense for all period is reflected in our costs and expenses above based on the function of the relevant personnel.
     As of June 30, 2009, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $20.5 million, which will be recognized over a weighted average period of approximately 2.0 years.

ART TECHNOLOGY GROUP, INC.
Interest and Other Income, Net
     Interest and other income net increased to $0.3 million for the three months ended June 30, 2009 from $0.2 million for the three months ended June 30, 2008. Interest and other income net decreased to $0.6 million for the six months ended June 30, 2009 from $0.9 million for the six months ended June 30, 2008. The increase in the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to higher foreign currency exchange gains on remeasuring foreign currency denominated assets and liabilities in 2009 than in 2008 Partially offsetting the unrealized foreign currency exchange gains was lower net realized income on foreign currency based transactions. We realized a foreign currency exchange loss of less than $0.1 million in the three months ended June 30, 2009 compared to realized gains of $0.7 million in the three months ended June 30, 2008. The foreign currency based gains and losses are primarily driven by the movement of the U.K. Pound Sterling and the Euro compared to the US Dollar. In addition, in the three months ended June 30, 2009 compared to the same period in 2008, we experienced a decrease in interest income resulting from lower prevailing interest rates despite our higher ending cash and investment balances.
     The decrease in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a $0.4 million decrease in interest income resulting from lower prevailing interest rates despite our higher ending cash and investment balances. Cash, cash equivalents and marketable securities, including restricted cash, increased $10.4 million in 2009 to $71.8 million at June 30, 2009 from $61.4 million at December 31, 2008. In the six months ended June 30, 2009 the change in foreign currency exchange gains on remeasuring foreign currency denominated assets and liabilities in 2009 versus 2008 were offset by the change in net realized income on foreign currency based transactions. We realized a foreign currency exchange loss of less than $0.1 million in the six months ended June 30, 2009 compared to realized gains of $0.7 million in the six months ended June 30, 2008. The foreign currency based gains and losses are primarily driven by the movement of the U.K. Pound Sterling and the Euro compared to the US Dollar.

ART TECHNOLOGY GROUP, INC.
Provision for Income Taxes
     For the three and six months ended June 30, 2009, we recorded income tax provisions of $0.6 million and $0.9 million, respectively. This relates to U.S. federal alternative minimum tax, state and foreign income taxes as well as interest related to uncertain tax positions. For the three and six months ended June 30, 2008, we recorded income tax provisions of $0.2 million and $0.4 million, respectively, which related to foreign taxes on earnings in certain of our foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     As of December 31, 2008, we determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon our cumulative history of earnings before taxes for financial reporting purposes over a three-year period in those jurisdictions and management’s assessment as of December 31, 2008 of our expected future results of operations. As a result, during the fourth quarter of 2008, we reversed a total of $0.6 million of deferred tax asset valuation allowance. As of June 30, 2009, there was no change in the valuation allowance analysis compared with that provided for as of December 31, 2008.
     The primary differences between book and tax income for 2009 are the amortization of capitalized research and development expenses for tax purposes offset by increases in taxable income relating to deferred revenue and stock based compensation deductions.
     We consider it reasonably possible that our gross allowance for uncertain tax positions will decrease by up to $3.3 million over the next twelve month period as a result of the expiration of the statutes of limitations within certain tax jurisdictions. We consider it reasonably possible that $1.5 million of the $3.3 million in gross allowances for uncertain tax positions will be recorded as a tax benefit in the third quarter of 2009.
Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity at June 30, 2009 were our cash, cash equivalents, and short and long-term marketable securities of $71.8 million.
     Cash provided by operating activities was $13.1 million for the six months ended June 30, 2009, a decrease of approximately $1.3 million from comparable prior year period.
•	Our net income of $7.6 million included non-cash expenses for depreciation and amortization of $4.6 million, and stock-based compensation expense of $4.4 million.

•	Cash outflows from accounts receivable were $4.0 million in 2009 compared to $74,000 in 2008. This decrease in cash flow is due to growth in the accounts receivable balance driven by timing of sales transactions compared to the prior period and granting extended payment terms. Days sales outstanding was 79 days at June 30, 2009 compared to 70 days at December 31, 2008.

•	Cash outflows due to accrued expenses and accounts payable were $0.8 million in 2009, an increase in outflows of $1.4 million compared to 2008, due to timely vendors payments.

•	Deferred revenue decreased $0.7 million during the period. We invoice customers as licenses and services are delivered and collect these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at June 30, 2009 were subject to our collection process and, to the extent collected, are in our cash flow from operations.
     Net cash used in investing activities for the six months ended June 30, 2009 was $3.2 million, which consisted of $0.5 million in net sales and maturities of marketable securities, partially offset by $3.6 million of capital expenditures, primarily computer equipment and software for our managed application hosting services business.
     Net cash provided from financing activities was minimal for the six months ended June 30, 2009. Financing activities consisted primarily of proceeds from exercised stock options and the employee stock purchase plan, net of

ART TECHNOLOGY GROUP, INC.
tax withholding payments made on behalf of employees participating in the grant of restricted stock units and in prior periods repurchases of common stock.
     On April 19, 2007 our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20.0 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on prevailing market conditions. During the six months ended June 30, 2009 we repurchased no shares of our common stock. Under the program to date, we have repurchased 5,605,501 shares of our common stock at a cost of $11.8 million. We have authorization to expend an additional $8.2 million under this program as of June 30, 2009.
     We believe that our balance of $71.8 million in cash, cash equivalents and marketable securities, including $0.4 million of restricted cash at June 30, 2009, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
Accounts Receivable and Days Sales Outstanding
     Information about our accounts receivable balance and days sales outstanding and modified days sales outstanding for the quarter ended June 30, 2009 and December 31, 2008 is as follows:

	As of and for the
	Quarter Ended
	June 30,	December 31,
	2009	2008
	(dollars in thousands)
DSO	79	70
Revenue	$44,427	$45,397
Accounts receivable, net	$39,155	$35,109
Modified days sales outstanding (1)	75	67
Percentage of total net accounts receivable less than 60 days past due	92%	92%

(1)	Modified days sales outstanding are computed by adjusting total revenue for the change in deferred revenue, that result is then divided by the days in the period, 90 days each quarter, to calculate revenue per day; the accounts receivable balance is then divided by revenue per day.
     We evaluate our performance on collections on a quarterly basis. As of June 30, 2009, our days sales outstanding increased from December 31, 2008 due to timing of sales transactions compared to the prior period and granting of extended payment terms.
     Our standard payment terms are normally within 90 days. In certain circumstances we may provide to customers with superior credit extended payment terms of up to 12 months. We have concluded that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer that the fees due under such arrangements may be considered to be both fixed and determinable and probable of collection, such that they may be recognized as revenue assuming other criteria for recognition are met. We monitor our ability to collect amounts due under the stated contractual terms of such arrangements and to date have not experienced any material concessions from this class of customer. Accounts receivable due under arrangements involving payment terms of greater than 90 days and less than 12 months were approximately $3.9 million and $0 million at June 30, 2009 and December 31, 2008, respectively.

ART TECHNOLOGY GROUP, INC.
Restricted Cash
     At June 30, 2009, we have collateralized $0.4 million in an outstanding letter of credit with a certificate of deposit. The collateral for the letter of credit is reflected on our balance sheet as restricted cash within long-term marketable securities dependent on the underlying term of the lease. The letter of credit was issued in favor of a landlord to secure obligations under our facility leases expiring in December 2011.
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company does not expect the adoption of SFAS 168 will have a material impact on its financial condition or results of operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 in the three months ended June 30, 2009 had no impact on the our financial condition or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at June 30, 2009 and December 31, 2008 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since June 30, 2009.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at June 30, 2009 and December 31, 2008, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at June 30, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

ART TECHNOLOGY GROUP, INC.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ATG’s disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ART TECHNOLOGY GROUP, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to Primus, and Primus would bear no financial liability. Primus, as well as the officer defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
     Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors in the market for e-commerce software and services have filed or may file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make claims of infringement against us with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege our current or future products or services infringe may make claims of infringement against us or our customers. Our agreements with our customers typically require us to indemnify them against claims of intellectual property infringement resulting from their use of our products and services. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations, and certain of our customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by our products or services. Any litigation over intellectual property rights, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we or our customers are accused of infringement might cause product shipment or service delivery delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. We could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.
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

ART TECHNOLOGY GROUP, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 19, 2007, our Board of Directors authorized a stock repurchase program providing for repurchases of our outstanding common stock of up to $20.0 million, in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. We made no repurchases of our common stock during the six months ended June 30, 2009.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of stockholders on May 20, 2009, the following actions were submitted to a vote of stockholders:
     (a) John R. Held and Phyllis S. Swersky were elected to serve as Directors of the Company until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The specific tallies of the applicable votes are detailed below. Each of David B. Elsbree, Ilene Lang, Daniel C. Regis, Michael A. Brochu, Robert D. Burke, and Mary E. Makela, whose terms did not expire at the annual meeting, continued in office following the meeting.

Name of Nominee	FOR	WITHHELD
John R. Held	112,471,093	2,762,664
Phyllis S. Swersky	103,045,033	12,188,724
     (b) The stockholders approved the amendment to the 1999 Employee Stock Purchase Plan.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
66,514,934	16,302,231	500,139	31,916,453

(c) The stockholders approved the ratification of appointment of our independent registered public accounting firm.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTES
114,843,810	177,443	212,504	0
Item 5. Other Information
None

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Agreement and Plan of Merger dated January 19, 2008 by and among Art Technology Group, Inc., Einstein Acquisition Corp., eShopperTools.com, Inc., Scott Anderson, as stockholder representative, and the principal stockholders identified on Schedule I thereto (without exhibits)(incorporated by reference by Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2008).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ++	The following materials from Art Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

++	Furnished herewith

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

Date: August 6, 2009