Form 10-Q/A
period 2009-06-30
ART TECHNOLOGY GROUP INC
filed 2009-08-26
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009 there were 127,337,329 shares of the Registrant’s common stock outstanding.

SIGNATURES
EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 6, 2009, is being filed solely to correct the number of shares of our common stock outstanding on August 3, 2009, as reported on the cover page.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART TECHNOLOGY GROUP, INC. (Registrant)
By:	/s/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 26, 2009