Form 10-Q
period 2009-09-30
ART TECHNOLOGY GROUP INC
filed 2009-11-06
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009 there were 126,956,626 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$50,438	$47,413
Marketable securities (including restricted cash of $0 at September 30, 2009 and $1,669 at December 31, 2008)	23,534	13,570
Accounts receivable, net of reserves of $1,320 ($1,234 in 2008)	31,850	35,109
Deferred costs, current	1,126	924
Deferred tax assets	534	560
Prepaid expenses and other current assets	2,910	3,814

Total current assets	110,392	101,390
Property and equipment, net	10,168	10,098
Deferred costs, non-current	1,391	1,984
Other assets	1,483	1,423
Marketable securities (including restricted cash of $419 at September 30, 2009 and December 31, 2008)	4,129	419
Intangible assets, net	4,991	7,770
Goodwill	65,683	65,683

Total Assets	$198,237	$188,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,245	$2,958
Accrued expenses	16,203	18,875
Deferred revenue, current	40,025	38,782
Accrued restructuring, current	—	146

Total current liabilities	60,473	60,761
Other liabilities	249	1,775
Deferred revenue, non-current	9,956	15,285
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized -10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized-200,000,000 shares; 133,622,719 shares and 131,572,773 shares issued, respectively, and 126,932,624 shares and 125,967,272 shares outstanding, respectively	1,339	1,316
Additional paid-in capital	323,845	315,730
Accumulated deficit	(180,376)	(191,946)
Treasury stock, at cost (6,690,095 shares and 5,605,501 shares, respectively)	(16,075)	(11,810)
Accumulated other comprehensive loss	(1,174)	(2,344)

Total stockholders’ equity	127,559	110,946

Total Liabilities and Stockholders’ Equity	$198,237	$188,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Product licenses	$10,890	$10,764	$37,396	$32,321
Recurring services	24,904	23,446	72,035	67,335
Professional and education services	7,587	6,584	20,288	19,588

Total revenue	43,381	40,794	129,719	119,244

Cost of Revenue:
Product licenses	399	539	1,246	1,445
Recurring services	9,393	8,611	27,012	25,458
Professional and education services	6,029	6,393	16,836	19,802

Total cost of revenue	15,821	15,543	45,094	46,705

Gross Profit	27,560	25,251	84,625	72,539

Operating Expenses:
Research and development	7,599	7,660	22,732	22,054
Sales and marketing	12,503	12,282	37,332	36,975
General and administrative	4,831	4,890	13,990	14,082

Total operating expenses	24,933	24,832	74,054	73,111

Income (loss) from operations	2,627	419	10,571	(572)
Interest and other (expense) income, net	(314)	232	236	1,100

Income before provision for income taxes	2,313	651	10,807	528
(Benefit) provision for income taxes	(1,650)	(135)	(750)	236

Net income	$3,963	$786	$11,557	$292

Basic net income per share	$0.03	$0.01	$0.09	$0.00

Diluted net income per share	$0.03	$0.01	$0.09	$0.00

Basic weighted average common shares outstanding	127,224	129,219	126,742	128,821

Diluted weighted average common shares outstanding	134,736	135,697	132,409	134,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:

Net income	$11,557	$292

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,829	6,518
Non-cash stock-based compensation expense	6,820	5,824
Non-cash tax benefit	(1,871)	—

Changes in current assets and liabilities:
Accounts receivable	3,256	4,797
Prepaid expenses and other current assets	931	(810)
Deferred costs	390	50
Other assets	(59)	(57)
Accounts payable	1,697	29
Accrued expenses and other liabilities	(2,328)	155
Deferred revenue	(4,086)	6,391
Accrued restructuring	(146)	(709)

Net cash provided by operating activities	22,990	22,480

Cash Flows from Investing Activities:
Purchases of marketable securities	(28,287)	(17,225)
Maturities of marketable securities	14,725	22,492
Purchases of property and equipment	(4,620)	(5,612)
Collateralization of letters of credit	—	(2,088)
Payment of acquisition costs, net of cash acquired	—	(9,522)

Net cash used in investing activities	(18,182)	(11,955)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,428	1,608
Proceeds from employee stock purchase plan	797	754
Repurchase of common stock	(4,265)	(1,479)
Payments of employee restricted stock tax withholdings	(873)	(505)

Net cash (used in) provided by financing activities	(2,913)	378

Effect of foreign exchange rate changes on cash and cash equivalents	1,130	(721)

Net increase in cash and cash equivalents	3,025	10,182

Cash and cash equivalents, beginning of period	47,413	34,419

Cash and cash equivalents, end of period	$50,438	$44,601

Cash payments for income taxes	$45	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (1) Organization, Business and Summary of Significant Accounting Policies
     Art Technology Group, Inc. ("ATG" or the "Company") develops and markets a comprehensive suite of e-commerce software products, and provides related services, including support and maintenance, education, application hosting, professional services and proactive conversion solutions for enhancing online sales and support.
     As noted below, the Financial Accounting Standards Board, (“FASB”) recently issued Accounting Standards Codification (“ASC”) 105-10 Generally Accepted Accounting Principles (“105-10”), formerly known as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. The Company adopted ASC 105-10 in our third quarter ended September 30, 2009 upon which the Company revised the references to FASB guidance throughout this document to reflect the impact of Codification.
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The Company has evaluated all subsequent events through November 6, 2009, the date these financial statements were issued and determined there are no material recognized or unrecognized subsequent events.
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
     (c) Accounts Receivable
     Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods. Accounts receivable also included $5.4 million and $1.2 million of unbilled accounts receivable at September 30, 2009 and December 31, 2008, respectively.
     ATG’s standard payment terms are normally within 90 days. In certain circumstances the Company may provide to customers with superior credit extended payment terms of up to 12 months. Accounts receivable due under arrangements involving payment terms of greater than 90 days and less than 12 months were approximately $4.0 million and $0 million at September 30, 2009 and December 31, 2008, respectively.
     (d) Revenue Recognition
     ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which are comprised of support and maintenance services, application hosting services and e-commerce optimization services, and (3) professional and education services. ATG sells these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as follows: 1. Sale of Perpetual Software Licenses and Professional and Education Services, 2. Sale of Application Hosting Services, and 3. Sale of e-Commerce Optimization Services.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company recognizes revenue in accordance with FASB ASC 985-605, Software Revenue Recognition, formerly known as AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), or Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), applying the provisions of FASB ASC 605-25, Multiple Element Arrangements, formerly known as Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), depending on the nature of the arrangement.
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
     ATG’s standard payment terms are normally within 90 days. The Company in some circumstances provides extended payment terms, and in certain cases considers amounts payable beyond 90 days but less than 12 months to be fixed and determinable. In such cases, judgment is required in evaluating the creditworthiness of the customer and the likelihood of a concession. Beginning with the first quarter of 2009 the Company determined that it has a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, ATG recognized approximately $0.9 million and $5.2 million of revenue during the three and nine months ended September 30, 2009 that previously would have been deferred until the payments became due. The Company monitors its ability to collect amounts due under the stated contractual terms of such arrangements and to date has not experienced any concessions from this class of customer. If in the future the Company experiences adverse changes in its ability to collect without concession the amounts due under arrangements involving extended payment terms from this class of customer, it may no longer be able to conclude that such amounts are fixed and determinable and probable of collection, which could adversely affect the Company’s revenue in future periods.
1. Sales of Perpetual Software Licenses and Professional and Education Services
     ATG licenses software under perpetual license agreements and applies the provisions of ASC 985-605, Software Revenue Recognition, formerly known as SOP 97-2, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with ASC 985-605, Software Revenue Recognition, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software, which is generally through electronic license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements in the transaction. Substantially all of the Company’s software license arrangements do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
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
     Many of the Company’s software arrangements also include professional services for consulting implementation services sold separately under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under ASC 985-605, Software Revenue Recognition. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements is recognized as the services are performed on a time and materials basis using the proportional performance method.
     Education revenue, which is recognized as the training is provided to customers, is derived from instructor led training classes either at ATG or onsite at the customer location.
     For software arrangements with multiple elements, the Company applies the residual method in accordance with ASC 985-605, Software Revenue Recognition, a section of which is formerly known as SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support and maintenance services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support and maintenance services, professional services, and education. The Company has not established VSOE for its software licenses, application hosting services or e-commerce optimization services. In arrangements that do not include application hosting services or e-commerce optimization services, product license revenue is generally recognized upon delivery of the software products.
2. Sales of Application Hosting Services
     ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing the software as a service solution to the customer in an arrangement in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with ASC 985-605, Software Revenue Recognition, a section of which is formerly known as EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), SAB 104 and 605-25, Multiple Element Arrangements, formerly known as EITF 00-21.
     In accordance with ASC 985-605, Software Revenue Recognition, these arrangements are not within the scope of ASC 605-10, Revenue Recognition, and as such, ATG applies the provisions of SAB 104 and ASC 605-25, Multiple Element Arrangements and accounts for the arrangement as a service contract. Pursuant to ASC 605-25, Multiple Element Arrangements all elements of the arrangement are considered to be one unit of accounting. The elements in these arrangements generally include set-up and implementation services, support and maintenance services, the monthly hosting service and in certain instances a perpetual software license. All fees received up-front under these arrangements, regardless of the nature of the element, are deferred until the application hosting service commences, which is referred to as the “site-delivered” date. Upon site-delivered, the up-front fees are recognized ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In addition, the monthly application hosting service fee is recognized as the application hosting service is provided.
3. Sales of e-Commerce Optimization Services
     ATG derives revenue from e-commerce optimization services, which are hosted services providing ATG’s customers with click-to-call, click-to-chat and recommendations services. e-Commerce optimization services are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution, which are typically contracted for a one-year term. The Company recognizes revenue on a monthly basis as the services are provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances e-commerce optimization services are bundled with ATG software arrangements, which typically include perpetual software licenses, support and maintenance services and professional services for the perpetual software license. The Company does not have VSOE of fair value for e-commerce optimization services, as such the up-front fees received under the arrangement regardless of the nature of the element are deferred and recognized ratably over the period of providing the e-commerce optimization services, provided that the professional services, if applicable, have commenced.

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
     (e) Comprehensive Income (Loss)
     ASC 220.10 Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, requires financial statements to include the reporting of comprehensive income (loss), which for the Company includes net loss, unrealized gains (losses) on available-for-sale marketable securities, and foreign currency translation adjustments that have generally been reported in the statement of stockholders’ equity.
     The components of comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income	$3,963	$786	$11,557	$292
Foreign currency translation adjustment	426	(868)	1,061	(734)
Unrealized (loss) gain on available-for-sale securities	(12)	(270)	112	(293)

Comprehensive income (loss)	$4,377	$(352)	$12,730	$(735)

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
     At September 30, 2009 and December 31, 2008, respectively, no customer accounted for 10% or more of accounts receivable. No customer accounted for 10% or more of total revenue in the three or nine month periods ended September 30, 2009 and September 30, 2008.
     (g) New Accounting Pronouncements
     In September 2009, the FASB issued ASC 2009-13 Multiple Element Arrangements (“2009-13”), formerly known as Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”. ASC 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASC 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.
     In June 2009, the FASB issued ASC 105-10 Generally Accepted Accounting Principles (“105-10”), formerly known as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105.10. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105-10 did not have a material impact on the Company’s financial condition or results of operations.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In May 2009, the FASB issued ASC 855-10 Subsequent Events (“855-10”), formerly known as SFAS No. 165, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 had no impact on the Company’s financial condition or results of operations.
     In December 2007, the FASB issued ASC 805-10 Business Combinations (“805-10”), formerly known as Statement No. 141(R), Business Combinations, a replacement of FASB Statement No. 141. ASC 805-10 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805-10 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805-10 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420-10 Exit or Disposal Cost Obligations, formerly known as FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805-10 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The adoption of ASC 805-10 on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
      (2) Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock unit awards. In accordance with ASC 718-10 Compensation-Stock Compensation, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money, restricted stock and restricted stock unit awards. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options and restricted stock unit awards.
     The following table sets forth the computation of basic and diluted net income per share for the three and nine month periods ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,963	$786	$11,557	$292

Weighted average common shares outstanding used in computing basic net income per share	127,224	129,219	126,742	128,821
Dilutive employee common stock equivalents	7,512	6,478	5,667	6,113

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	134,736	135,697	132,409	134,934

Basic net income (loss) per share	$0.03	$0.01	$0.09	$0.00

Diluted net income (loss) per share	$0.03	$0.01	$0.09	$0.00

Anti-dilutive common stock equivalents	10,891	7,559	12,714	7,246

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (3) Stock-Based Compensation
     The Company accounts for stock-based compensation pursuant to ASC 718-10 Compensation-Stock Compensation compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10 Compensation-Stock Compensation and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10 Compensation-Stock Compensation.
Grant-Date Fair Value
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the nine months ended September 30, 2009 and 2008 and related weighted average assumptions is as follows:

	Nine Months Ended September 30,
Stock Options	2009	2008
Options granted (in thousands)	1,088	1,573
Weighted-average exercise price	$2.84	$3.69
Weighted-average grant date fair value	$1.86	$2.42
Assumptions:
Expected volatility	70.5%	70.8%
Expected term (in years)	6.25	6.25
Risk-free interest rate	2.68%	3.60%
Expected dividend yield	—	—
Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of the Company’s common stock. As such, the Company uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for the period that is commensurate with the stock option’s expected term.
Expected term — Since adopting ASC 718-10 Compensation-Stock Compensation, the Company has utilized the safe harbor provision of 6.25 years to determine the expected term of its stock options.
Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term is used as the risk-free interest rate.
Expected dividend yield — The Company’s Board of Directors historically has not declared cash dividends and does not expect to issue cash dividends in the future. As such, the Company uses a 0% expected dividend yield.
Stock-Based Compensation Expense
     The Company generally uses the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718-10 Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 8.64% to all unvested options as of September 30, 2009. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those stock options that vest.
     Stock-based compensation expense related to restricted stock units (“RSU” or “RSUs”) is generally recognized on a straight-line basis over the requisite service period. Most of the RSU awards vest based on the lapse of time (i.e. service period). These time-based RSUs vest 25% annually beginning approximately one year after the date of grant. Some of the RSU awards are subject to performance criteria. These performance-based RSUs vest 25% annually if a specified annual adjusted operating profit goal is met and will vest in full, immediately, if a specified revenue goal is met. The Company believes it is probable the annual adjusted operating profit goal will be achieved, resulting in stock-based compensation expense being recognized over the requisite service period on an accelerated basis as required by ASC 718-10 Compensation-Stock Compensation for performance-based awards. The achievement of the performance criteria for the awards to immediately vest is currently not deemed to be probable by the Company.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     RSU grants to the Company’s Board of Directors generally occur in the second quarter of each fiscal year. The RSU grants to members of the Company’s Board of Directors vest at the end of one year, and the related stock-based compensation expense is recognized ratably over one year.
     During the nine months ended September 30, 2009, the Company granted RSUs covering an aggregate of 3,168,600 shares of its common stock with a total fair value of $8.4 million. The fair value of the RSU grants is based on the market price of ATG’s common stock on the date of grant. The RSU grants provide the holder with the right to receive shares of ATG common stock upon vesting.
     As of September 30, 2009, there was $18.5 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years.
     During the three months ended September 30, 2009 and 2008, stock-based compensation expense related to stock options, RSUs and in 2008 restricted stock awards was $2.5 million and $2.0 million, respectively. During the nine months ended September 30, 2009 and 2008, stock-based compensation expense related to stock option, RSUs and in 2008 restricted stock awards was $6.8 million and $5.8 million, respectively.
Stock Award Activity
     A summary of the activity under the Company’s stock option plans as of September 30, 2009 and changes during the nine-month period then ended, is presented below (in thousands, except per share amounts and years):

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Per Share	Value
Options outstanding at December 31, 2008	13,424	$2.80
Options granted	1,088	2.84
Options exercised	885	1.62
Options forfeited	513	3.58

Options outstanding at September 30, 2009	13,114	2.86	$22,978

Options exercisable at September 30, 2009	10,254	2.79	20,664

Options vested or expected to vest at September 30, 2009 (1)	12,811	2.87	22,777

(1)	Represents the number of vested options as of September 30, 2009, plus the number of unvested options expected to vest as of September 30, 2009, based on the unvested options outstanding at September 30, 2009, adjusted for estimated forfeitures.
     During the nine months ended September 30, 2009 and 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.9 million and $2.2 million, respectively, and the total amount of cash received by the Company from exercise of these options was $1.4 million and $1.6 million, respectively.
     A summary of the Company’s restricted stock unit award activity for the nine months ended September 30, 2009 is presented below:

	Restricted	Weighted
	Share	Average Grant
	Unit Awards	Date Fair Value
	Outstanding	Per Share
	(in thousands)
Non-vested awards outstanding at December 31, 2008	3,763	$3.17
Awards granted	3,169	2.65
Restrictions lapsed	1,140	3.05
Awards forfeited	140	3.20

Non-vested awards outstanding at September 30, 2009	5,652	2.91

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (4) Share Repurchase Program
     On October 27, 2009 the Company’s Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $25.0 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This new authorization is in addition to the remaining $3.9 million under the Company’s existing $20 million repurchase program authorized in April of 2007. During the nine months ended September 30, 2009, the Company repurchased 1.1 million shares of its common stock at a cost of $4.3 million. Under the program to date, the Company has repurchased 6,690,095 shares of its common stock at a cost of $16.1 million.
      (5) Disclosures About Segments of an Enterprise
     ASC 280-10 Segment Reporting, formerly known as SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements. ASC 280-10 Segment Reporting also requires related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer. ATG views its operations and manages its business as one segment with three product offerings: software licenses, recurring services, and professional and education services. ATG evaluates these product offerings based on their respective revenues and gross margins. As a result, the financial information disclosed in the consolidated financial statements represents the material financial information related to our principal operating segment.
     Revenues from foreign sources were approximately $12.7 million and $10.9 million for the three months ended September 30, 2009 and 2008, respectively, and $39.0 million and $34.2 million for the nine months ended September 30, 2009 and 2008, respectively. Revenues from foreign sources were primarily generated from customers located in Europe. All of the Company’s product sales for the three and nine months ended September 30, 2009 and 2008, were delivered from ATG’s headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	71%	72%	70%	71%
United Kingdom (UK)	9	9	17	10
Europe, Middle East and Africa (excluding UK)	15	17	10	17
Other	5	2	3	2

	100%	100%	100%	100%

      (6) Fair Value Measurement
     Effective January 1, 2008, the Company adopted ASC 820-10 Fair Value Measurements and Disclosures, formerly known as SFAS No. 157, Fair Value Measurements (SFAS 157). ASC 820-10 Fair Value Measurements and Disclosures clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The adoption of ASC 820-10 Fair Value Measurements and Disclosures did not have a material impact on the Company’s fair value measurements.
     As defined in ASC 820-10 Fair Value Measurements and Disclosures fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 Fair Value Measurements and Disclosures establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
     The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at September 30, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$10,098	—	$10,098	—
Short-term available-for- sale securities	20,943	$10,289	10,654	—
Long-term available-for- sale securities	3,710	3,009	701	—

Total assets at fair value	$34,751	$13,298	$21,453	—

     The Company’s marketable securities investments consist of U.S. Treasury and U.S. government agency securities, a money market fund, commercial paper, and corporate debt securities. The fair value of the Company’s marketable securities is based on a market approach utilizing quoted market prices of identical instruments or other observable market inputs.
     As of September 30, 2009, the Company’s cash equivalents and marketable securities had a fair value of $34.8 million, amortized cost of $34.7 million, and unrealized gain (loss) recorded in other comprehensive income of approximately $6,779. In addition, 85% of the marketable securities held by the Company at September 30, 2009 had a maturity of less than one year and all marketable securities held by the Company at September 30, 2009 had fair values greater than 90% of their amortized cost.
      (7) Restricted Cash
     At September 30, 2009, the Company has collateralized $0.4 million in an outstanding letter of credit with a certificate of deposit. The collateral for the letter of credit is reflected on the Company’s balance sheet as restricted cash within long-term marketable securities based on the underlying term of the lease. The letter of credit was issued in favor of a landlord to secure an obligation under an ATG facility lease expiring in December 2011.
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

For the nine
months ended
September 30,
2008
Pro forma revenue	$119,342
Pro forma net loss	(245)
Pro forma net loss per share — basic and diluted	$(0.00)

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

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2009	2008
Balance at the beginning of the period	$65,683	$59,675
Acquisition of CleverSet	—	8,138
Collection of accounts receivable previously reserved	—	(121)
Release of valuation allowance against deferred tax assets related to NOLs from the Primus acquisition (1)	—	(2,009)

Balance at the end of the period	$65,683	$65,683

(1)	For further discussion see note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission.

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
     Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$11,660	$(9,762)	$1,898	$11,660	$(8,600)	$3,060
Developed technology	9,710	(7,177)	2,533	9,710	(5,770)	3,940
Trademarks	1,400	(840)	560	1,400	(630)	770

Total intangible assets	$22,770	$(17,779)	$4,991	$22,770	$(15,000)	$7,770

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $0.9 million and $1.1 million for the three month periods ended September 30, 2009 and 2008, respectively, and $2.8 million and $3.2 million for the nine month period ended September 30, 2009 and 2008, respectively.
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2009	$926
2010	3,032
2011	1,033

Total	$4,991
(11) Income Taxes
     For the three and nine months ended September 30, 2009, the Company recorded income tax benefits of $1.7 million and $0.8 million, respectively. This relates to tax benefits recorded as a result of decreases in the Company’s uncertain tax positions offset by U.S. federal alternative minimum tax, state and foreign income taxes. For the three and nine months ended September 30, 2008, the Company recorded income tax (benefit) and provision of ($0.1) million and $0.2 million, respectively, which related to refundable U.S. research and development tax credits offset by foreign taxes on earnings in certain of the Company’s foreign subsidiaries as well as interest and penalties related to uncertain tax positions. The Company’s tax obligation on its earnings is reduced by net operating losses incurred in prior years.
     As of December 31, 2008, the Company determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a three-year period in those jurisdictions and management’s assessment as of December 31, 2008 of the Company’s expected future results of operations. As a result, during the fourth quarter of 2008, the Company reversed a total of $0.6 million of deferred tax asset valuation allowance. As of September 30, 2009, there was no change in the valuation allowance analysis compared with that provided for as of December 31, 2008. The Company continues to believe that valuation allowances that have been recorded against certain deferred tax assets, including net operating losses, are required based on the Company’s belief that the deferred tax assets are not more likely than not to be realized.
     The primary differences between book and tax income for 2009 are the amortization of capitalized research and development expenses for tax purposes offset by increases in taxable income relating to deferred revenue and stock based compensation deductions.
     During the third quarter of 2009, the Company reduced its gross allowance for uncertain tax positions by $1.7 million, including accrued interest and penalties, as a result of a lapse of the applicable statute of limitations.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(12) Litigation
     As previously disclosed, in December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been coordinated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation under which insurance will pay the full amount of the settlement share allocated to Primus, and Primus bears no financial liability. In October 2009, the Court issued an order granting final approval of the settlement. Certain objectors have requested permission to appeal. While the Company cannot predict the outcome of the litigation, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.
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

ART TECHNOLOGY GROUP, INC.
     Impact of weakening economy. The global recession that currently is affecting all sectors of the U.S. and most foreign economies creates substantial uncertainty for our business. Weakening economic conditions have led to delays or reductions in capital spending, including purchases of information technology across industries and markets, and some customers in markets that we serve, such as luxury retailers, have been particularly affected. We cannot accurately predict the duration or severity of the current adverse economic conditions or their impact on our customers’ demand for our products and services. As a result, it is difficult for us to reliably forecast our longer-term revenues or results of operations, and we announced in the first quarter of 2009 that until macro-economic conditions have stabilized, we will no longer provide annual guidance. Instead, we will only issue forward-looking information about our expected operating results on a quarter-by-quarter basis. Also, in light of these uncertainties, we are monitoring our operating expenses closely and have implemented expense control measures, including constraints on new hiring and discretionary spending.
     Trend in on-line sales. The growth of e-commerce as an important sales channel is the principal driver for demand for our products and services. We believe that in the current environment, the on-line channel is growing in importance for many of our customers, as e-commerce may offer more opportunities for revenue growth as well as significant cost savings and operational benefits such as improved inventory control and purchasing processes.
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
     International expansion. Revenues derived from foreign sales as a percentage of our total revenues was 29% and 30% for the three and nine months ended September 30, 2009, respectively, compared to 28% and 29% for the three and nine months ended September 30, 2008, respectively. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.

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
     For a description of the critical accounting policies that we consider to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment, see our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, under the same heading. Beginning with the first quarter of 2009, we determined that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees due under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, ATG recognized approximately $0.9 million and $5.2 million of revenue during the three and nine months ended September 30, 2009 that previously would have been deferred until the payment became due. As of the date of this report there has been no other material change in any of the critical accounting policies and estimates described in those reports.

ART TECHNOLOGY GROUP, INC.
Revenue Recognition
     We generate revenue through the sale of perpetual software licenses, recurring services, which are comprised of support and maintenance services, application hosting services and e-commerce optimization services, and professional and education services. Please refer to the notes to the unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for a more comprehensive discussion of our revenue recognition policy.
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

ART TECHNOLOGY GROUP, INC.
     Recording revenue from arrangements that include application hosting services requires us to estimate the expected life of the customer arrangement. Pursuant to the application of relevant GAAP literature, ASC 605-25, Multiple Element Arrangements, formerly known as EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, our arrangements with application hosting services are accounted for as one unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the estimated life of the customer arrangement. Based on our historical experience with our customers, we estimate the life of the typical customer arrangement to be approximately four years.
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

ART TECHNOLOGY GROUP, INC.
Results of Operations
     The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Product licenses	25%	26%	29%	27%
Recurring services	57	58	55	57
Professional and education services	18	16	16	16

Total revenue	100	100	100	100
Cost of Revenue:
Product licenses	1	1	1	1
Recurring services	22	21	21	21
Professional and education services	14	16	13	17

Total cost of revenue	37	38	35	39

Gross profit	63	62	65	61
Operating Expenses:
Research and development	17	19	17	18
Sales and marketing	29	30	29	31
General and administrative	11	12	11	12

Total operating expenses	57	61	57	61

Income (loss) from operations	6	1	8	0
Interest and other income (expense), net	(1)	1	0	0

Income (loss) before provision for income taxes	5	2	8	0
Provision (benefit) for income taxes	(4)	(0)	(1)	0

Net income (loss)	9%	2%	9%	0%

     The following table sets forth, for the periods indicated, our cost of our revenue as a percentage of the related revenue and the related gross margins:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of product license revenue	4%	5%	3%	4%
Gross margin on product license revenue	96%	95%	97%	96%

Cost of recurring services revenue	38%	37%	37%	38%
Gross margin on recurring services revenue	62%	63%	63%	62%

Cost of professional and education services	79%	97%	83%	101%
Gross margin on professional and education services	21%	3%	17%	(1)%
Product license bookings
     We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as the sale of perpetual software licenses regardless of the timing of revenue recognition under GAAP. Under our revenue recognition policy, license arrangements entered into with customers with payment terms of greater than twelve months are included in product license bookings and are reflected as such in the table below, but are neither recognized as revenue nor recorded as accounts receivables or deferred revenue. We believe that this measure provides us with an indication of the amount of new software license business that we added in the period.

ART TECHNOLOGY GROUP, INC.
     The following table summarizes and reconciles to our product licenses revenue, as reported under US GAAP, our product license bookings for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)
Product license bookings	$10,436	$9,485	$39,396	$36,626

Product license bookings not recognized	(4,321)	(4,078)	(16,299)	(19,441)
Product license deferred revenue recognized	4,775	5,357	14,299	15,136

Product license revenue	$10,890	$10,764	$37,396	$32,321

     Product license bookings increased $0.9 million, or 9%, to $10.4 million in the three months ended September 30, 2009 from $9.5 million in the three months ended September 30, 2008. Product license bookings increased $2.8 million, or 8%, in the nine months ended September 30, 2009 from $36.6 million in the nine months ended September 30, 2008. The increase reflects growth in the demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license bookings deferred was 41% and 43% of our total product license bookings for the three months ended September 30, 2009 and 2008, respectively, and 41% and 53% of our total product license bookings for the nine months ended September 30, 2009 and 2008, respectively. The deferral of bookings is due to the inclusion of e-commerce optimization services or application hosting for which we do not have VSOE of fair value, or other elements in our contracts that preclude recognition of revenue at the time of booking, including extended payment terms. Deferred revenue will be recognized in future periods when delivery of the service commences or as contractual requirements are met.
     Product license deferred revenue recognized was $4.8 million and $5.4 million in the three months ended September 30, 2009 and 2008, respectively. In 2009 we recognized $3.8 million from product license deferred revenue on a ratable basis and the remaining $1.0 million was recognized related to the resolution of contractual conditions. In 2008 we recognized $2.4 million from product license deferred revenue on a ratable basis and the remaining $3.0 million was recognized related to the resolution of contractual conditions. Product license deferred revenue recognized was $14.3 million and $15.1 million in the nine months ended September 30, 2009 and 2008, respectively. In 2009 we recognized $11.2 million from product license deferred revenue on a ratable basis and the remaining $3.1 million was recognized related to the resolution of contractual conditions. In 2008 we recognized $5.2 million from product license deferred revenue on a ratable basis and the remaining $9.9 million was recognized related to the resolution of contractual conditions.
     We expect fourth quarter 2009 product license bookings to be in the range of $16 million to $18 million.
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)
Total revenue	$43,381	$40,794	$129,719	$119,244
     Total revenue increased $2.6 million, or 6%, to $43.4 million for the three months ended September 30, 2009 from $40.8 million for the three months ended September 30, 2008. Total revenue increased $10.5 million, or 9%, to $129.7 million for the nine months ended September 30, 2009 from $119.2 million for the nine months ended September 30, 2008. The revenue growth in the three months ended September 30, 2009 includes an increase of $0.1 million, or 1%, in product license revenue, a $1.5 million, or 6%, increase in recurring services revenue and a $1.0 million, or 15%, increase in professional and education services. The revenue growth in the nine months ended September 30, 2009 includes an increase of $5.1 million, or 16%, in product license revenue, a $4.7 million, or 7%, increase in recurring services revenue, and an increase of $0.7 million, or 4%, in professional and education services.
     Revenue generated from foreign sources increased to $12.7 million, or 29% of total revenues, and $39.0 million, or 30% of total revenue, for the three and nine months ended September 30, 2009, from $10.9 million, or 28% of total revenues, and $34.2 million, or 29% of total revenues for the three and nine months ended September 30, 2008. Revenue generated from foreign sources increased but remained stable as a percent of total revenue due to growth in the domestic market.
     No one customer accounted for 10% or more of total revenue in the three or nine months ended September 30, 2009 and 2008.
     We expect fourth quarter 2009 revenues to be in the range of $45 million to $48 million.

ART TECHNOLOGY GROUP, INC.
Product License Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Product license revenue	$10,890	$10,764	$37,396	$32,321
As a percent of total revenue	25%	26%	29%	27%
     Product license revenue increased $0.1 million to $10.9 million for the three months ended September 30, 2009 from $10.8 million for the three months ended September 30, 2008. The increase for the three month period ended September 30, 2009 resulted from growth in demand for our e-commerce solutions and the success of our sales and marketing initiatives as measured by our product license bookings. Product license revenue increased 16% to $37.4 million for the nine months ended September 30, 2009 from $32.3 million for the nine months ended September 30, 2008. The increase in the nine month period ended September 30, 2009 resulted from growth in demand for our e-commerce solutions and the success of our sales and marketing initiatives as measured by out product license bookings, and a net decrease in the amount of product license deferred revenue.
     Product license revenue generated from foreign sources was $4.4 million and $14.9 million for the three and nine months ended September 30, 2009 compared to $3.0 million and $10.9 million for the three and nine months ended September 30, 2008.
     We expect product license revenues to be in the range of $13 million to $15 million in the fourth quarter of 2009.

ART TECHNOLOGY GROUP, INC.
Recurring services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Support and maintenance	$12,403	$11,504	$35,883	$34,107
e-Commerce optimization services and managed application hosting services	12,501	11,942	36,152	33,228

Total recurring services revenue	$24,904	$23,446	$72,035	$67,335

As a percent of total revenue	57%	58%	55%	57%

     Our recurring services revenue increased 6% to $24.9 million for the three months ended September 30, 2009 from $23.4 million for the three months ended September 30, 2008, and increased 7% to $72.0 million for the nine months ended September 30, 2009 from $67.3 million for the nine months ended September 30, 2008.
     Support and maintenance revenue increased 8% to $12.4 million for the three months ended September 30, 2009 from $11.5 million for the three months ended September 30, 2008. Support and maintenance revenue increased 5% to $35.9 million for the nine months ended September 30, 2009 from $34.1 million for the nine months ended September 30, 2008. The increase in support and maintenance revenue is driven by growth in license bookings.
     e-Commerce optimization services and managed application hosting services revenue increased 5% to $12.5 million for the three months ended September 30, 2009 from $11.9 million in 2008. e-Commerce optimization services and managed application hosting services revenue increased 9% to $36.2 million for the nine months ended September 30, 2009 from $33.2 million in 2008. This is driven by growth in the average contract size of customers purchasing optimization services and increased utilization by our existing customer base.
     We expect recurring services revenues to be in the range of $25 million to $26 million in the fourth quarter of 2009.
Professional and education services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Professional and education services revenue	$7,587	$6,584	$20,288	$19,588
As a percent of total revenue	18%	16%	16%	16%
     Professional and education services revenue increased 15% to $7.6 million for the three months ended September 30, 2009 from $6.6 million for the three months ended September 30, 2008. Professional and education services revenue increased 4% to $20.3 million for the nine months ended September 30, 2009 from $19.6 million for the nine months ended September 30, 2008. Professional services revenue grew in the third quarter of 2009 due to productive results from the strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources and focused efforts at organic growth. Partners engaged in professional services on ATG products often involve ATG professionals as part of their service teams which creates professional services revenue for ATG.
     Included in professional and education services revenue was $1.0 million and $2.9 million for the three and nine months ended September 30, 2009 and $0.5 million and $1.3 million and for the three and nine months ended September 30, 2008 of revenue related to government funded research business acquired with CleverSet.
     We expect professional and education services revenue to be in the range of $6 million to $7 million in fourth quarter of 2009.

ART TECHNOLOGY GROUP, INC.
Cost of product license revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Cost of product license revenue	$399	$539	$1,246	$1,445
As a percent of license revenue	4%	5%	3%	4%

Gross margin on product license revenue	$10,491	$10,225	$36,150	$30,876
As a percent of license revenue	96%	95%	97%	96%
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
Cost of recurring services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Cost of recurring services revenue	$9,393	$8,611	$27,012	$25,458
As a percent of recurring services revenue	38%	37%	37%	38%

Gross margin on recurring services revenue	$15,511	$14,835	$45,023	$41,877
As a percent of recurring services revenue	62%	63%	63%	62%
     Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with the eStara and CleverSet acquisitions and royalties.
     When we perform professional consulting and implementation services in connection with managed application hosting arrangements, we generally defer the direct costs incurred prior to delivery of the element related to the performance of these services. Deferred costs are amortized to cost of revenue ratably over the estimated life of the customer arrangement once the site-delivered date is reached, which generally we estimate to be four years.
     Cost of recurring services revenue increased 9% to $9.4 million in the three months ended September 30, 2009 from $8.6 million in 2008. Gross margin on recurring services revenue was 62%, or $15.5 million for 2009 compared to 63% or $14.8 million for 2008. Cost of recurring services revenue increased 6% to $27.0 million in the nine months ended September 30, 2009 from $25.5 million in 2008. Gross margin on recurring services revenue was 63%, or $45.0 million for 2009 compared to 62% or $41.9 million for 2008.
     The increase in cost of recurring services and the resulting decrease in gross margin percentage on recurring services for the three months ended September 30, 2009 was primarily due to a $0.3 million increase in telecommunications costs, a $0.2 million increase in the recognition of deferred costs due to projects reaching site-available stage and a $0.2 million increase in hosting costs. For the nine months ended September 30, 2009 the cost of recurring services increased due to a $1.0 million increase in hosting costs and a $0.7 million increase in depreciation, partially offset by lower labor related costs and deferral of pre site-available project relate costs.
     During the three and nine months ended September 30, 2009, we capitalized $0.2 million and $0.5 million, respectively, in certain internal use software development costs related to our hosting services.

ART TECHNOLOGY GROUP, INC.
Cost of professional and education services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Cost of professional services revenue	$6,029	$6,393	$16,836	$19,802
As a percent of professional services revenue	79%	97%	83%	101%

Gross margin on professional services revenue	$1,558	$191	$3,452	$(214)
As a percent of professional services revenue	21%	3%	17%	(1)%
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased 6% to $6.0 million for the three months ended September 30, 2009 from $6.4 million for the three months ended September 30, 2008. Cost of professional and education services revenue decreased 15% to $16.8 million for the nine months ended September 30, 2009 from $19.8 million for the nine months ended September 30, 2008.
     The decrease in cost of professional and education services for the three months ended September 30, 2009 was driven by a $0.7 million decrease in labor related costs, a decrease in the recognition of costs previously deferred and the lowering of other costs such as travel and recruitment through cost containment measures. The decreases in costs were attributable to a reduction in the use of contract labor in the delivery of our professional services and less travel, resulting from the successful execution of our strategy to develop our partner networks. These decreases in costs were partially offset by an increase of $0.5 million in expenses related to government contracts.
     The decrease in cost of professional and education services for the nine months ended September 30, 2009 was driven by a $4.3 million decrease in labor related costs and decreases in other costs such as travel and recruitment due to cost containment measures. These decreases were attributable to a reduction in the use of contract labor in the delivery of our professional services and less travel, resulting from the successful execution of our strategy to develop our partner networks. The decreases in expenses were partially offset by $0.5 million increase in the nine months ended September 30, 2009 in the recognition of costs previously deferred compared with the nine months ended September 30, 2008 period and the increase of $1.6 million in expenses related to government funded research business acquired with CleverSet.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Research and development expenses	$7,599	$7,660	$22,732	$22,054
As a percent of total revenue	17%	19%	17%	18%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development.
     Research and development expenses decreased 1% to $7.6 million in the three months ended September 30, 2009 from $7.7 million in the three months ended September 30, 2008 but decreased to 17% percent of revenue due to revenue growth in 2009. Research and development expenses increased 3% to $22.7 million in the nine months ended September 30, 2009 from $22.1 million in the nine months ended September 30, 2008 but decreased to 17% percent of revenue due to revenue growth in 2009.
     The decrease in research and development spending for the three months ended September 30, 2009 compared to the same period in 2008 was driven by a decrease of $0.3 million in labor related costs driven by lower utilization of contract labor, and a $0.1 million decrease in royalty costs. These decreases in costs were partially offset by a $0.2 million increase in the recognition of costs previously deferred. The increase in research and development spending for the nine months ended September 30, 2009 compared to the same period in 2008 was driven by an increase of $1.4 million in labor related costs and $0.1 million in stock-based compensation expense partially offset by a decline of $0.3 million in travel costs, a decline of $0.2 million in amortization and the deferral of $0.1 million in certain development costs. The increased costs were incurred in product development efforts creating new versions of our products which extend and enhance competitive product features.

ART TECHNOLOGY GROUP, INC.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Sales and marketing expenses	$12,503	$12,282	$37,332	$36,975
As a percent of total revenue	29%	30%	29%	31%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. We recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.
     Sales and marketing expenses increased 2% to $12.5 million for the three months ended September 30, 2009 from $12.3 million for the three months ended September 30, 2008, and declined as a percentage of total revenue to 29% due to revenue growth in 2009. Sales and marketing expenses increased 1% to $37.3 million for the nine months ended September 30, 2009 from $37.0 million for the nine months ended September 30, 2008, and declined as a percentage of total revenue to 29% due to revenue growth in 2009. The increase in spending in the three months ended September 30, 2009 compared to the same period in 2008 was due to an increase of $0.4 million in marketing communications, an increase of $0.2 million in labor related costs and an increase of $0.1 million in stock-based compensation expense, partially offset by a decrease in other costs such as travel, recruitment, and outside services costs, driven by cost containment initiatives. The increase in spending in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to an increase of $0.9 million in labor related cost, an increase of $0.2 million in outside fees and an increase of $0.1 million in stock-based compensation, partially offset by a decline of $0.9 million in travel costs driven by cost containment initiatives.

ART TECHNOLOGY GROUP, INC.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
General and administrative expenses	$4,831	$4,890	$13,990	$14,082
As a percent of total revenue	11%	12%	11%	12%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses decreased 2% to $4.8 million in the three months ended September 30, 2009 from $4.9 million in the three months ended September 30, 2008, and decreased as a percentage of total revenue to 11% primarily due to revenue growth in 2009. In the nine months ended September 30, 2009 general and administrative expenses declined 1% to $14.0 million in the nine months ended September 30, 2009 from $14.1 million in the nine months ended September 30, 2008, and decreased as a percent of revenue to 11% primarily due to revenue growth in 2009. The decrease in expenses in the three months ended September 30, 2009 compared to the same period of 2008 was driven by decreases in external fees and excise taxes while labor and related costs remain comparable. Partially offsetting the decreases was an increase in bad debt expense of $0.2 million. The decrease in the nine months ended September 30, 2009 compared to the same period of 2008 was driven by a decline in external fees and labor and related costs, partially offset by increases in both stock-based compensation and telecommunications expense.
     We expect total operating expenses to be in the range of $26 million to $27 million in the fourth quarter of 2009.
Stock-Based Compensation Expense
     We use the straight-line attribution method to recognize stock-based compensation expense for non-performance-based grants and the accelerated method for performance-based executive grants. Stock-based compensation cost is calculated on the date of grant based on the fair value of stock options as determined by the Black-Scholes valuation model, or the fair value of our common stock for issuances of restricted stock and restricted stock units. Stock-based compensation expense for the three months ended September 30, 2009 and 2008 was $2.5 million and $2.0 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was $6.8 million and $5.8 million, respectively. Stock-based compensation expense for all periods is reflected in our costs and expenses above based on the function of the relevant personnel.
     As of September 30, 2009, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $18.5 million, which will be recognized over a weighted average period of approximately 2 years.

ART TECHNOLOGY GROUP, INC.
Interest and Other Income (Expense), Net
     Interest and other income (expense) net decreased to $(0.3) million for the three months ended September 30, 2009 from $0.2 million for the three months ended September 30, 2008. Interest and other income (expense) net decreased to $0.2 million for the nine months ended September 30, 2009 from $1.1 million for the nine months ended September 30, 2008. The decrease in the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to foreign currency exchange losses in 2009. In addition, in the three months ended September 30, 2009 compared to the same period in 2008, we experienced a decrease in interest income resulting from lower prevailing interest rates despite our higher ending cash and investment balances.
     The decrease in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a $0.6 million decrease in interest income resulting from lower prevailing interest rates despite our higher ending cash and investment balances. Cash, cash equivalents and marketable securities, including restricted cash, increased $12.6 million in 2009 to $74.0 million at September 30, 2009 from $61.4 million at December 31, 2008. The remaining decrease in income was primarily due to foreign currency movement.

ART TECHNOLOGY GROUP, INC.
Provision for Income Taxes
     For the three and nine months ended September 30, 2009, we recorded income tax benefits of $1.7 million and $0.8 million, respectively. This relates to tax benefits recorded as a result of decreases in our uncertain tax positions offset by U.S. federal alternative minimum tax, state and foreign income taxes. For the three and nine months ended September 30, 2008, we recorded income tax (benefit) and provision of ($0.1) million and $0.2 million, respectively, which related to refundable U.S. research and development tax credits offset by foreign taxes on earnings in certain of our foreign subsidiaries as well as interest and penalties related to uncertain tax positions. Our tax obligation on our earnings is reduced by net operating losses incurred in prior years.
     As of December 31, 2008, we determined that the deferred tax assets in certain foreign jurisdictions would more likely than not be realized. This assessment was based upon our cumulative history of earnings before taxes for financial reporting purposes over a three-year period in those jurisdictions and management’s assessment as of December 31, 2008 of our expected future results of operations. As a result, during the fourth quarter of 2008, we reversed a total of $0.6 million of deferred tax asset valuation allowance. As of September 30, 2009, there was no change in the valuation allowance analysis compared with that provided for as of December 31, 2008. We continue to believe that valuation allowances that have been recorded against certain deferred tax assets, including net operating losses, are required based on our belief that the deferred tax assets are not ‘more likely than not’ to be realized.
     The primary differences between book and tax income for 2009 are the amortization of capitalized research and development expenses for tax purposes offset by increases in taxable income relating to deferred revenue and stock based compensation deductions.
     During the third quarter of 2009, the Company reduced its gross allowance for uncertain tax positions by $1.7 million, including accrued interest and penalties, as a result of a lapse of the applicable statute of limitations.
Liquidity and Capital Resources
     Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Our primary sources of liquidity at September 30, 2009 were our cash, cash equivalents, and short and long-term marketable securities of $78.0 million, and cash generated from operations.
     Cash provided by operating activities was $23.0 million for the nine months ended September 30, 2009, an increase of approximately $0.5 million from the comparable prior year period.
•	Our net income of $11.6 million included non-cash expenses for depreciation and amortization of $6.8 million, stock-based compensation expense of $6.8 million and a tax benefit of $(1.9) million.

•	Cash inflows from accounts receivable were $3.3 million in 2009 compared to $4.8 in 2008. The decrease in cash inflows from 2008 to 2009 is driven by timing of sales transactions. The days sales outstanding was 66 days at September 30, 2009 compared to 70 days at December 31, 2008.

•	Cash outflows due to accrued expenses and accounts payable were $0.7 million in 2009, an increase in outflows of $0.9 million compared to 2008, due to timing of payments.

•	Deferred revenue decreased during the period resulting in a $4.1 million cash outflow. We invoice customers as licenses and services are delivered and collect these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at September 30, 2009 were subject to our collection process and, to the extent collected, are in our cash flow from operations.
     Net cash used in investing activities for the nine months ended September 30, 2009 was $18.2 million, which consisted of $13.6 million in net purchases of marketable securities and $4.6 million of capital expenditures, primarily computer equipment and software for our managed application hosting services business.
     Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2009 which consisted of $4.3 million of repurchases of common stock and $0.8 million of payment of tax withholdings associated with vesting of restricted stock units granted to employees. These financing cash outflows were partially offset by $2.2 million of proceeds from the exercises of stock option and the employee stock purchase plan.

ART TECHNOLOGY GROUP, INC.
     On October 27, 2009 our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This new authorization is in addition to the remaining $3.9 million under our existing $20 million repurchase program authorized in April of 2007. During the nine months ended September 30, 2009, we repurchased 1.1 million shares of our common stock at a cost of $4.3 million. Under the program to date, we have repurchased 6,690,095 shares of our common stock at a cost of $16.1 million.
     We believe that our balance of $78.0.million in cash, cash equivalents and short and long-term marketable securities, including $0.4 million of restricted cash at September 30, 2009, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
Accounts Receivable and Days Sales Outstanding
     Information about our accounts receivable balance and days sales outstanding and modified days sales outstanding for the quarter ended September 30, 2009 and December 31, 2008 is as follows:

	As of and for the
	Quarter Ended
	September 30,	December 31,
	2009	2008
	(dollars in thousands)
DSO	66	70
Revenue	$43,381	$45,397
Accounts receivable, net	$31,850	$35,109
Modified days sales outstanding (1)	74	67
Percentage of total net accounts receivable less than 60 days past due	91%	92%

(1)	Modified days sales outstanding are computed by adjusting total revenue for the change in deferred revenue, that result is then divided by the days in the period, 90 days each quarter, to calculate revenue per day; the accounts receivable balance is then divided by revenue per day.
     We evaluate our performance on collections on a quarterly basis. As of September 30, 2009, our days sales outstanding increased from December 31, 2008 due to timing of sales transactions compared to the prior period and granting of extended payment terms.
     Our standard payment terms are normally within 90 days. In certain circumstances we may provide to customers with superior credit extended payment terms of up to 12 months. We have concluded that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer that the fees due under such arrangements may be considered to be both fixed and determinable and probable of collection, such that they may be recognized as revenue assuming other criteria for recognition are met. We monitor our ability to collect amounts due under the stated contractual terms of such arrangements and to date have not experienced any material concessions from this class of customer. Accounts receivable due under arrangements involving payment terms of greater than 90 days and less than 12 months were approximately $4.0 million and $0 at September 30, 2009 and December 31, 2008, respectively.

ART TECHNOLOGY GROUP, INC.
Restricted Cash
     At September 30, 2009, we have collateralized $0.4 million in an outstanding letter of credit with a certificate of deposit. The collateral for the letter of credit is reflected on our balance sheet as restricted cash within long-term marketable securities dependent on the underlying term of the lease. The letter of credit was issued in favor of a landlord to secure obligations under our facility leases expiring in December 2011.
Recent Accounting Pronouncements
     In September 2009, the FASB issued ASC 605-25 Multiple Element Arrangements (“605-25”), formerly known as Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”. ASC 605-25 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASC 605-25 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.
     In June 2009, the FASB issued ASC 105-10 Generally Accepted Accounting Principles (“105-10”), SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105.10.5. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105-10 did not have a material impact on the Company’s financial condition or results of operations.
     In May 2009, the FASB issued ASC 855-10 Subsequent Events (“855-10”), formerly known as SFAS No. 165, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 had no impact on the Company’s financial condition or results of operations.
     In December 2007, the FASB issued ASC 805-10 Business Combinations (“805-10”), formerly known as Statement No. 141(R), Business Combinations, a replacement of FASB Statement No. 141. ASC 805-10 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805-10 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805-10 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420-10 Exit or Disposal Cost Obligations, formerly known as FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805-10 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The adoption of ASC 805-10 on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at September 30, 2009 and December 31, 2008 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since September 30, 2009.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at September 30, 2009 and December 31, 2008, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 30, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

ART TECHNOLOGY GROUP, INC.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ATG’s disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b)	Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ART TECHNOLOGY GROUP, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been coordinated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation under which insurance will pay the full amount of the settlement share allocated to Primus, and Primus bears no financial liability. In October 2009, the Court issued an order granting final approval of the settlement. Certain objectors have requested permission to appeal. While we cannot predict the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.
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

ART TECHNOLOGY GROUP, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 27, 2009 our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This new authorization is in addition to the remaining $3.9 million under our existing $20 million repurchase program authorized in April of 2007. During the nine months ended September 30, 2009, we repurchased 1.1 million shares of our common stock at a cost of $4.3 million. Under the program to date, we have repurchased 6,690,095 shares of our common stock at a cost of $16.1 million.
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
     The table below presents information regarding our repurchases of our common stock during the three months ended September 30, 2009.

				(d)
			(c)	Approximate dollar
			Total number of	value of shares that may
	(a)	(b)	shares purchased	yet be purchased under
	Total number of	Average price	as part of publicly	the plans or programs
Period	shares purchased	paid per share	announced plan	(In thousands)
July 2009	—	—	—
August 2009	400,464	$ 3.95	400,464
September 2009	684,130	3.92	684,130

	1,084,594	$ 3.93	1,084,594	$ 28,925,152

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Agreement and Plan of Merger dated January 19, 2008 by and among Art Technology Group, Inc., Einstein Acquisition Corp., eShopperTools.com, Inc., Scott Anderson, as stockholder representative, and the principal stockholders identified on Schedule I thereto (without exhibits)(incorporated by reference by Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2008).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ++	The following materials from Art Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language):
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

Date: November 6, 2009