Form 10-K
period 2009-12-31
ART TECHNOLOGY GROUP INC
filed 2010-02-01
CIK 1086195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $478,760,765.

As of January 27, 2010, the number of shares of the registrant’s common stock outstanding was 127,458,139.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

Our Business

We develop and market a comprehensive suite of e-commerce software products that businesses can employ to increase their online revenues and profitability. Companies can use our products and related services to power their e-commerce websites, attract prospects, convert sales, increase order sizes and encourage return customers. Our solutions are designed to enable a business to provide a scalable, reliable and sophisticated e-commerce website that can create a satisfied, loyal and profitable online customer base.

We seek to differentiate our product suite by offering solutions that enable businesses to provide richer, more personalized and more compelling online shopping experiences. We provide merchandisers and marketers more control over the online channel, and enable customer service agents to provide consumers more consistent, personalized and relevant assistance. Our solutions deliver better consistency and relevancy by capturing and maintaining information about consumers’ personal preferences, online activity and transaction history and then using this information to deliver more personalized and contextualized content.

ATG Commerce is a comprehensive, scalable e-commerce platform and set of e-commerce applications that we deliver through perpetual software licenses, software as a service, or SaaS, or on a managed services basis. Our optimization services interoperate with any e-commerce platform and include Click-to-Call, Click-to-Chat, Call Tracking and ATG Recommendations services. We deliver these optimization services on a SaaS basis.

We market our products and services principally to Global 2000 companies and other businesses in the retail, telecommunications, media and entertainment, distribution, and consumer goods manufacturing industries. As of January 31, 2010, we had approximately 1,200 clients, including AT&T, Best Buy, Conde Nast, CVS, DirecTV, Intuit, JC Penney, Lego, Sprint, Tesco, Vodafone and Williams-Sonoma.

We sell our products primarily through our direct sales organization. A significant portion of our product revenue is generated from co-selling with, or is otherwise influenced by, our ATG partners, which consist of selected solution and technology providers around the world. ATG Partners include global systems integrators such as Accenture, Acquity Group, Capgemini, CGI, Deloitte Consulting, Infosys and Sapient, as well as regional systems integrators and interactive agencies such as Aaxis Group, Empathy Lab, LBi Group, Professional Access, Razorfish and Resource Interactive.

Industry Trends

The e-commerce market continues to develop rapidly as businesses seek better solutions to improve and enhance the online customer experience. Many companies struggle to manage their e-commerce presence and risk losing existing and prospective customers due to poor performance and limited functionality of their websites. Several trends are driving the growing use and complexity of e-commerce:

•	Increasing number of transactions. The increased availability of broadband technologies and the maturation of web security solutions have resulted in more businesses and consumers using the web to conduct commerce and interact with each other.

•	Changing online environment. The widespread availability of broadband technologies has facilitated the emergence of increasingly sophisticated web technologies such as rich media, advanced user interfaces and collaboration capabilities. As information has become more readily accessible online, consumers have begun to participate in more web sessions and spend more time browsing.

•	Changing consumer trends. As consumers become increasingly familiar with the Internet and the quality of web applications continues to improve, consumers increasingly expect a rich, responsive and personalized e-commerce experience. In order for businesses to remain competitive, they must be able to dynamically update and personalize their product offerings to address emerging consumer trends and rising consumer expectations.

•	Proliferation of channels. With the growth in broadband availability and Internet-enabled access devices, consumers can access information and conduct e-commerce through an increasing number of channels. Consumers expect a consistent, high-quality and relevant experience across all of a company’s channels, including websites, call centers, kiosks, social networks, and mobile devices.

•	Integration of systems and business processes. Businesses’ web presence has evolved from static standalone websites to dynamic, interactive hubs for customer marketing, transactions communications and services. Businesses require a robust, scalable e-commerce solution that can integrate with other enterprise solutions such as enterprise resource planning, customer relationship management, call center, supply chain management, and business intelligence.

Many businesses today continue to rely upon e-commerce systems that have been developed internally and are unable to address and manage the requirements of the increasingly complex e-commerce market. Businesses need a scalable and multi-channel e-commerce platform to optimize the online customer experience and to drive growth in revenue and customer satisfaction.

Our Solution and Strategy

We focus exclusively on providing e-commerce solutions and are constantly adapting our products to meet changing e-commerce needs. Our comprehensive suite of e-commerce software products can be integrated with a wide variety of other enterprise systems while providing robust, flexible, and scalable multi-channel capabilities, including call center user interface, through our optimization services. Our solutions provide customer analytics, targeting and segmentation functionality that can be personalized to help businesses attract new prospects, convert website visitors into buyers, increase order sizes, and retain website visitors as loyal, profitable, and long-term customers. We offer ATG Commerce customers the ability to choose between perpetual on-premise software licenses, managed service delivery models, and SaaS-based solutions. Our optimization services are delivered exclusively on a SaaS basis.

Our objective is to be the industry leader in helping companies do more business on the Internet. We intend to achieve this objective by continued execution of the following key components of our strategy:

•	Continue to provide market-leading functionality. ATG Commerce is a market-leading e-commerce solution capable of supporting more than 100,000 orders received by a business per day. Our products provide merchandisers and marketers with the power and analytics to define offers and cross-selling opportunities, to follow up on abandoned shopping carts, to perform multivariate split tests, and to create multi-channel, multi-stage web and e-mail campaigns that match a company’s selling strategy with information about a visitor’s browsing behavior, purchase and interaction history, preferences, and profile. We intend to continue to invest in research and development to further enhance the functionality and quality of our solutions and to meet the changing requirements of the e-commerce market.

•	Expand and deepen client relationships by:

•	Continuing to target additional markets and segments for ATG Commerce. We continue to attract new clients for ATG Commerce not only in our traditional retail market but also in the telecommunications, media and entertainment, distribution, and consumer goods manufacturing industries. We will seek to further penetrate those markets including selling to many companies in those markets that continue to rely upon internally developed systems and therefore increasingly will be unable to address the rapidly developing demands of the e-commerce market.

•	Offering ATG Optimization Services independent of e-commerce platform. Our optimization services can be delivered to a company that runs a website using any e-commerce platform or that operates a custom-built website, regardless of the company’s industry. We will seek to broaden our client base by offering these services to companies that have not licensed ATG Commerce. We also will seek to deepen our existing relationships by cross-selling these services to existing ATG Commerce clients.

•	Offering ATG Commerce OnDemand to enterprises and selected mid-market companies. We believe Global 2000 companies and other enterprises increasingly may seek to take advantage of a managed services delivery model for their e-commerce applications. We intend to market ATG Commerce OnDemand, our hosted solution, to enterprises and selected mid-market companies that do not wish to expend resources on running e-commerce applications in-house.

•	Leverage and expand our distribution and service capabilities. We have established and actively support a global organization of ATG partners consisting of systems integrators, interactive agencies, and other solutions and technology providers. ATG partners co-sell or otherwise influence sales that generate a significant portion of our product revenue. We will continue to seek opportunities to further expand our base of ATG partners, both in North America and internationally, in order to further extend our sales capabilities, implementation capacity, and overall reach of our e-commerce solution.

•	Pursue strategic acquisitions. We will seek to identify and pursue acquisitions of businesses, technologies, and products that will expand the functionality of our existing products, provide access to new clients or markets, or otherwise complement our existing products and services.

Our Products and Services

ATG Commerce

ATG Commerce is a comprehensive, scalable e-commerce platform and application suite designed to enable our clients to attract visitors, convert them to buyers, deliver customer service, and analyze the results. The flexible, component-based architecture of ATG Commerce enables our clients to personalize the online buying experience for their customers so that customers can more easily find desired products, comparison shop, register for gifts, pre-order products, redeem coupons, and execute other useful features. ATG Commerce’s functionality includes catalogs, product management, shopping carts, checkout, pricing management, merchandising, promotions, inventory management, and business-to-business order management.

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

ATG Adaptive Scenario Engine is the platform component of ATG Commerce. It provides the enabling technology and core functionality to allow our clients to develop and manage robust, adaptable, scalable, and personalized e-commerce applications across channels and through the complete customer lifecycle. The ATG platform is designed to allow our clients to easily integrate these applications across their marketing and merchandising, e-commerce, and customer care organizations.

The applications that comprise ATG Commerce are as follows:

•	ATG Merchandising enables our clients’ merchandising professionals to directly manage their online storefronts, including catalogs, products, search facets, promotions, pricing, coupons, and special offers, to help quickly connect shoppers with the items most likely to interest them.

•	ATG Commerce Search is a dynamic, integrated search solution that incorporates natural language technology into our clients’ online storefronts. ATG Commerce Search is designed to enable shoppers to navigate our clients’ e-commerce sites quickly and efficiently to find merchandise they want and discover new items, as well as make purchases directly from the search results page.

•	ATG Content Administration is a comprehensive web content management solution that supports personalized websites throughout the entire content process, including creation, version tracking, preview, editing, revision, approval, and site deployment.

•	ATG Outreach is an e-marketing solution that leverages customer information gained through web interactions, preferences, and behaviors to enable our clients to create relevant, personalized outbound marketing and service campaigns.

•	ATG Self-Service offers consumers access to personalized answers to questions and helps the customer answer his or her questions without telephoning for help. ATG Self-Service combines an answer repository with multi-lingual natural language search and navigation capabilities. The application also offers comprehensive business reporting that helps clients better understand their customers’ needs and preferences.

•	ATG Commerce Service Center provides complete e-commerce support for call center agents to create and manage orders in a unified browser based application for the web and call-center environments.

•	ATG Knowledge is a knowledge management solution that call center agents who provide customers with assisted service can use to find the answers to customer inquiries and resolve problems. ATG Knowledge enables our clients’ agents to fulfill a wide range of customer needs by unifying customer management, knowledge management, and incident management into a single solution.

•	ATG Campaign Optimizer assists marketing professionals in defining comparative tests of different offers, promotions, and product representations through a multivariate split testing solution. The product puts those tests into production, specifying the segments of website visitors to be tested, and finally writes reports on the test results. ATG Campaign Optimizer is designed to allow non-technical marketing professionals to create and execute comparative tests that can be used to increase the effectiveness of online marketing activities without the need for expert programming or infrastructure modifications.

•	ATG Customer Intelligence is an integrated set of data mart and reporting capabilities that monitor and analyze commerce and customer care performance. It is designed to combine key data from the ATG product suite, such as purchases, searches, escalations, and click-throughs, with behavioral data from web traffic analysis and demographic data, such as age, gender, and geography.

ATG Commerce OnDemand delivers the full range of ATG Commerce applications as a managed application hosting or as a SaaS service. By licensing ATG Commerce OnDemand, clients can choose to pay a monthly subscription fee rather than expending resources to run e-commerce applications in-house. We host ATG Commerce OnDemand inside a managed data center and provide all additional software, hardware, network, and full technical operational and support services. These services include the provisioning, management, and monitoring of the application infrastructure including bandwidth, network, security, servers, operating systems, enabling software, and ATG applications. We support ATG Commerce OnDemand clients on a 24/7 basis and provide problem resolution services, application change management services, and service level agreements related to application availability.

ATG Commerce OnDemand managed services delivery model can provide several advantages to clients. These include:

•	leveraging our experience to accelerate growth of the client’s online business and allowing the client to focus on its core competencies;

•	shifting the client’s technology risks to us;

•	shortening the time to market, as compared to development, deployment, and maintenance of an in-house application; and

•	avoiding upfront and ongoing expenditures required to purchase and maintain software and hardware.

ATG Optimization Services

ATG Optimization Services are offered on a SaaS basis and are hosted on our servers. These services are platform neutral, so a client can benefit from optimization services whether it elects to run its online environment on an ATG-powered e-commerce platform, a third-party e-commerce platform, or a custom built website.

Click-to-Call is designed to allow online prospects and customers to transition seamlessly within the context of their online session into immediate telephone or PC-based voice contact with businesses. Website visitors, e-mail recipients, or viewers of a banner ad simply click a “Click-to-Call” button and select PC-to-phone or phone-to-phone to connect in real-time with our clients’ sales or customer service agents.

Click-to-Chat allows online prospects and customers to initiate a text chat session online with our clients’ sales or customer service agents by simply clicking a “Click-to-Chat” button, which may be displayed on specific web pages or appear dynamically based on the customer’s on-line browsing behavior, initiating a real-time text chat interaction. Chat agents can see chatters’ live web context, co-browse the website, access customer information from CRM systems, and escalate chats to Click-to-Call when necessary.

Call Tracking is designed to allow our clients to accurately track every inbound telephone response to their print and online promotional campaigns.

ATG Recommendations is an automated personalized recommendation engine used to optimize e-commerce experiences by automatically presenting each website visitor with relevant product recommendations and information. This next-generation technology has been shown to increase the number of visitors, to increase purchase rates for visitors, and to increase the value of transactions from buyers who click on recommendations.

Services

We offer support and maintenance, professional, and education services to our clients.

Support and Maintenance.  For an annual support and maintenance fee, clients are entitled to receive software upgrades and updates, maintenance releases, online documentation including bug reports, and unlimited technical support.

Professional Services.  Our Professional Services include four primary service offerings:

•	OnDemand Offerings. By leveraging our experience with the pre-built OnDemand offerings, our Professional Services organization assists our clients with their implementations.

•	Full-lifecycle Solutions. The full-lifecycle approach includes working with our clients’ end users and technical staff to define project requirements, solution design, implementation, usability testing, staging and deployment.

•	Custom Solutions. Our Professional Services organization manages specific areas of our clients’ projects, such as designing a solution to meet a client’s requirements, implementing scenarios, or integrating our solutions with a third-party application.

•	Structured Enablement. Depending on a client’s project goals and the expertise of the client’s team, ATG will assign the appropriate personnel to work onsite as advisors to aid the client’s personnel in areas such as reviewing completed work or advising on a particular project area.

Education Services.  Our education programs train clients and partners on our applications. The curriculum can be delivered to developers, technical managers, business managers, and system administrators. We also offer an online learning program to supplement instructor-led training. We offer certification programs to developers.

Acquisition of InstantService.com, Inc.

On January 8, 2010, we acquired privately held InstantService.com, Inc., which we refer to as InstantService, for a purchase price of approximately $17.0 million. The results of InstantService will be included in our results from the date of the acquisition. The purchase of InstantService augments our optimization service offerings with additional click-to-chat functionality and adds an e-mail management solution. At the date of the acquisition, InstantService had more than 300 customers.

Our Markets and Clients

We market our products and services primarily to Global 2000 companies and other businesses that have large numbers of online users and utilize the Internet as an important business channel. We target companies across five key verticals — retail, telecommunications, media and entertainment, distribution, and consumer goods manufacturing industries. More recently, we have begun to target selected companies in the financial services, insurance, and travel and leisure industries, particularly with respect to our Optimization solutions.

As of January 31, 2010, we had approximately 1,200 clients, including American Eagle Outfitters, AT&T, Best Buy, Chico’s, Conde Nast, Continental Airlines, CVS, DirecTV, Finish Line, France Telecom, Games Workshop, HSBC, Intuit, JC Penney, Lego, LexisNexis, Lexmark, Littlewoods, Musician’s Friend, Neiman Marcus, Orange, Philips, Proctor & Gamble, Scotts, Sephora, Sprint, Talbots, Tesco, The Body Shop, Thomas Cook, T-Mobile, Tommy Hilfiger, Urban Outfitters, Vodafone and Williams-Sonoma.

Research and Development

Our research and development group is responsible for core technology, product architecture, product development, quality assurance, program management, documentation, sustaining engineering, and third-party software integration. This group also assists with pre-sale, customer support activities, and quality assurance tasks supporting the service and sales organizations. Our research and development organization consists of approximately 170 employees in the United States and United Kingdom. Certain of our employees are dedicated to our ATG Commerce product, while others are dedicated to our Optimization Services products. We also work extensively with off-shore partners for additional research and development support.

Sales and Marketing

We market and sell our products and services primarily through our direct sales force, which is partially compensated based on product and services sales made to our clients, directly or through business partners. We also sell products and services through channel partners, including system integrators and other technology partners. The majority of our revenue is from direct sales. Our sales organization includes indirect and channel sales representatives, system engineers, business development personnel, and account managers. Our direct sales team is organized in two teams to address each of our product lines: ATG Commerce sales and ATG Optimization Services sales.

To support our sales efforts and promote ATG, we conduct comprehensive marketing programs. These programs include industry and partner events, market research, public relations activities, seminars, webinars, advertisements, direct mailings, and the development of our website. Our marketing organization supports the sales process and helps identify potential sales and other opportunities. They prepare product research, product planning, manage press coverage, and other public relations.

Strategic Alliances

We have established strategic alliances with system integrators, technology partners and resellers to augment our direct sales activities. We provide our systems integrators, technology partners and resellers with sales and technical training in order to encourage them to create demand for our products and services and to extend our presence globally and regionally. In addition, we encourage our channel partners to enroll in our accreditation and certification programs. Our ATG Certified Professional Program is a training program for developers to learn more about our products and services. Since January 1, 2007, we have trained more than 2,000 technology professionals in our strategic partners’ organizations.

Proprietary Rights and Licensing

Our success and ability to compete depends on our ability to develop and protect the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our proprietary technology. At December 31, 2009, we had 18 issued United States patents, 17 pending United States patents, and numerous foreign issued and pending patents. In addition, we have several trademarks that are registered or pending registration in the United States or abroad. We seek to protect the source code for our software, documentation, and other written materials under trade secret and copyright laws. These legal protections afford only limited protection for our technology, however.

We license our software pursuant to signed master license agreements, as well as “click through” or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, and enhancements to existing products are more important than legal protections to establish and maintain a technology leadership position.

Employees

As of December 31, 2009, we had a total of 545 employees. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Competition

The market for online sales, marketing and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. We currently have the following primary sources of competition:

•	in-house development efforts by potential clients or partners;

•	e-commerce application vendors, such as IBM and Microsoft;

•	e-commerce business process outsourcers, such as Digital River and GSI Commerce;

•	providers of hosted managed service offerings, such as Accenture and EDS;

•	providers of hosted on-demand subscription services, such as Demandware, MarketLive and Venda;

•	vendors of marketing and customer-service application, including natural language, self-service and traditional customer relationship management application vendors; and

•	optimization service vendors, such as Avail Intelligence, Baynote and LivePerson.

Although a number of our current and potential competitors have greater financial, marketing and technical resources than we do, we believe that we are able to compete favorably with companies in our industry by providing products and services that are richer, offer a more flexible set of capabilities and features and are more reliable and scalable.

Corporate Background

We are a Delaware corporation originally formed in 1991. Our corporate headquarters are located at One Main Street, Cambridge, Massachusetts 02142. We have domestic offices in Chicago, Corvallis (Oregon), Reston (Virginia), San Francisco, Seattle, and Washington, D.C. and international offices in Canada, France, Germany, the Netherlands, Northern Ireland, and the United Kingdom. Our website address is www.atg.com and we make available through this site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. These reports may be accessed through our website’s investor information page. We also make our code of ethics and certain other governance documents and policies available through this site.

Item 1A.	Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

The global recession and related credit crisis may continue to adversely affect our business and results of operations.

The U.S. and other global economies have recently experienced a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our clients to decrease or delay their purchases of our products and services. In addition, the inability of clients to obtain credit could negatively affect our revenues and our ability to collect receivables. Financial difficulties experienced by our strategic partners could result in a reduction in the revenues we derive from license sales originated by them or detract from the quality or timeliness of the consulting, implementation or other professional services they provide to our clients, which could adversely affect our reputation and relationships with our clients. If the current uncertain economic conditions continue or further deteriorate, we could be required to record charges relating to restructuring costs or the impairment of assets, and our business and results of operations could be materially adversely affected. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations, and our financial condition, among other things.

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

Our revenues and operating results have varied from quarter to quarter in the past and will probably continue to vary significantly from quarter to quarter in the foreseeable future. A number of factors are likely to cause variations in our operating results, including:

•	fluctuating economic conditions, particularly as they affect our clients’ willingness to implement new e-commerce solutions and their ability to pay for our products and services;

•	the timing of recognition of revenue from our products and services, which is affected by the mix of product license revenue and services provided;

•	the timing of client orders, especially larger transactions, and product implementations;

•	our ability to cultivate and maintain strategic alliances;

•	delays in introducing new products and services;

•	price discounting and concessions that we may offer in response to competitive conditions;

•	changes in the mix of revenues derived from higher and lower-margin products and services;

•	timing of hiring and utilization of personnel;

•	cost overruns related to fixed-price services projects;

•	the mix of domestic and international sales;

•	variation in our actual costs from our cost estimates related to long term hosting contracts;

•	increased expenses, whether related to sales and marketing, product development, or administration; and

•	costs related to possible acquisitions of technologies or businesses.

In any given quarter, we often depend on several relatively large license transactions to meet expected revenues for that quarter. If we expect to complete a large sale to a specific client in a particular quarter and the sale is not completed in that quarter, then we are not likely to be able to generate revenue from alternate sources in time to compensate for the shortfall. In addition, as is the case with many software companies, a significant number of our sales transactions are concentrated near the end of each fiscal quarter. If we are unable to close or recognize revenues on even a relatively small number of license deals at quarter-end, then we may not be able to meet expected revenues for that quarter. Because of this concentration of sales at quarter end, clients may seek to obtain higher price discounts than we might otherwise provide by waiting until quarter-end to complete their transactions with us. Additionally, we believe that there is significant uncertainty in our future profits due to the growing breadth of our product mix which may result in an accounting treatment that requires us to defer the recognition of revenue in amounts greater than we are currently projecting.

We may not be able to sustain or increase our revenue or profitability on a quarterly or annual basis.

We operate in a rapidly evolving industry which makes it more difficult to predict our future operating results, and current macro-economic conditions compound this difficulty. We cannot be certain that our revenues will grow or our expenses will decrease at rates that will allow us to achieve profitability on a quarterly or annual basis. Additionally, we expect to recognize an increasing portion of our revenue ratably over a period of time rather than at the time invoiced. This may vary from quarter to quarter and may have an adverse effect on our revenue and net income, which could result in a decline in the price of our common stock.

Our lengthy sales cycle makes it difficult to predict our quarterly results and causes variability in our operating results.

We have a long sales cycle, often several months or quarters, because our clients often need to make large expenditures and invest substantial resources in order to take advantage of our products and services and also because we generally need to educate potential clients about the use and benefits of our products and services. This long sales cycle makes it difficult to predict the quarter in which sales may occur. We may incur significant sales and marketing expenses in anticipation of selling our products, and if we do not achieve the level of revenues we expected, our operating results will suffer and our stock price may decline. Further, our potential clients frequently need to obtain approvals from multiple decision makers before making purchase decisions. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

If the market for e-commerce does not continue to grow, then demand for our products and services may decrease.

Our success depends heavily on the continued use of the Internet for e-commerce. Many companies continue to rely primarily or exclusively on traditional means of commerce and may be reluctant to change their patterns of commerce. For our clients and potential clients to be willing to invest in our electronic commerce and online marketing, sales, and service applications, the Internet must continue to be accepted and widely used for commerce and communication. If Internet commerce does not grow or grows more slowly than expected, then our future revenues and profits may not meet our expectations or those of analysts.

If we fail to adapt to rapid changes in the market for online business applications, then our products and services could become obsolete.

The market for our products is constantly and rapidly evolving, as we and our competitors introduce new and enhanced products, retire older ones, and react to changes in Internet-related technology and client demands, coalescence of product differentiators, product commoditization and evolving industry standards. We may not be able to develop or acquire new products or product enhancements that comply with present or emerging Internet technology standards or differentiate our products based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances with operating system and infrastructure vendors that will permit migration or upgrade opportunities for our current user base. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable.

To succeed, we need to enhance our current products and develop new products on a timely basis to keep pace with market needs, satisfy the increasingly sophisticated requirements of clients, and leverage strategic alliances with third parties in the e-commerce field who have complementary or competing products. E-commerce technology is complex, and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and clients.

We face intense competition in the market for e-commerce applications and services, and we expect competition to intensify in the future. If we fail to remain competitive then our revenues may decline, which could adversely affect our future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our products and services at lower prices or at reduced margins, including, among others:

•	Potential clients or partners may choose to develop e-commerce applications in-house, rather than paying for our products or services.

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed client base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in client requirements, and devote greater resources to the promotion and sale of their products and services than we can.

•	Our suite of service products competes against various vendors’ software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service.

•	Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

•	Some of our current and potential competitors, especially our larger competitors like IBM that offer broad suites of computer and software applications, may offer free or low-cost e-commerce applications and functionality bundled with their own computer and software products. Potential clients may not see the need to buy our products and services separately when they can use the bundled applications and functionality in our competitors’ product suites for little or no additional cost.

If the market for ATG Commerce OnDemand or ATG Optimization Services does not develop or develops more slowly than we expect, then our business could be negatively affected.

Our ATG Commerce OnDemand managed application hosting services and ATG Optimization Services offerings are at an early stage of development, and we may not achieve or sustain demand for these offerings. Our success in this effort will depend in part on the price, performance, and availability of our products and services in comparison with competing products and services and on the willingness of companies to increase their use of hosting applications. While we will continue to market and sell traditional licenses for our software solutions, we believe that the widespread market acceptance of our hosting solutions and ATG Optimization Services is important to the success of our business because of the growth opportunities that they present.

We may incur significant unanticipated costs and our profitability may suffer if we do not accurately estimate the costs of fixed-price Professional Services engagements.

From time to time, our Professional Services projects are based on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials, or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

We are entering into more contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We will likely experience similar situations in the future. In addition, we may establish the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition and results of operations.

If our clients experience interruptions, delays, or failures in our managed application hosting service or SaaS services, we could incur significant costs and lose revenue opportunities.

ATG Commerce OnDemand, which is delivered as a managed application hosting service, and our Optimization services, which are delivered on a SaaS basis, are still at a relatively early stage of development. Any equipment failures, mechanical errors, spikes in usage volume, or failure to follow system protocols and procedures could cause our systems to fail or malfunction, resulting in interruptions in our clients’ service to their customers. Any such interruptions or delays in our hosting or SaaS services, whether as a result of third-party error, our own error, natural disasters, or accidental or willful security breaches, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties, or cause our clients to decide not to renew their agreements with us, any of which could adversely affect our business, financial condition, and results of operations.

We depend heavily on key employees in a competitive labor market.

Our success depends on our ability to attract, motivate, and retain skilled personnel, especially in the areas of management, finance, sales, marketing, and research and development, and we compete with other companies for a small pool of highly qualified employees. Members of our management team have left us from time to time for a variety of reasons, and there may be additional departures in the future. These historical and potential future changes in personnel may be disruptive to our operations or affect our ability to maintain effective internal controls over financial reporting. In addition, equity incentives such as stock options constitute an important part of our total compensation program for employees, and as a result of declines in our stock price a substantial number of our outstanding stock options are out of the money. Continued volatility or lack of positive performance of our stock price may adversely affect our ability to retain our employees or hire replacements.

We could incur substantial costs defending against a claim of infringement or protecting our intellectual property from infringement.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. We have been subject to claims and litigation alleging that we have infringed United States patents owned by third parties. We may also acquire companies that are subject to pending claims of infringement. For example, InstantService.com, Inc., or InstantService which we acquired on January 8, 2010, is a defendant in a patent infringement action brought by LivePerson, Inc. in May 2009. We may be required to incur substantial costs in defending any such infringement litigation in the future, which could have a material adverse effect on our operating results and financial condition.

In addition, we have agreed to indemnify clients against claims that our products infringe the intellectual property rights of third parties. From time to time, our clients have been subject to third party patent claims and we have agreed to indemnify these clients to the extent the claims related to our products. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

•	cease selling or using products or services that incorporate the challenged intellectual property;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign those products or services to avoid infringement.

We seek to protect the source code for our proprietary software under a combination of patent, copyright and trade secrets law. However, because we make the source code available to some clients, third parties may be more likely to misappropriate it. Our policy is to enter into confidentiality agreements with our employees, consultants, vendors and clients and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for someone to copy our software or other proprietary information without authorization or to develop similar software independently.

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

Finally, our professional services may involve the development of custom software applications for specific clients. In some cases, clients retain ownership or impose restrictions on our ability to use the technologies developed from these projects. Issues relating to the ownership of software can be complicated, and disputes could arise that affect our ability to resell or reuse applications we develop for clients.

If we fail to maintain our existing client base, then our ability to generate revenues will be harmed.

Historically, we have derived a significant portion of our revenues from existing clients that purchase our support and maintenance services and license enhanced versions of our products. If we are unable to continue to obtain significant revenues from our existing client base, then our ability to grow our business would be harmed, and our competitors could achieve greater market share. The current trend toward e-commerce replatforming may increase this risk. When existing clients re-evaluate their e-commerce platforms and solutions, they may elect to replace our e-commerce solutions with those of other vendors. If they do, these clients, as well as other prospective clients who choose e-commerce solutions other than ours in connection with their replatforming, are likely to commit substantial expenditures and investments of time and resources to the implementation of the e-commerce solution included in their new chosen platforms, reducing the probability that we will be able to penetrate those accounts in the near future.

If we fail to address the challenges associated with our international operations, then revenues from our products and services may decline, and the costs of providing our products or services may increase.

As of December 31, 2009, we had offices in Canada, France, Germany, the Netherlands, Northern Ireland, and the United Kingdom. We derived 31% of our total revenues in 2009, 29% of our total revenues in 2008, and 32% of our total revenues in 2007 from clients outside the United States. Our operations outside the United States are subject to additional risks, including:

•	changes in exchange rates that may increase volatility of foreign based revenue;

•	changes in regulatory requirements, tariffs, and other barriers;

•	longer payment cycles and problems in collecting accounts receivable in Western Europe and Asia;

•	difficulties in managing systems integrators and technology partners;

•	difficulties in staffing and managing foreign subsidiary operations;

•	differing technology standards;

•	difficulties and delays in translating products and product documentation into foreign languages for countries in which English is not the primary language;

•	reduced protection for intellectual property rights in some of the countries in which we operate or plan to operate;

•	difficulties related to entering into legal contracts under local laws and in foreign languages;

•	potentially adverse tax consequences; and

•	political and economic instability.

We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire complementary businesses, or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance, and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions, or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our credit agreement, could impose restrictions on our operations.

We have acquired and intend to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

On January 8, 2010 we acquired InstantService, a Seattle-based provider of click-to-chat solutions and e-mail management for approximately $17.0 million. We intend to acquire or invest in additional businesses, products, or technologies that we believe could complement or expand our application suite, enhance our technical capabilities, or otherwise offer growth opportunities. We have no current agreements or commitments with respect to a material transaction at the present time. However, in the ordinary course of business we may engage in discussions at any time relating to possible acquisitions and investments, including acquisitions that, if consummated, could have a material impact on our business, results of operations and financial condition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We may not be able to integrate the acquired personnel, operations, and technologies of InstantService or other businesses we may acquire successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as expense under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 805-10, Business Combinations;

•	diversion of management’s attention from other business concerns;

•	harm to our existing business relationships with business partners and clients as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

If systems integrators or value added resellers reduce their support and implementation of our products, then our revenues may fail to meet expectations and our operating results would suffer.

Since our potential clients often rely on third-party systems integrators to develop, deploy, and manage websites for conducting commerce on the Internet, we cultivate relationships with systems integrators to encourage them to support our products. We do not, however, generally have written agreements with our systems integrators, and they are not required to implement solutions that include our products or to maintain minimum sales levels of our products. Our revenues would be reduced if we fail to train a sufficient number of systems integrators adequately or if systems integrators devote their efforts to integrating or co-selling products of other companies. Any such reduction in revenue would not be accompanied by a significant offset in our expenses. As a result, our operating results would suffer, and the price of our common stock would probably fall.

If our software products contain serious errors or defects, then we may lose revenues and market acceptance and may incur costs to defend or settle product liability claims.

Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our clients, our current and future products may contain serious defects, which could result in lost revenues or a delay in market acceptance.

Since our clients use our products for critical business applications such as e-commerce, errors, defects or other performance problems could result in damage to our clients. They could seek significant compensation from us for the losses they suffer. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

Government or industry regulations could directly restrict our business or indirectly affect our business by limiting the growth of e-commerce.

As e-commerce evolves, federal, state and foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content, and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition’s scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce.

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

Certain provisions of our charter and by-laws may discourage, delay, or prevent a merger or acquisition that some of our stockholders may consider favorable, which could reduce the market price of our common stock. These provisions include:

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

In addition, we adopted a shareholder rights plan in 2001. The existence of our shareholder rights plan, as well as certain provisions of Delaware law, may further discourage, delay, or prevent someone from acquiring or merging with us.

Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.

We are spending a significant amount of management time and external resources to comply with changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC rules and regulations, and Nasdaq Global Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of internal control over financial reporting. The process of documenting and testing internal control over financial reporting has required that we hire additional personnel and outside services and has resulted in higher accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2006. Although the material weakness was remediated in 2007, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in approximately 59,000 square feet of leased office space in Cambridge, Massachusetts. In addition, we have facilities in Reston, Virginia (approximately 10,000 square feet); Seattle, Washington (approximately 17,000 square feet); Washington, D.C. (approximately 7,000 square feet); Chicago, Illinois (approximately 7,000 square feet); San Francisco, California (approximately 3,000 square feet), and Corvallis, Oregon (approximately 3,000 square feet). Our European headquarters are located in Reading, United Kingdom (approximately 4,000 square feet). We also maintain offices in Northern Ireland (approximately 12,000 square feet) and France (approximately 1,000 square feet). All of our facilities are leased. At December 31, 2009 we were in the process of negotiating additional leased square footage for our Belfast and Seattle locations. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

As previously disclosed, in December 2001, a purported class action complaint was filed against our wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been coordinated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation under which insurance will pay the full amount of the settlement share allocated to Primus, and Primus bears no financial liability. In October 2009, the Court issued an order granting final approval of the settlement. Certain objectors are appealing the final order. While we cannot predict the outcome of the litigation, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

On or about May 15, 2009, LivePerson, Inc. (“LivePerson”) commenced an action in the United States District Court for the Southern District of New York against InstantService.com, Inc. (“InstantService”), a company that we acquired on January 8, 2010. In the action, LivePerson alleges that InstantService infringes two United States patents held by LivePerson and seeks injunctive relief, damages and attorneys’ fees. Additionally, LivePerson seeks a declaratory judgment that a United States patent held by InstantService is invalid and is not infringed by LivePerson. Discovery in the LivePerson action has not yet commenced. InstantService has filed a motion to dismiss the action which is pending. We are investigating the claims made by LivePerson and at this early stage have reached no conclusion as to the likelihood of an adverse outcome in the litigation, which we intend to contest vigorously.

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

Our common stock trades on The NASDAQ Global Market under the symbol “ARTG.” The following table sets forth the high and low reported sale prices of our common stock for the periods indicated as reported by The NASDAQ Global Market.

	High	Low

Fiscal 2008
First quarter	$4.59	$2.78
Second quarter	4.08	2.93
Third quarter	4.49	3.03
Fourth quarter	3.50	1.02
Fiscal 2009
First quarter	$2.87	$1.45
Second quarter	3.99	2.36
Third quarter	4.55	3.64
Fourth quarter	4.88	3.60
Fiscal 2010
First quarter (through January 27, 2010)	$4.85	$4.20

On January 27, 2010, the last reported sale price on The NASDAQ Global Market for our common stock was $4.31 per share. On January 27, 2010, there were approximately 450 holders of record of our common stock. This number does not include stockholders for whom our shares were held in a “nominee” or “street” name.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

The following graph compares the cumulative total stockholder return on our common stock during the period December 31, 2004 to December 31, 2009 with the cumulative total return of the NASDAQ Market Index and a peer group index over the same period. This comparison assumed the investment of $100 on December 31, 2004 in our common stock, the NASDAQ Market Index, and the peer group index and assumes dividends, if any, are reinvested. The peer group index that we used is Hemscott Industry Group 852 (Internet Software and Services), which reflects the stock performance of 94 publicly traded companies in the Internet software and services marketplace.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ART TECHNOLOGY GROUP, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2009

	Value of Investment($)
	December 31,
	2004	2005	2006	2007	2008	2009

Art Technology Group, Inc.	$100.00	$130.67	$155.33	$288.00	$128.67	$300.67
Hemscott Industry Group 852 Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
NASDAQ Market Index	$100.00	$86.54	$82.14	$87.81	$56.38	$81.12

Stock Repurchase Program

On October 27, 2009 our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This new authorization was in addition to the $3.9 million that remained available under the $20.0 million repurchase program authorized in April 2007.

During the years ended December 31, 2009, 2008, and 2007, we repurchased 1,084,594 shares, 4,618,541 shares, and 986,960 shares of our common stock at a cost of $4.3 million, $8.9 million, and $2.9 million, respectively. For the life of the stock repurchase program through December 31, 2009, we have repurchased 6,690,095 shares of our common stock at a cost of $16.1 million. We purchased no shares of our common stock during the quarter ended December 31, 2009 and we have not yet purchased any shares under the $25.0 million authorization that took place on October 27, 2009.

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

On January 1, 2006, we adopted the provisions of ASC 718-10, Compensation — Stock Compensation, using the modified prospective transition method, which requires us to record stock-based compensation expense for employee stock awards based on the fair value of the equity award at the time of grant. Stock-based compensation expense was $8.9 million, $7.9 million, $5.8 million, and $3.8 million for the years ended December 31, 2009, 2008, 2007, and 2006, respectively.

Consolidated Statement of Operations Data:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Product licenses	$54,370	$47,429	$30,529	$32,784	$29,821
Recurring services	98,535	91,039	76,672	51,113	44,258
Professional and education services	26,477	26,173	29,859	19,335	16,567

Total revenue	179,382	164,641	137,060	103,232	90,646
Cost of Revenue:
Product licenses	1,818	2,186	2,197	1,751	1,816
Recurring services	36,786	34,077	24,119	11,239	6,575
Professional and education services	22,323	25,619	29,223	19,560	16,680

Total cost of revenue	60,927	61,882	55,539	32,550	25,071

Gross Profit	118,455	102,759	81,521	70,682	65,575
Operating Expenses:
Research and development	30,520	29,329	24,963	21,517	18,481
Sales and marketing	52,193	49,569	44,397	30,909	29,396
General and administrative	18,990	19,432	18,211	12,952	11,231
Restructuring charge (benefit)	—	—	(59)	(62)	885

Total operating expenses	101,703	98,330	87,512	65,316	59,993

Income (loss) from operations	16,752	4,429	(5,991)	5,366	5,582
Interest and other income, net	56	960	2,237	1,712	219

Income (loss) before provision (benefit) for income taxes	16,808	5,389	(3,754)	7,078	5,801
Provision (benefit) for income taxes	12	1,590	433	(2,617)	32

Net income (loss)	$16,796	$3,799	$(4,187)	$9,695	$5,769

Basic and diluted net income (loss) per share	$0.13	$0.03	$(0.03)	$0.08	$0.05

Basic weighted average common shares outstanding	126,842	128,534	127,528	115,280	109,446

Diluted weighted average common shares outstanding	133,054	133,916	127,528	120,096	111,345

Consolidated Balance Sheet Data:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cash, cash equivalents and short-term marketable securities (including restricted cash of $50 and $1,669 at December 31, 2009 and 2008, respectively)	$79,094	$60,983	$50,879	$31,223	$33,569
Long-term marketable securities (including restricted cash of $738 and $419 at December 31, 2009 and 2008, respectively)	6,439	419	1,062	—	—
Total assets	214,036	188,767	177,719	149,981	92,765
Total deferred revenue	52,996	54,067	46,354	24,209	21,113
Long-term obligations, less current maturities	—	—	—	—	63
Total stockholders’ equity	$135,911	$110,946	$107,097	$105,074	$50,160

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We develop and market a comprehensive suite of e-commerce software solutions, as well as provide related services in conjunction with our products, including support and maintenance, professional services, managed application hosting services, and Optimization services for enhancing online sales and support. We primarily derive revenue from the sale of software products and related services. Our software licenses are priced based on the size of the customer implementation. Our recurring services revenue is comprised of managed application hosting services, Optimization services, and support and maintenance services. Managed application hosting revenue is recognized monthly as the services are provided and pricing is based on a per transaction, per CPU or percent of customer’s revenue basis. Optimization services are priced on a per transaction basis and recognized monthly as the services are provided. Support and maintenance arrangements are priced based on the level of support services provided as a percent of net license fees per annum. Under support and maintenance services, customers are generally entitled to receive software upgrades and updates, maintenance releases and technical support. Professional and education services revenue includes implementation, technical consulting and education training. We bill professional service fees primarily on a time and materials basis. Education services are billed as services are provided.

Shift to Increasing Ratably Recognized Revenue

Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and in most circumstances was recognized at the time the license agreement was executed and the software was delivered. Beginning in the first quarter of 2007, an increasing number of our perpetual software license arrangements have also included the sale of our managed application hosting services or Optimization services. As a result of applying the requirements of U.S. generally accepted accounting principles (“GAAP”) to our evolving business model, the revenue from these arrangements with combined product offerings is recognized on a ratable basis over the estimated term of the contract or arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or Optimization services.

The addition of Optimization services and managed application hosting services solution offerings introduced new products in our portfolio for which we do not have vendor-specific objective evidence (or “VSOE”) of fair value. As a result, when we sell Optimization services and managed application hosting services in conjunction with e-commerce software, we defer all up-front fees, such as those for licenses, support and maintenance, and professional services, received prior to the delivery of the managed application hosting services or Optimization services. We recognize revenue from these fees ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or Optimization services. In addition, when professional services revenue is deferred in connection with these arrangements and other instances in which there are undelivered elements to a transaction for which we do not have VSOE of fair value, we defer the direct costs related to performing the professional services prior to delivery of the element related to these services. These amounts are recognized ratably to cost of revenue in the same manner as the related revenue.

Key Measures that We Use to Evaluate Our Performance

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

•	We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG e-commerce platform and the success of our sales and marketing efforts. We define product license bookings as the sale of perpetual software licenses regardless of the timing of revenue recognition under GAAP. When considering the value of perpetual software licenses executed during the period we use our judgment in assessing collectability and likelihood of granting future concessions. Factors that we consider include the financial condition of the customer and contractual provisions included in the license contract. See “Results of Operations-Product license bookings” below.

We believe that this measure provides us with an indication of the amount of new software license business that our direct sales team has added in the period. Product license revenue associated with a particular transaction may be deferred for reasons other than the presence of a managed application hosting or Optimization services arrangement, such as the presence of credit risk or other contractual terms that, under GAAP, require us to defer the recognition of revenue. The deferred revenue for such a transaction may be recognized in a single future period rather than ratably when the conditions that originally required deferral have been resolved. We include all additions to deferred product license revenue in our calculation of product license bookings.

•	We use cash flow from operations as an indicator of the success of the business. Because a portion of our revenue is deferred in the near term, our net income may be significantly different from the cash that we generate from operations.

•	We use recurring services revenue, as reported under GAAP, to evaluate the success of our strategy to deliver site-independent online services and the growth of our recurring revenue sources. Recurring services revenue includes Optimization services, application hosting services, and support and maintenance related to ATG e-commerce platform sales.

•	We use revenue and gross margins on our various lines of business to measure our success at meeting cash and non-cash cost and expense targets in relation to revenue earned.

•	We use days sales outstanding (“DSO”), calculated by dividing accounts receivable at period end (including unbilled accounts receivable which may exist as a result of extended payment terms) by revenue and multiplying the result by the number of days in the period. The percentage of accounts receivable that are less than 60 days old is an important factor that our management uses to understand the strength of our accounts receivable portfolio. This measure is important because a disproportionate percentage of our product license bookings often occur late in the quarter, which has the effect of increasing our DSO.

Trends in On-Line Sales and our Business

Set forth below is a discussion of recent developments in our industry that we believe offer us significant opportunities, or present us with significant challenges, and have the potential to significantly influence our results of operations.

Impact of weak economy.  The global recession that has affected all sectors of the U.S. and most foreign economies has created substantial uncertainty for our business. Weakening economic conditions have led to delays or reductions in capital spending, including purchases of information technology across industries and markets, and some customers in markets that we serve, such as luxury retailers, have been particularly affected. We cannot accurately predict the duration or severity of the current adverse economic conditions or their specific impact on our customers’ demand for our products and services.

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

E-commerce “replatforming.”  Enterprises periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures, and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. In the e-commerce software industry, we refer to these major system upgrades or replacements as “replatforming.” We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every four to five years. The extent to which this trend will continue in light of current adverse economic conditions is unknown. However, we are cautiously optimistic that in the near term spending on e-commerce technology will continue at levels comparable to those we have recently experienced, and that it may even increase as a priority for some of our customers and prospects, due to the growing importance and cost benefits of the on-line channel.

Emergence of the “on demand” model of Software as a Service.  An important trend throughout the enterprise software industry in recent years has been the emergence of the SaaS software delivery model whereby a software vendor that has developed a software application hosts and operates it for use by its customers over the Internet. The emergence of SaaS has been driven by customers’ desire to reduce the costs of owning and operating critical applications software, while shifting the risks and burdens associated with operating and maintaining the software to the software vendor, enabling the customer to focus its resources on its core business.

Rapidly evolving and increasingly complex customer requirements.  The market for e-commerce is constantly and rapidly evolving, as we and our competitors introduce new and enhanced products, retire older ones, and react to changes in Internet-related technology and customer demands. The market for e-commerce has seen diminishing product differentiators, increasing product commoditization, and evolving industry standards. To succeed, we need to enhance our current products and develop or acquire new products on a timely basis to keep pace with market needs, satisfy the increasingly sophisticated requirements of customers, and leverage strategic alliances with third parties in the e-commerce field who have complementary products. Our customers may request that we structure our arrangements with them in new ways that may impact the timing of revenue recognition and cash flows.

International expansion.  Revenues derived from foreign sales as a percentage of our total revenues increased to 31% in 2009 from 29% in 2008. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.

Competitive trend.  The market for online sales, marketing, and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions by large competitors with significantly greater resources and installed customer bases. We expect competition to persist and intensify in the future.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the allowance for accounts receivable, research and development costs, the impairment of long-lived assets and goodwill, income taxes, and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends, or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies are those that are most important to the portrayal of our results of operations and financial condition and that require the most subjective judgment.

Revenue Recognition

We generate revenue through the sale of perpetual software licenses, recurring services, which are comprised of support and maintenance services, application hosting services, Optimization services, and professional and education services. Please refer to the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a more comprehensive discussion of our revenue recognition policy.

Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

Persuasive evidence of an arrangement — We use a legally binding contract signed by the customer as evidence of an arrangement. We consider the signed contract to be the most persuasive evidence of the arrangement.

Delivery has occurred or services rendered — Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. Our software license agreements generally do not contain conditions for acceptance. Our support and maintenance services, Optimization services, and application hosting services are delivered on a monthly basis. Professional services are generally delivered on a time and material basis.

Fee is fixed or determinable — We assess whether the fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Our standard payment terms are normally within 90 days. In some circumstances we provide extended payment terms, and in certain cases consider amounts payable beyond 90 days but less than 12 months to be fixed or determinable. Significant judgment is involved in assessing whether a fee is fixed or determinable. Our experience has been that we are generally able to determine whether a fee is fixed or determinable.

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

Our standard payment terms are normally within 90 days. In some circumstances we provide extended payment terms, and in certain cases we consider amounts payable beyond 90 days but less than 12 months to be fixed or determinable. In such cases, judgment is required in evaluating the creditworthiness of the customer and the likelihood of a concession. Beginning with the first quarter of 2009 we determined that we have a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, we recognized approximately $5.2 million of revenue during 2009 that previously would have been deferred until the payments became due in future periods. We monitor our ability to collect amounts due under the stated contractual terms of such arrangements and to date we have not experienced any material concessions to this class of customer. Significant judgment is involved in assessing whether a contractual amendment constitutes a concession. If in the future we experience adverse changes in our ability to collect without concession the amounts due under arrangements involving extended payment terms to this class of customer, we may no longer be able to conclude that such amounts are fixed or determinable and probable of collection, which could adversely affect our revenue in future periods.

Generally we enter into arrangements that include multiple elements. Such arrangements may include sales of software licenses and related support and maintenance services in conjunction with application hosting services, Optimization services or professional services. In these situations we must determine whether the various elements meet the applicable criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once the revenue recognition criteria for the entire arrangement have been met or over the period that our obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, revenue is allocated to the separate elements based on VSOE of fair value and recognized separately for each element when the applicable revenue recognition criteria for each element have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

Recording revenue from arrangements that include application hosting services requires us to estimate the expected life of the customer arrangement. Pursuant to the application of relevant GAAP literature, ASC 605-25, Multiple Element Arrangements, our arrangements with application hosting services are accounted for as one unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the estimated life of the customer arrangement. Based on our historical experience with our customers, we estimate the life of the typical customer arrangement to be approximately four years.

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

We also sell perpetual software licenses with application hosting services and/or Optimization services. We do not have VSOE of fair value for either of these services. In these situations all elements in the arrangement for which we receive up-front fees, which typically include perpetual software fees, support and maintenance fees, and set-up and implementation fees, are recognized as revenue ratably over the period of providing the application hosting service or Optimization services. We allocate and classify revenue in our statement of operations based on our evaluation of VSOE of fair value, or a proxy of fair value thereof, available for each applicable element of the transaction. We generally base our proxy of fair value on arms-length negotiations for the contracted elements. This allocation methodology requires judgment and is based on our analysis of our sales transactions.

Allowances for Accounts Receivable

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. We perform credit reviews of each customer, monitor collections and payments from our customers, and determine the allowance based upon historical experience and specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. In addition, we record allowances to revenue based on past credit memo history.

Research and Development Costs

We account for research and development costs for our software products that we license to our customers in accordance with ASC 730-10, Accounting for Research and Development Costs, and ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. We believe that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Costs incurred to develop software applications used internally in our Optimization services are accounted for in accordance with ASC 350-10, Accounting for Computer Software Developed or Obtained for Internal Use. Our capitalized costs include certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expenses as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended, and certain functional and quality standards have been met. We evaluate any capitalized costs for impairment whenever conditions or events indicate that the carrying amount of the asset may not be recoverable.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment annually on December 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Because we have one reporting segment under ASC 350-10, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if impairment exists. No impairment of goodwill resulted from our evaluation of goodwill in any of the years presented, however in the future these impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. We also are required to assess the need for a valuation allowance against deferred tax assets. As part of this assessment, we have considered our recent operating results, future taxable income projections, and all prudent and feasible tax planning strategies.

As of December 31, 2009 and 2008 we have recognized a deferred tax asset of $0.9 million and $0.6 million, respectively, in certain foreign jurisdictions that we believe will more likely than not be realized. Our assessment was based upon our cumulative history of earnings before taxes for financial reporting purposes over a three year period in those jurisdictions and an assessment as of December 31, 2009 and 2008 of our expected future results of operations related to our foreign operations.

As of December 31, 2009 and 2008 we maintained a full valuation allowance against our U.S. net deferred tax assets. We currently do not believe that we have sustained profitability over an appropriate time period and in amounts that are sufficient to support a conclusion that a valuation allowance is not required. We believe there is significant uncertainty in our future profits due to the growing breadth of our product mix and the effect it can have on the timing of revenue recognition, and the related effect on U.S. reported income. Specifically, we may be required to defer the recognition of revenue in amounts greater than we are currently projecting. Assuming that, among other factors of positive and negative evidence, we meet our estimates of 2010 forecasted earnings, we may release a portion of our U.S. valuation allowance during the second half of 2010, which is consistent with the timing of our annual forecasting exercise. Additionally, in connection with our January 2010 acquisition of InstantService, during the first quarter of 2010 we will assess the acquired deferred tax assets and liabilities and we may release a portion of our valuation allowance to offset acquired net deferred tax liabilities.

We account for our uncertain tax positions in accordance with ASC 740-10, Income Taxes. During the year ended December 31, 2009, we recorded an increase to our gross liability for unrecognized tax benefits of $0.2 million and a decrease of $3.5 million in connection with the lapse of the applicable statute of limitations in certain tax jurisdictions. The decreases resulted in an income tax benefit of $1.7 million. The remaining increases and decreases had no net impact on our effective tax rate as they related to various uncertain tax positions in our tax net operating loss carryforward. At December 31, 2009 we have recorded less than $0.1 million of interest and penalties in our statement of operations and have accrued $0.1 million of potential interest and penalties in our statement of financial position. If the uncertain tax positions are ultimately resolved in our favor, the effective tax rates in any future periods would be favorably affected by approximately $0.4 million.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with ASC 718-10, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of our underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Revenue:
Product licenses	30%	29%	22%
Recurring services	55%	55%	56%
Professional and education services	15%	16%	22%

Total revenue	100%	100%	100%
Cost of Revenue:
Product licenses	1%	1%	2%
Recurring services	21%	21%	18%
Professional and education services	12%	16%	21%

Total cost of revenue	34%	38%	41%

Gross Profit	66%	62%	59%
Operating Expenses:
Research and development	17%	18%	18%
Sales and marketing	29%	30%	33%
General and administrative	11%	12%	13%

Total operating expenses	57%	60%	64%

Income (loss) from operations	9%	2%	(5)%
Interest and other income, net	0%	1%	2%
Income (loss) before provision (benefit) for income taxes	9%	3%	(3)%
Provision for income taxes	0%	1%	0%

Net income (loss)	9%	2%	(3)%

The following table sets forth gross margin on product license revenue, recurring services revenue and professional and education services revenue for the periods indicated:

	Years Ended December 31,
	2009	2008	2007

Cost of product license revenue	3%	5%	7%
Gross margin on product license revenue	97%	95%	93%
Cost of recurring services revenue	37%	37%	31%
Gross margin on recurring services revenue	63%	63%	69%
Cost of professional and education services revenue	84%	98%	98%
Gross margin on professional and education services revenue	16%	2%	2%

Product license bookings

We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG Commerce and the success of our sales and marketing efforts. We define product license bookings as the sale of perpetual software licenses regardless of the timing of revenue recognition under GAAP. When considering the value of perpetual software licenses executed during the period we use our judgment in assessing collectability and likelihood of granting future concessions. Factors that we consider include the financial condition of the customer and contractual provisions included in the license contract.

The following table summarizes and reconciles to our product license revenue, as reported under GAAP, our product license bookings for the periods presented:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Product license bookings	$56,888	$52,782	$43,412
Product license bookings not recognized	(21,357)	(25,546)	(14,166)
Product license deferred revenue recognized	18,839	20,193	1,283

Product license revenue	$54,370	$47,429	$30,529

Product license bookings increased $4.1 million, or 8%, to $56.9 million in 2009 from $52.8 million in 2008 and increased $9.4 million, or 22%, to $52.8 million in 2008 from $43.4 million in 2007. These increases reflect growth in the e-commerce market and the success of our sales and marketing initiatives.

Product license bookings not recognized was 38%, 48%, and 33% of our total product license bookings for 2009, 2008 and 2007, respectively. The decrease in the deferral of bookings in 2009 is due to more of our larger product license transactions in 2008 including optimization services when compared to our larger product license transactions in 2009. Deferred revenue will be recognized in future periods when delivery of the service occurs or as contractual requirements or other conditions that required deferral are met.

Product license deferred revenue recognized was $18.8 million, $20.2 million, and $1.3 million in 2009, 2008, and 2007. The significant increase in 2008 reflects the shift in our business model at the beginning of 2007 to a greater portion of our arrangements including elements where revenue was deferred. In 2009 we recognized $15.7 million from product license deferred revenue on a ratable basis and the remaining $3.1 million was recognized upon the resolution of contractual conditions or other conditions that required deferral. In 2008 we recognized $7.0 million from product license deferred revenue on a ratable basis and the remaining $13.2 million was recognized upon the resolution of contractual conditions or other conditions that required deferral.

We expect 2010 product license bookings to be in the range of 5 to 10% greater than 2009. We expect first quarter 2010 product license bookings to be in the range of 5 to 10% greater than the first quarter of 2009.

Years ended December 31, 2009, 2008 and 2007

Revenues

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Total revenue	$179,382	$164,641	$137,060

Total revenue increased $14.8 million, or 9%, to $179.4 million for 2009 from $164.6 million for 2008. Revenue is derived from perpetual software licenses, recurring services, and professional and education services. The revenue growth in 2009 is due to an increase of $6.9 million, or 15%, in product license revenue, an increase of $7.5 million, or 8%, in recurring services revenue and an increase of $0.3 million, or 1.0% in professional and education services.

Total revenue increased $27.6 million, or 20%, to $164.6 million for 2008 from $137.1 million for 2007. Revenue is derived from perpetual software licenses, recurring services, and professional and education services. The revenue growth in 2008 is due to an increase of $16.9 million, or 55%, in product license revenue and an increase of $14.4 million, or 19%, in recurring services revenue. Partially offsetting the increase was a decrease in professional and education services of $3.7 million, or 12%.

Revenue generated from foreign sources increased to $56.3 million, or 31% of total revenue compared to $48.4 million, or 29% in 2008, and $43.4 million, or 32% in 2007.

We expect 2010 revenues in the range of $197.0 million to $203.0 million. We expect first quarter 2010 revenue to be in the range of $43.0 million to $45.0 million.

Product License Revenue

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Product license revenue	$54,370	$47,429	$30,529
As a percent of total revenue	30%	29%	22%

Product license revenue increased $6.9 million, or 15%, to $54.4 million for 2009 from $47.4 million in 2008. The increase for 2009 resulted from growth in demand for our e-commerce solutions and the success of our sales and marketing initiatives, and a net decrease in the amount of product license deferred revenue. Product license bookings increased $4.1 million in 2009 compared to 2008. In addition, we deferred $4.2 million fewer product license bookings in 2009 compared to 2008 due to the inclusion of optimization services, application hosting, and other elements in a fewer number of our larger contracts during 2009. Partially offsetting these increases to revenue, in 2009 product license deferred revenue recognized was $18.8 million, compared to $20.2 million in 2008. Revenue generated and deferred in prior periods is recognized when delivery of the service occurs or as contractual requirements are met. Product license revenue generated from international customers increased 37% to $24.0 million for 2009 from $17.5 million in 2008. Product license revenue as a percentage of our total revenue increased to 30% in 2009 from 29% in 2008.

Product license revenue increased 55% to $47.4 million for 2008 from $30.5 million in 2007. The increase for 2008 was driven by significant growth in sales of software licenses recognized in 2008, an $18.9 million increase in revenue recognized from deferred revenue, partially offset by an $11.4 million increase in deferred product license revenue in 2008. In 2008, we recognized $20.2 million, or 43%, of our product license revenue from balances deferred in prior periods. Product license revenue generated from international customers increased 42% to $17.5 million for 2008 from $12.3 million in 2007. Product license revenue as a percentage of our total revenue increased to 29% in 2008 from 22% in 2007.

We expect first quarter 2010 product license revenues to be in the range of $13.0 million to $14.0 million.

Recurring services revenue

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Support and maintenance	$49,003	$45,716	$41,923
Optimization services and managed application hosting services	49,532	45,323	34,749

Total recurring services revenue	$98,535	$91,039	$76,672

As a percent of total revenue	55%	55%	56%

Our recurring services revenue increased $7.5 million, or 8%, to $98.5 million in 2009 from $91.0 million in 2008, as follows:

•	Support and maintenance revenue increased $3.3 million, or 7%, to $49.0 million in 2009 from $45.7 million in 2008. The increase is due to growth in our installed base of ATG e-commerce software.

•	Optimization services and managed application hosting services revenue increased $4.2 million, or 9%, to $49.5 million in 2009 from $45.3 million in 2008. The increased optimization services revenue in 2009 is a result of increased contract values on new customers added during 2009. The increased hosting services revenue in 2009 is due to increases in monthly recurring revenue rates on new customers added in 2009, increased amortization of previously deferred revenue, and increased professional services provided. Additionally in 2009, a customer for which we were providing managed services elected to migrate its site to an on-premise ATG solution resulting in the recognition of previously deferred revenue.

Our recurring services revenue increased 19% to $91.0 million in 2008 from $76.7 million in 2007, as follows:

•	Support and maintenance revenue increased 9% to $45.7 million in 2008 from $41.9 million in 2007. The increase is due to growth in our installed base of ATG e-commerce software.

•	Optimization services and managed application hosting services revenue increased 30% to $45.3 million in 2008 from $34.7 million in 2007. The increased revenue in 2008 is driven by growth in the number of customers utilizing our optimization services and increased utilization by our existing customer base.

We expect first quarter 2010 recurring services revenue to be in the range of $25.5 million to $26.0 million.

Professional and education services revenue

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Professional and education services revenue	$26,477	$26,173	$29,859
As a percent of total revenue	15%	16%	22%

Professional and education services revenue increased $0.3 million, or 1%, to $26.5 million in 2009 from $26.2 million in 2008, and declined as a percentage of total revenue to 15% in 2009 from 16% in 2008. Professional and education services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. During 2009, revenue related to government contracts (a legacy business from our CleverSet acquisition) increased $1.4 million from 2008 due to an increase in work performed under the existing contracts as compared to 2008. Offsetting this increase was a decline in our consulting and implementation services revenue due to our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources. International professional and education services revenue increased to $6.2 million in 2009 from $5.6 million in 2008.

Professional and education services revenue declined 12% to $26.2 million in 2008 from $29.9 million in 2007, and declined as a percentage of total revenue to 16% in 2008 from 22% in 2007. Based on our strategy to expand our partner ecosystem in order to leverage our partners’ global reach and resources, in 2008 we were focused on testing and certifying partners rather than continuing to grow our professional services business. As a result of this strategy, professional services revenue declined 13% in 2008 from 2007. International professional and education service revenue decreased to $5.6 million in 2008 from $7.8 million in 2007.

We expect first quarter 2010 professional and education services revenue to be in the range of $4.5 million to $5.0 million.

Cost of Product License Revenues

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Cost of product license revenue	$1,818	$2,186	$2,197
As a percent of license revenue	3%	5%	7%
Gross margin on product license revenue	$52,552	$45,243	$28,332
As a percent of license revenue	97%	95%	93%

Cost of product license revenue primarily includes salary, benefits, and stock-based compensation costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products, and amortization expense related to acquired developed technology. During 2009, the decline in cost of product license revenue as compared to 2008 was due to a decrease in the amortization related to certain previously acquired intangible assets.

Cost of Recurring Services Revenue

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Cost of recurring services revenue	$36,786	$34,077	$24,119
As a percent of recurring services revenue	37%	37%	31%
Gross margin on recurring services revenue	$61,749	$56,962	$52,553
As a percent of recurring services revenue	63%	63%	69%

Cost of recurring services revenues primarily includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, and amortization of technology acquired in connection with the eStara and CleverSet acquisitions, and royalties.

When we perform professional consulting and implementation services in connection with managed application hosting arrangements we generally defer the direct costs incurred prior to delivery of the element related to the performance of these services. Deferred costs are amortized to cost of recurring services revenue ratably over the estimated life of the arrangement, which generally we estimate to be four years commencing on the site-delivered date.

Cost of recurring services revenue increased $2.7 million, or 8%, to $36.8 million in 2009 from $34.1 million in 2008. Gross margin on recurring services revenue was 63%, or $61.7 million for 2009 compared to 63%, or $57.0 million for 2008. The increase in cost of recurring services for 2009 was primarily due to a $1.3 million increase in outside service fees related to hosting services and a $1.4 million increase in salary costs.

During 2009, we capitalized $0.2 million of costs of recurring services revenue related to certain internal use software development projects related to our hosting services, compared to $0 capitalized in 2008.

Cost of recurring services revenue increased 41% to $34.1 million in 2008 from $24.1 million in 2007. Gross margin on recurring services revenue was 63%, or $57.0 million for 2008 compared to 69%, or $52.6 million for 2007. The increase in cost of recurring services and the resulting decline in gross margin percentage on recurring services for 2008 was due to a $3.2 million increase in telecommunications costs in our optimization services business correlating with increased call traffic resulting from growth in customer utilization of these services. In addition, we experienced a $2.7 million increase in labor related costs from additional investment in our application hosting services infrastructure, a net $1.6 million increase in recognition of previously deferred implementation costs and $1.3 million in depreciation expense related to fixed assets acquired to support growth in the business and the acquisition of CleverSet. In addition, costs of hosted services increased $0.8 million in 2008 as a result of non-recurring costs related to transitioning hosting services to a new hosting services provider.

We expect first quarter 2010 recurring services gross margin to be in the 60% to 63% range.

Cost of Professional and Education Services Revenues

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Cost of professional and education services revenue	$22,323	$25,619	$29,223
As a percent of professional and education services revenue	84%	98%	98%
Gross margin on professional and education services revenue	$4,154	$554	$636
As a percent of professional and education services revenue	16%	2%	2%

Cost of professional and education services revenues primarily includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.

Cost of professional and education services revenue decreased $3.3 million, or 13%, to $22.3 million for 2009 from $25.6 million for 2008. The decrease in cost of professional and education services for 2009 was driven by a $4.9 million decrease in labor related contractor costs and increased utilization of internal resources. Partially offsetting the cost reduction in 2009 was a $1.5 million increase in costs incurred related to government contracts (a legacy business from our CleverSet acquisition) as a result of an increase in work performed under those contracts as compared to 2008.

Cost of professional and education services revenue decreased 12% to $25.6 million for 2008 from $29.2 million for 2007. The decrease in cost of professional and education services for 2008 was driven by a $5.7 million decrease in labor related costs and a decrease of $1.2 million in travel related costs for professional services. These decreases were attributable to a reduction in the use of contract labor in the delivery of our professional services and less travel, resulting from the successful execution of our strategy to develop our partner networks. The decreases in expenses were partially offset by a $1.7 million decrease in the amount of costs deferred in 2008 compared with the 2007 period and the inclusion in 2008 of $1.6 million in CleverSet expenses.

We expect first quarter 2010 professional and educational services gross margin to be approximately 5%.

Research and Development Expenses

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Research and development expenses	$30,520	$29,329	$24,963
As a percent of total revenue	17%	18%	18%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development.

Research and development expenses increased $1.2 million, or 4%, to $30.5 million in 2009 from $29.3 million in 2008, but fell to 17% of revenue in 2009 from 18% of revenue in 2008 due primarily to revenue growth in 2009. The increase in research and development spending was driven by an increase of $1.5 million in labor related costs, primarily salary costs. The increased salary in research and development in 2009 was due to hiring engineers for product development efforts across all product lines.

Research and development expenses increased 17% to $29.3 million in 2008 from $25.0 million in 2007 and remained 18% of revenue due to revenue growth in 2008. The increase in research and development spending was primarily attributable to an increase of $3.4 million in labor related costs from 2007 to develop the capacity of the organization to further drive creative product development. As a result of increased capital expenditures in 2008 and 2007 related to growth in the research and development organization, depreciation and allocated infrastructure costs increased $0.7 million in 2008 from the prior year.

During 2009 we capitalized $0.4 million of research and development costs for internal use software development costs under ASC 350-10 related to Optimization services. Our research and development efforts during 2008 that related to our Optimization services were primarily maintenance and data conversion costs. We did not capitalize any research and development costs during 2008.

Sales and Marketing Expenses

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Sales and marketing expenses	$52,193	$49,569	$44,397
As a percent of total revenue	29%	30%	33%

Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. We generally recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.

Sales and marketing expenses increased $2.6 million, or 5%, to $52.2 million in 2009 from $49.6 million in 2008, and decreased as a percentage of total revenue to 29% from 30% due to revenue growth in 2009. The increase in costs in 2009 was primarily due to an increase of $1.9 million in labor related costs. In addition, we had a

$0.9 million increase in spending on marketing programs. Partially offsetting these increased costs was a decrease of $0.7 million in travel costs in 2009 driven by cost containment initiatives.

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

General and Administrative Expenses

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

General and administrative expenses	$18,990	$19,432	$18,211
As a percent of total revenue	11%	12%	13%

General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.

General and administrative expenses decreased $0.4 million, or 2%, to $19.0 million in 2009 from $19.4 million in 2008, and decreased as a percentage of total revenue to 11% from 12% The decrease in 2009 of $0.4 million was due to lower external resource fees and labor related costs, partially offset by higher stock compensation and telecommunications costs.

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

First Quarter 2010 Operating Expenses

We expect first quarter 2010 total operating expenses, which include research and development, sales and marketing, and general and administrative expenses, to be in the range of $27.0 million to $28.0 million.

Stock-Based Compensation Expense

We record stock-based compensation expense in accordance with ASC 718-10, Compensation — Stock Compensation. We recorded $8.9 million, $7.9 million, and $5.8 million in stock-based compensation expense for the years ended December 31, 2009, 2008, and 2007, respectively. The increase in stock-based compensation expense is due to granting restricted stock units in 2009, 2008, and 2007 at higher values compared to the fair value of stock options granted in prior years.

As of December 31, 2009, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $15.9 million, which will be recognized over a weighted average period of approximately 2.0 years.

Interest and Other Income, Net

Interest and other income, net decreased to approximately $0.06 million in 2009 from $1.0 million in 2008. The decrease was due to a $0.5 million decrease in interest income as a result of lower interest rates, and a $0.5 million increase in foreign currency exchange losses. We incurred a foreign currency exchange loss of $0.5 million in 2009 compared to a loss of $0.04 million in 2008. The foreign currency based losses were driven by the movement of the GBP and the Euro compared to the USD in 2009.

Interest and other income, net decreased to $1.0 million in 2008 from $2.2 million in 2007. The decrease was primarily due to foreign currency exchange losses on remeasuring non-functional currency denominated assets and liabilities. Additionally, the decrease included net realized losses on foreign currency based transactions. We incurred a foreign currency exchange loss of $0.04 million in 2008 compared to a gain of $0.7 million in 2007. The foreign currency based losses were driven by the movement of the GBP and the Euro compared to the USD in 2008, compared to 2007 in which net gains were recorded. In addition, we experienced a decrease in interest income resulting from lower prevailing interest rates despite our higher ending cash and investment balances.

Provision for Income Taxes

For the year ended December 31, 2009, we recorded a net $0.01 million income tax expense compared to $1.6 million of income tax expense for the year ended December 31, 2008. The detail of our income tax expense is shown in the table below (in thousands):

	December 31,
	2009	2008

Income tax (benefit) expense related to earnings in foreign subsidiaries including foreign withholding taxes	$1,567	$(377)
Non-cash decrease resulting from the expiration of the statute of limitations on reserves for uncertain tax positions	(1,663)	—
U.S. federal and state income tax expense (benefit)	108	(43)
Non-cash income tax expense recorded resulting from the utilization of previously unbenefitted acquired net operating losses	—	2,010

Income tax expense	$12	$1,590

On January 1, 2009 we adopted ASC 805-10, Business Combinations, which changed the accounting for the utilization of acquired net operating losses. Prior to the effective date of the standard, the reduction to the valuation allowance in connection with the utilization of unbenefitted acquired net operating losses was recorded as a reduction to goodwill and a corresponding increase to income tax expense. Subsequent to the effective date of the new guidance, the reduction to the valuation allowance in connection with the utilization of previously unbenefitted acquired net operating losses is recorded as a reduction to income tax expense. The effect on income tax expense in 2009 was a reduction of $3.2 million.

In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. We also are required to assess the need for a valuation allowance against deferred tax assets. As part of this assessment, we have considered our recent operating results, future taxable income projections, and all prudent and feasible tax planning strategies.

As of December 31, 2009 and 2008, we have recognized a deferred tax asset of $0.9 million and $0.6 million, respectively, in certain foreign jurisdictions that we believe will more likely than not be realized. Our assessment was based upon our cumulative history of earnings before taxes for financial reporting purposes over a three year period in those jurisdictions and an assessment as of December 31, 2009 and 2008 of our expected future results of operations related to our foreign operations.

As of December 31, 2009 and 2008 we maintained a full valuation allowance against our U.S. deferred tax assets. We currently do not believe that we have sustained profitability over an appropriate time period and in amounts that are sufficient to support a conclusion that a valuation allowance is not required. We believe there is significant uncertainty in our future profits due to the growing breadth of our product mix and the effect it can have on the timing of revenue recognition, and the related effect on reported U.S. income. Assuming that, among other factors of positive and negative evidence, we meet our estimates of 2010 forecasted earnings, we may release a portion of our U.S. valuation allowance during the second half of 2010, which is consistent with the timing of our annual forecasting exercise. Additionally, in connection with our January 2010 acquisition of InstantService, during the first quarter of 2010 we will assess the acquired deferred tax assets and liabilities and we may release a portion of our valuation allowance to offset acquired net deferred tax liabilities.

Since January 1, 2007, we have accounted for our uncertain tax positions in accordance with ASC 740-10, Income Taxes. At December 31, 2009 and 2008 we reported a net liability of $0.4 million and $1.8 million, respectively. These obligations are detailed in the table below (in thousands):

	December 31,
	2009	2008

Reserve for uncertain tax positions at January 1	$3,673	$4,294
Increases for tax positions taken during a prior period	195	—
Decreases for tax positions taken during the current period	—	(39)
Decreases relating to settlements	—	(582)
Decreases resulting from the expiration of the statute of limitations	(3,537)	—

Reserve for uncertain tax positions at December 31	$331	$3,673
Reserves for uncertain tax positions net against losses	—	(2,838)
Related interest and penalties on uncertain tax positions	114	940

Reported net liability for uncertain tax positions at December 31,	$445	$1,775

Acquisitions

InstantService Acquisition

On January 8, 2010, we acquired privately held InstantService for a purchase price of approximately $17.0 million. The results of InstantService will be included in our results from the date of the acquisition. The purchase of InstantService augments our optimization service offerings with additional click-to-chat functionality and adds an e-mail management solution. At the date of the acquisition, InstantService had more than 300 customers.

CleverSet Acquisition

On February 5, 2008, we acquired privately held eShopperTools.com, Inc., dba CleverSet (“CleverSet”) for a purchase price of approximately $9.4 million, comprised of $9.2 million paid to the shareholders, including the extinguishment of convertible debt, and acquisition costs of $0.2 million. The purchase of CleverSet augmented our Optimization service offerings with CleverSet’s automated personalization engines, which present e-commerce visitors with relevant recommendations and information designed to increase conversion rates and order size.

For detailed information about our acquisitions, see Note 5 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our capital requirements relate primarily to labor costs, facilities, employee and customer infrastructure, and working capital requirements. Our primary sources of liquidity at December 31, 2009 were our cash, cash equivalents, short and long-term marketable securities of $85.5 million, including $0.8 million of restricted cash used to collateralize letters of credit, and our cash flows from operations.

Cash provided by operating activities was $30.2 million in 2009, a decrease of $3.9 million from the prior year. The primary movements are as follows:

•	Net income for 2009 of $16.8 million included non-cash expenses for depreciation and amortization of $9.2 million, stock-based compensation expense of $8.9 million, net of a non-cash tax benefit of $1.9 million. In 2008, net income was $3.8 million, including non-cash expenses for depreciation and amortization of $8.9 million, stock-based compensation expense of $7.9 million, and non-cash tax expense of $2.0 million.

•	An increase in accounts receivable outstanding as of December 31, 2009 compared to December 31, 2008 resulted in a decrease in cash flows of $5.7 million in 2009 Accounts receivable increased at December 31,

2009 as a result of significant product license bookings which were invoiced late in the fourth quarter of 2009 with due dates in fiscal 2010.

•	Cash inflows due to accrued expenses and accounts payable were $3.0 million in 2009 due to the timing of vendor payments at year end. We will be required to pay cash in future periods for these expenses that were recorded in 2009.

•	Deferred revenue declined $1.7 million during 2009, compared to an increase of $7.7 million during 2008. We invoice customers as licenses and services are delivered and collect these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at December 31, 2009 were subject to our collection process and, to the extent collected, are in our cash flow from operations. The increase in deferred revenue during 2008, and the relative decrease in 2009, was a result of the relatively recent change in our business model that in 2008 resulted in a greater number of our transactions including elements which required deferral of revenue recognition.

Net cash used in investing activities in 2009 was $19.4 million, which included $14.1 million in net purchases of marketable securities. During 2008, we realized net inflows from maturities of marketable securities of $5.5 million. As of December 31, 2009, we held $85.5 million in cash, cash equivalents, and short-term and long-term marketable securities, compared to $61.4 million at December 31, 2008. During 2009, we had $5.3 million of capital expenditures, primarily related to computer equipment and software for the managed application hosting business compared to $7.0 million in 2008. Also during 2008, we had cash outflows of $9.8 million related to acquisitions. In January of 2010, we acquired InstantService for approximately $17.0 million in cash.

Net cash used in financing activities in 2009 was $2.0 million, compared to $6.2 million in 2008. During 2009, financing activities consisted primarily of $4.3 million used for repurchases of our common stock, partially offset by $3.2 million in proceeds from exercised stock options and the employee stock purchase plan. During 2008, financing activities consisted primarily of $8.9 million used for repurchases of our common stock, partially offset by $3.2 million in proceeds from exercised stock options and the employee stock purchase plan.

On October 27, 2009 our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This new authorization is in addition to the remaining $3.9 million under our existing $20.0 million repurchase program authorized in April 2007. During the years ended December 31, 2009, 2008, and 2007, we repurchased 1,084,594 shares, 4,618,541 shares, and 986,960 shares of our common stock at a cost of $4.3 million, $8.9 million, and $2.9 million, respectively.

As of December 31, 2009, we held $85.5 million in cash, cash equivalents, and marketable securities, including $0.8 million of restricted cash. This balance was reduced by approximately $17.0 million as a result of our purchase of InstantService on January 8, 2010. We believe that our remaining cash, cash equivalents, and marketable securities, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.

We expect 2010 cash flow from operations to be in the range of $37.0 million to $41.0 million. We expect first quarter 2010 cash flow from operations to be in the range of $8.0 million to $10.0 million.

Accounts Receivable and Days Sales Outstanding

Our accounts receivable balance and days sales outstanding for the fourth quarter ended December 31, 2009 and 2008 were as follows:

	Quarter Ended December 31,
	2009	2008
	(Dollar amounts in thousands)

Days sales outstanding	75	70
Revenue	$49,663	$45,397
Accounts receivable, net	$41,522	$35,109
Percent of accounts receivable less than 60 days	97%	92%

We evaluate our performance on collections on a quarterly basis. As of December 31, 2009, our days sales outstanding increased from December 31, 2008 primarily due to a $4.5 million increase in unbilled accounts receivable as a result of extended payment terms, as well as timing of product billings and the effect of receiving payments on sales that were made during the current and previous quarters.

Contractual Obligations

On December 31, 2009, our contractual cash obligations, which consist of operating leases and long-term tax obligations, were as follows (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating leases	$31,706	$3,416	$7,214	$7,137	$13,939
Long-term tax obligations	445	—	—	—	445

Total contractual obligations	$32,151	$3,416	$7,214	$7,137	$14,384

Recent Accounting Pronouncements

In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (“the Codification”). The Codification will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10-5. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105-10 did not have a material impact on our financial condition or results of operations.

In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 had no impact on our financial condition or results of operations.

In December 2007, the FASB issued ASC 805-10, Business Combinations. ASC 805-10 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805-10 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805-10 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420-10, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805-10 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The effect of the adoption of ASC 805-10 on income tax expense in 2009 was a reduction of $3.2 million. The adoption of ASC 805-10 could materially change the accounting for business combinations consummated subsequent to January 1, 2009, including our acquisition of InstantService. Acquisition-related costs related to the January 2010 acquisition of InstantService were not material during 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio consisting mainly of money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at December 31, 2009 and 2008 primarily due to their short maturity. There have been no significant changes since December 31, 2009.

The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in USD. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable valued in the United Kingdom in USD. Our primary foreign subsidiaries have functional currencies denominated in the GBP and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at December 31, 2009 and 2008, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 31, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Art Technology Group, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Art Technology Group, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 (w) to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued as Statement of Financial Accounting Standards No. 141(R), Business Combinations (codified as the Financial Accounting Standards Board ASC Topic 805, Business Combinations), effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 1, 2010

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$57,319	$47,413
Marketable securities (including restricted cash of $50 and $1,699 at December 31, 2009 and 2008, respectively)	21,775	13,570
Accounts receivable, net of reserves of $1,060 and $1,234 at December 31, 2009 and 2008, respectively)	41,522	35,109
Deferred costs, current	767	924
Deferred tax assets	430	560
Prepaid expenses and other current assets	3,359	3,814

Total current assets	125,172	101,390
Property and equipment, net	9,934	10,098
Deferred costs, less current portion	1,387	1,984
Marketable securities (including restricted cash of $738 and $419 at December 31, 2009 and 2008, respectively)	6,439	419
Deferred tax asset, less current portion	450	—
Other assets	907	1,423
Intangible assets, net	4,064	7,770
Goodwill	65,683	65,683

	$214,036	$188,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,720	$2,958
Accrued expenses	18,873	18,875
Deferred revenue, current portion	42,640	38,782
Accrued restructuring, current portion	—	146

Total current liabilities	67,233	60,761
Deferred revenue, less current portion	10,356	15,285
Other liabilities	536	1,775
Commitments and contingencies (Notes 7 and 10)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized — 10,000,000 shares; issued and outstanding — no shares	—	—
Common stock, $0.01 par value; authorized — 200,000,000 shares; 134,117,921 shares and 131,572,773 shares issued, respectively; and 127,427,826 shares and 125,967,272 shares outstanding, respectively at December 31, 2009 and 2008	1,341	1,316
Additional paid-in capital	326,925	315,730
Accumulated deficit	(175,150)	(191,946)
Treasury stock, at cost (6,690,095 shares and 5,605,501 shares at December 31, 2009 and 2008, respectively)	(16,075)	(11,810)
Accumulated other comprehensive loss	(1,130)	(2,344)

Total stockholders’ equity	135,911	110,946

	$214,036	$188,767

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenue:
Product licenses	$54,370	$47,429	$30,529
Recurring services	98,535	91,039	76,672
Professional and education services	26,477	26,173	29,859

Total revenue	179,382	164,641	137,060
Cost of Revenue:
Product licenses	1,818	2,186	2,197
Recurring services	36,786	34,077	24,119
Professional and education services	22,323	25,619	29,223

Total cost of revenue	60,927	61,882	55,539

Gross Profit	118,455	102,759	81,521
Operating Expenses:
Research and development	30,520	29,329	24,963
Sales and marketing	52,193	49,569	44,397
General and administrative	18,990	19,432	18,211
Restructuring benefit	—	—	(59)

Total operating expenses	101,703	98,330	87,512

Income (loss) from operations	16,752	4,429	(5,991)
Interest and other income, net	56	960	2,237

Income (loss) before provision for income taxes	16,808	5,389	(3,754)
Provision for income taxes	12	1,590	433

Net income (loss)	$16,796	$3,799	$(4,187)

Basic and diluted net income (loss) per share	$0.13	$0.03	$(0.03)

Basic weighted average common shares outstanding	126,842	128,534	127,528

Diluted weighted average common shares outstanding	133,054	133,916	127,528

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Total	Comprehensive
	Number of	Par	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’	Income
	Shares	Value	Capital	Deficit	Stock	Loss	Equity	(Loss)

Balance, December 31, 2006	127,055,373	1,270	296,291	(191,558)	—	(929)	105,074	—
Exercise of stock options	1,622,028	16	2,031	—	—	—	2,047	—
Issuance of common stock in connection with employee stock purchase plan	410,720	4	897	—	—	—	901	—
Vesting of restricted stock and stock based compensation related to the eStara acquisition	198,646	2	528	—	—	—	530	—
Vesting of restricted stock and stock based compensation issued under the non-employee director plan	6,454	1	231	—	—	—	232	—
Repurchase of common stock	(986,960)	—	—	—	$(2,902)	—	(2,902)	—
Stock based compensation expense related to employee stock option awards	—	—	5,173	—	—	—	5,173	—
Comprehensive loss:
Net loss	—	—	—	(4,187)	—	—	(4,187)	$(4,187)
Foreign currency translation adjustment	—	—	—	—	—	229	229	229

Comprehensive loss	—	—	—	—	—	—	—	$(3,958)

Balance, December 31, 2007	128,306,261	1,293	305,151	(195,745)	(2,902)	(700)	107,097
Exercise of stock options	1,393,479	14	2,238	—	—	—	2,252	—
Issuance of common stock in connection with employee stock purchase plan	398,071	4	974	—	—	—	978	—
Vesting of restricted stock and stock based compensation related to the eStara acquisition	14,182	—	31	—	—	—	31	—
Vesting of restricted stock and stock based compensation issued under the non-employee director plan	146,454	1	526	—	—	—	527	—
Repurchase of common stock	(4,618,541)	—	—	—	(8,908)	—	(8,908)	—
Stock based compensation expense related to employee stock option awards	—	—	4,304	—	—	—	4,304	—
Vesting of restricted stock units and stock based compensation	327,366	4	3,035	—	—	—	3,039	—
Tax withholding on restricted stock	—	—	(529)	—	—	—	(529)	—
Comprehensive income:
Net income	—	—	—	3,799	—	—	3,799	$3,799
Foreign currency translation adjustment	—	—	—	—	—	(1,540)	(1,540)	(1,540)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(104)	(104)	(104)

Comprehensive income	—	—	—	—	—	—	—	$2,155

Balance, December 31, 2008	125,967,272	$1,316	$315,730	$(191,946)	$(11,810)	$(2,344)	$110,946

Exercise of stock options	1,257,452	13	2,115	—	—	—	2,128	—
Issuance of common stock in connection with employee stock purchase plan	449,702	4	1,082	—	—	—	1,086	—
Vesting of restricted stock and stock based compensation related to the eStara acquisition	8,724	—	22	—	—	—	22	—
Vesting of restricted stock units and stock based compensation under the non-employee director plan	175,000	2	626	—	—	—	628	—
Repurchase of common stock	(1,084,594)			—	(4,265)	—	(4,265)	—
Stock based compensation expense related to employee stock option awards			3,742	—	—	—	3,742	—
Vesting of restricted stock units and stock based compensation	654,270	6	4,546	—	—	—	4,552	—
Tax withholding on restricted stock			(938)	—	—	—	(938)	—
Comprehensive income:
Net income	—	—	—	16,796	—	—	16,796	$16,796
Foreign currency translation adjustment	—	—	—	—	—	1,097	1,097	1,097
Unrealized gain on available-for-sale securities	—	—	—	—	—	117	117	117

Comprehensive income	—	—	—	—	—	—	—	$18,010

Balance, December 31, 2009	127,427,826	$1,341	$326,925	$(175,150)	$(16,075)	$(1,130)	$135,911

The accompanying notes are an integral part of these consolidated financial statements.

ART TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$16,796	$3,799	$(4,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,221	8,895	7,862
Stock-based compensation expense	8,944	7,896	5,843
Non-cash tax (benefit) expense	(1,663)	2,009	—
Deferred income taxes	(320)	(560)	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,651)	5,586	(5,584)
Prepaid expense and other assets	1,059	(745)	(657)
Deferred costs	754	219	(3,127)
Accounts payable	2,752	(1,208)	1,012
Accrued expenses and other liabilities	66	1,413	4,118
Deferred revenue	(1,654)	7,713	22,145
Accrued restructuring	(146)	(934)	(1,164)

Net cash provided by operating activities	30,158	34,083	26,261
Cash Flows from Investing Activities:
Purchases of marketable securities	(34,550)	(19,771)	(21,779)
Maturities of marketable securities	20,445	25,288	17,569
Purchases of property and equipment	(5,288)	(7,010)	(4,840)
Payments for acquisitions, net of cash acquired	—	(9,766)	(829)
Collateralization of letters of credit	—	(2,088)	—
(Increase) decrease in other assets	—	—	(22)

Net cash (used in) investing activities	(19,393)	(13,347)	(9,901)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	2,127	2,252	2,047
Proceeds from employee stock purchase plan	1,086	978	901
Repurchase of common stock	(4,265)	(8,908)	(2,902)
Payment of employee restricted stock tax withholdings	(938)	(529)	—
Payments on capital leases	—	—	(56)

Net cash (used in) provided by financing activities	(1,990)	(6,207)	(10)
Effect of foreign exchange rate changes on cash and cash equivalents	1,131	(1,535)	158

Net increase in cash and cash equivalents	9.906	12,994	16,508
Cash and cash equivalents, beginning of period	47,413	34,419	17,911

Cash and cash equivalents, end of period	$57,319	$47,413	$34,419

Supplemental Disclosure of Cash Flow information:
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes	$974	$520	$—

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Organization, Business and Summary of Significant Accounting Policies

Art Technology Group, Inc. (“ATG” or “the Company”) develops and markets a comprehensive suite of e-commerce software products, and provides related services including support and maintenance, education, application hosting, professional services and eStara Optimization service solutions for enhancing online sales and support.

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

ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which are comprised of support and maintenance services, application hosting services and Optimization services, and (3) professional and education services. ATG sells these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as follows: 1. Sale of Perpetual Software Licenses and Professional and Education Services, 2. Sale of Application Hosting Services, and 3. Sale of Optimization Services.

The Company recognizes revenue in accordance with FASB ASC 985-605, Software Revenue Recognition, formerly known as AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), or Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), applying the provisions of FASB ASC 605-25, Multiple Element Arrangements, formerly known as Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, depending on the nature of the arrangement.

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. ATG makes significant judgments when evaluating if fees are fixed or determinable and in assessing the customer’s ability to pay for the products or services provided. This judgment is based on a combination of factors, including the contractual terms of the arrangement, completion of a credit check or financial review, payment history with the customer, and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.

ATG’s standard payment terms are normally within 90 days. The Company in some circumstances provides extended payment terms, and in certain cases considers amounts payable beyond 90 days but less than 12 months to be fixed or determinable. In such cases, judgment is required in evaluating the creditworthiness of the customer and the likelihood of a concession. Beginning with the first quarter of 2009 the Company determined that it has a sufficient history of successfully collecting, without concessions, accounts receivable involving extended credit terms of up to twelve months granted to a specific class of customer to conclude that the fees under such arrangements may be considered to be both fixed and determinable and probable of collection. Consequently, the fees under such arrangements may be recognized as revenue assuming other criteria for recognition are met. As a result, ATG recognized approximately $5.2 million of revenue during 2009 that previously would have been deferred until the payments became due in future periods. The Company monitors its ability to collect amounts due under the stated contractual terms of such arrangements and to date has not experienced any material concessions to this class of customer. If in the future the Company experiences adverse changes in its ability to collect without concession the amounts due under arrangements involving extended payment terms to this class of customer, it may no longer be able to conclude that such amounts are fixed or determinable and probable of collection, which could adversely affect the Company’s revenue in future periods.

1. Sales of Perpetual Software Licenses and Professional and Education Services

ATG licenses software under perpetual license agreements and applies the provisions of ASC 985-605, Software Revenue Recognition. In accordance with ASC 985-605, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software, which is generally through electronic license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements in the transaction. Substantially all of the Company’s software license arrangements do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.

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

For software arrangements with multiple elements, the Company applies the residual method in accordance with ASC 985-605. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support and maintenance services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support and maintenance services, professional services, and education. The Company has not established VSOE for its software licenses, application hosting services or Optimization services. In arrangements that do not include application hosting services or Optimization services, product license revenue is generally recognized upon delivery of the software products.

2. Sales of Application Hosting Services

ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing the software as a service solution to the customer in an arrangement in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with ASC 985-605, Software Revenue Recognition, SAB 104, and ASC 605-25, Multiple Element Arrangements.

In accordance with ASC 985-605, these arrangements are within the scope of ASC 605-10, Revenue Recognition, and the Company therefore applies the provisions of SAB 104 and ASC 605-25, and accounts for the arrangement as a service contract. Pursuant to ASC 605-25, all elements of the arrangement are considered to be one unit of accounting. The elements in these arrangements generally include set-up and implementation services, support and maintenance services, the monthly hosting service and in certain instances a perpetual software license. All fees received up-front under these arrangements, regardless of the nature of the element, are deferred until the application hosting service commences, which is referred to as the “site-delivered” date. Upon site-delivered, the up-front fees are recognized ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In addition, the monthly application hosting service fee is recognized as the application hosting service is provided.

3. Sales of Optimization Services

ATG derives revenue from Optimization services, which are hosted services providing ATG’s customers with click-to-call, click-to-chat and recommendations services. Optimization services are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution, which are typically contracted for a one-year term. The Company recognizes revenue on a monthly basis as the services are provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances Optimization services are bundled with ATG software arrangements, which typically include perpetual software licenses, support and maintenance services and professional services for the perpetual software license. The Company does not have VSOE of fair value for Optimization services, as such the up-front fees received under the arrangement regardless of the nature of the element are deferred and recognized ratably over the period of providing the Optimization services, provided that the professional services, if applicable, have commenced.

In certain instances, the Company sells perpetual software licenses with application hosting services and Optimization services. In these situations all elements in the arrangement, for which the Company receives up-front fees, are recognized as revenue ratably over the period of providing the related service or estimated life of the customer arrangement, whichever is longer.

The Company allocates and classifies revenue in its statement of operations based on its evaluation of VSOE of fair value, or a proxy of fair value thereof, available for each applicable element of the transaction: professional services, support and maintenance services, application hosting services, and/or Optimization services. ATG uses the residual method to determine the amount of revenue to allocate to product license revenue. The fee for each element is recognized ratably, and as such, a portion of software license revenue recorded in the statement of operations is from these ratably recognized arrangements.

(d)	Deferred Costs

The Company defers direct costs incurred for the set-up and implementation of application hosting services until commencement of the application hosting service, referred to as the “site delivered” date. In addition, for arrangements that require the Company to defer professional services revenue, such as arrangements in which the Company does not have VSOE of fair value for an undelivered element in an arrangement, the Company defers the direct costs incurred prior to delivery of the element related to performing the professional services. Deferred costs are amortized to cost of revenue ratably over the period of recognizing the related revenue under the customer arrangement. Deferred costs include incremental direct third party costs and specific internal direct costs, such as direct salary and benefits, related to the set-up and implementation services and professional services. Total deferred costs were $2.2 million and $2.9 million at December 31, 2009 and 2008, respectively.

(e)	Accounts Receivable and Allowances for Accounts Receivable

Accounts receivable represents amounts currently due from customers. Accounts receivable also include $1.3 million and $1.2 million of unbilled accounts receivable at December 31, 2009 and 2008, respectively. Unbilled accounts receivable consist of future billings related to transactions with extended payment terms, as well as future billings for professional services performed but not yet invoiced to the customer. Unbilled accounts receivable related to professional services are generally invoiced the following month.

ATG records allowances for accounts receivable based upon a specific review of all outstanding invoices and unbilled accounts receivable, known collection issues and historical experience. ATG also records a provision for estimated sales returns and allowances on professional service fees in the same period the related revenues are recorded as a reduction to revenue. These estimates are based on historical sales returns, analysis of credit memo data and other known factors and are generally recorded as a reduction in revenue.

The following is a rollforward of the Company’s allowances:

	Beginning of		Deductions/	Balance at End
	Period	Additions	Write-Offs	of Period
	(In thousands)

Year Ended December 31, 2007	$447	$1,670	$(1,159)	$958

Year Ended December 31, 2008	$958	$677	$(401)	$1,234

Year Ended December 31, 2009	$1,234	$758	$(932)	$1,060

(f)	Cost of Product License Revenues

Cost of product license revenues primarily includes salary, benefits, and stock-based compensation for engineering staff and outsourced developers dedicated to the maintenance of products that are in general release, costs of fulfillment, external shipping costs, the amortization of technology acquired through acquisitions and licenses purchased in support of and used in the Company’s products and royalties paid to vendors whose technology is incorporated into the Company’s products and services.

(g)	Cost of Recurring Services Revenues

Cost of recurring services revenues primarily includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired through acquisitions and royalties paid to vendors whose technology is incorporated into recurring service products.

(h)	Cost of Professional and Education Services Revenues

Cost of professional and education services revenues primarily includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff, and third-party contractors.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands, except per share amounts)

Net income (loss)	$16,796	$3,799	$(4,187)

Weighted average common shares outstanding used in computing basic net income (loss) per share	126,842	128,534	127,528
Dilutive common stock equivalents	6,212	5,382	—

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income (loss) per share	133,054	133,916	127,528

Basic and diluted net income (loss) per share	$0.13	$0.03	$(0.03)

Anti-dilutive common stock equivalents	12,078	7,995	16,506

(j)	Cash, Cash Equivalents and Marketable Securities

ATG accounts for investments in marketable securities under ASC 320-10, Investments — Debt and Equity Securities (“ASC 320-10”). The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. Cash equivalents are investments with maturities at the date of acquisition of less than 90 days. Cash, cash equivalents, and marketable securities consist primarily of corporate obligations such as commercial paper and corporate bonds and institutional money market funds. They also include bank certificates of deposit and U.S. Government Treasury securities.

Prior to 2008, the Company classified all of its cash equivalents and marketable securities as held-to-maturity. In the first quarter of 2008, the Company transferred its marketable securities, except for bank certificates of deposit, to available-for-sale in accordance with ASC 320-10 due to having sold certain debt securities prior to their maturity dates in order to finance the acquisition of eShopperTools.com, Inc., dba CleverSet (“CleverSet”) CleverSet acquisition. The total transfer was $17.5 million (at amortized cost) of marketable securities with an unrealized loss of $1,000. The Company continues to classify bank certificates of deposit that are used to collateralize letters of credit as held-to-maturity securities, which are carried at amortized cost, as the Company has the positive intent and ability to hold them to maturity. The Company’s other readily marketable cash equivalents and marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). No securities were classified as trading. The Company classifies its investments as short-term or long-term based on their maturity dates.

Realized gains and losses, as well as interest and dividends on all securities, are included in earnings. No realized gains or losses were recorded during any of the years presented.

The Company periodically evaluates its investments for impairment. When a decline in fair value is deemed to be other-than-temporary, the Company records an impairment loss in the consolidated statement of operations. There were no other-than-temporary impairments of marketable securities in any of the years presented.

Unrealized gains and losses on available-for-sale securities consisted of a gross unrealized gain of $23,000 offset by a gross unrealized loss of $8,000 at December 31, 2009.

At December 31, 2009 and 2008, cash, cash equivalents, and marketable securities consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents:
Cash	$48,044	$42,894
Money market accounts	9,275	4,519

Total cash and cash equivalents	$57,319	$47,413

Marketable securities:
Maturities within 1 year:
U.S. Treasury securities	$8,166	$1,000
Certificates of deposit	4,095	2,744
Commercial paper	2,996	1,597
Corporate debt securities	6,837	8,229
Maturities within 1 to 3 years:
U.S. Treasury securities	5,009	—
Certificates of deposit	419	419
Corporate debt securities	692	8,229

Total marketable securities	$28,214	$13,989

(k)	Fair Value Measurement

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$9,275	$—	9,275	—
Short-term available-for-sale securities	18,000	8,166	$9,834	—
Long-term available-for-sale securities	5,701	5,009	$692	—

Total assets at fair value	$32,976	$13,175	$19,801	—

(l)	Restricted Cash

At December 31, 2009, the Company has collateralized $0.8 million in outstanding letters of credit with certificates of deposit. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases expiring through December 2018. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the leases.

(m)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. ATG records depreciation and amortization using the straight-line method. Property and equipment at December 31, 2009 and 2008 consisted of the following:

		December 31,
Asset Classification	Estimated Useful Life	2009	2008
		(In thousands)

Computer equipment	3 years	$14,801	$11,711
Leasehold improvements	Lesser of useful life or life of lease	2,923	2,618
Furniture and fixtures	5 years	814	686
Computer software	3 years	4,894	3,895

		23,432	18,910
Less — accumulated depreciation and amortization		(13,498)	(8,812)

		$9,934	$10,098

Depreciation and amortization expense related to property and equipment was $5.5 million, $4.6 million and $3.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

During 2008, in connection with the Company’s annual evaluation of its property and equipment for impairment, the Company identified $2.1 million of fully depreciated assets that were disposed of or no longer in use. As a result, the Company wrote off the cost basis and related accumulated depreciation for these fully depreciated assets with no impact to the statement of operations. No such write-offs were recorded in 2009 or 2007.

ATG reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. There were no impairment charges related to property and equipment in 2009, 2008, and 2007.

(n)	Research and Development Expenses for Software Products

The Company accounts for research and development costs for software products that are licensed to its customers in accordance with ASC 730-10, Accounting for Research and Development Costs, and ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which specifies that costs incurred internally to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the product. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Judgment is required in determining when technological feasibility is established. The Company believes that the time period from reaching technological feasibility until the time of general product release is very short. Costs incurred after technological feasibility is reached are not material, and accordingly, all such costs are charged to research and development expense as incurred.

Costs incurred to develop software applications used in the Company’s Optimization services and managed application hosting services are accounted for in accordance with ASC 350-10, Accounting for Computer Software Developed or Obtained for Internal Use. Costs capitalized consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. The Company evaluates any capitalized costs for impairment whenever conditions or events indicate that the carrying amount of the asset may not be recoverable.

Beginning in 2009 the Company reached the stage of development on certain e-commerce and managed application hosting services projects to begin capitalization of the external direct costs of services and direct internal labor costs incurred. The Company did not record any capitalized costs in 2008 or 2007. In 2009, the Company capitalized $0.6 million in costs, of which $0.1 million were placed in service. These capitalized costs are included in “property and equipment, net” on the consolidated balance sheets. The Company has evaluated these assets and has concluded that as of December 31, 2009 the amounts are not impaired.

(o)	Income taxes

ATG accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes. ASC 740-10 requires companies to recognize deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized (see Note 3). On January 1, 2007, the Company adopted ASC 740-10, Income Taxes, as it applies to accounting for uncertainty in income taxes, which did not result in an adjustment to its tax contingencies.

(p)	Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718-10, Compensation — Stock Compensation. As such, all share-based payments to employees, including grants of employee stock options, restricted shares and restricted share units, are recognized in the income statement based on their fair values at the date of grant. On January 1, 2006, ATG adopted ASC 718-10 using the modified prospective transition method as permitted under SFAS 123R. Under this transition method, compensation cost for the years ended December 31, 2009, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted before but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, results of operations and financial position for prior periods were not restated. See Note 4 for further information relating to stock-based compensation.

(q)	Comprehensive Income (Loss)

Accounting guidance requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. ATG’s comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

The components of accumulated other comprehensive income (loss) are as follows:

	As of December 31,
	2009	2008
	(In thousands)

Foreign currency translation adjustment	$(1,145)	$(2,240)
Unrealized gain (loss) on available-for-sale securities	15	(104)

	$(1,130)	$(2,344)

(r)	Concentration of Credit Risk

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

At December 31, 2009 and 2008, no customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of total revenues during the years ended December 31, 2009, 2008, and 2007.

(s)	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. During 2008, the Company acquired all of the outstanding shares of common stock of privately held eShopperTools.com, Inc., dba CleverSet (“CleverSet”). As a result of this acquisition, the Company recorded $8.1 million of goodwill.

The Company annually evaluates goodwill for impairment at December 1, and throughout the reporting period whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Because the Company has one reporting segment, it utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if impairment exists. No impairment of goodwill resulted from this evaluation of goodwill in any of the fiscal years presented.

The following table presents the changes in goodwill during 2009 and 2008:

	As of and For
	The Year Ended
	December 31,
	2009	2008
	(In thousands)

Balance at beginning of year	$65,683	$59,675
Acquisition of CleverSet	—	8,138
Collection of accounts receivable previously reserved	—	(121)
Release of valuation allowance on deferred tax assets related to NOLs from the Primus acquisition (Note 3)	—	(2,009)

	$65,683	$65,683

See Note 5 for additional information on the Company’s acquisitions.

(t)	Intangible Assets

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

Total intangible assets, which are being amortized, consisted of the following:

	December 31, 2009			December 31, 2008
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(In thousands)

Customer relationships	$11,660	$(10,232)	$1,428	$11,660	$(8,600)	$3,060
Purchased technology	$9,710	$(7,564)	$2,146	$9,710	$(5,770)	3,940
Trademarks	$1,400	$(910)	$490	$1,400	$(630)	770

Total intangible assets	$22,770	$(18,706)	$4,064	$22,770	$(15,000))	$7,770

Amortization expense related to intangible assets was $3.7 million, $4.3 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining amortization expense will be recognized over a weighted average period of approximately 1.4 years. At December 31, 2009, annual amortization expense for intangible assets is expected to be as follows:

Total
(In thousands)

2010	$3,032
2011	1,032

Total	$4,064

(u)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars. The functional currency of the Company’s foreign subsidiaries has generally been determined to be the local currency. ATG translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Before translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective ATG entity, resulting in unrealized gains or losses recorded in interest and other income, net in the accompanying consolidated statements of operations. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive income (loss) included in stockholders’ equity. During the years ended December 31, 2009, 2008, and 2007, the Company recorded net gains (losses) of approximately $(533,000), ($40,000) and $742,000, respectively, from realized foreign currency transactions gains and losses and the re-measurement of foreign currency denominated assets and liabilities.

(v)	Subsequent Events

The Company has evaluated all subsequent events through February 1, 2010, the date these financial statements were issued, and determined there are no material recognized or unrecognized subsequent events. Refer to Note 5 for a discussion of the acquisition of InstantService subsequent to December 31, 2009.

(w)	Recent Accounting Pronouncements

In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (the “Codification”). The Codification will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in ASC 105-10. All other accounting literature not included in the Codification is non-authoritative. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 had no impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC 805-10, Business Combinations. ASC 805-10 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805-10 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805-10 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420-10, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805-10 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The effect of the adoption of ASC 805-10 on income tax expense in 2009 was a reduction of $3.2 million. The adoption of ASC 805-10 could materially change the accounting for business combinations consummated subsequent to January 1, 2009, and was effective for the Company’s acquisition of InstantService.com, Inc. (“InstantService”) in January 2010. Acquisition-related costs related to the acquisition of InstantService were not material during 2009.

(2)	Disclosure About Segments of an Enterprise

Operating segments are components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is its chief executive officer. ATG views its operations and manages its business as one segment with three product offerings: software licenses, recurring services, and professional and education services. ATG evaluates these product offerings based on their respective revenues and gross margins. As a result, the financial information disclosed in the consolidated financial statements represents the material financial information related to ATG’s principal operating segment.

Revenues from foreign sources were approximately $56.3 million, $48.4 million and $43.4 million in 2009, 2008, and 2007, respectively. Revenues from foreign sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s product sales for the years ended December 31, 2009, 2008, and 2007, were delivered from ATG’s headquarters located in the United States.

The following table represents the percentage of total revenues by geographic region from customers for 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007

United States	69%	71%	68%
Europe, Middle East, Africa (excluding UK)	14%	15%	16%
United Kingdom (UK)	14%	12%	14%
Other	3%	2%	2%

	100%	100%	100%

(3)	Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$13,355	$3,097	$(7,280)
Foreign	3,453	2,292	3,526

	$16,808	$5,389	$(3,754)

The provision (benefit) for income taxes shown in the accompanying consolidated statements of operations is comprised of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Federal
Current	$(161)	$(102)	$9
Deferred	—	2,009	—
State
Current	269	59	—
Deferred	—	—	—
Foreign
Current	224	184	424
Deferred	(320)	(560)	—

	$12	$1,590	$433

The provision (benefit) for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2009	2008	2007

Federal tax at statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	3.3	4.7	(4.7)
Stock-based compensation	2.2	12.6	2.8
Meals and entertainment	2.6	3.5	3.4
Reversal of previously accrued taxes	(9.9)	—	—
Tax credits	(28.7)	(33.5)	(13.6)
Other, including foreign income and withholding taxes	4.1	(2.6)	1.3

Provision before valuation allowance	8.6	19.7	(45.8)

Increase (use) of fully reserved net operating losses	(8.5)	9.8	57.3

	(0.1)%	29.5%	11.5%

The approximate tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Restructuring	$5	$51
Depreciation and amortization	1,268	980
Deferred revenue	2,026	2,188
Reserves and accruals	627	686
Stock-based compensation	3,934	2,674
Capitalized expenses	9,100	13,112
Federal and state income tax credits	14,785	9,969
Net operating losses	67,840	70,691

Total gross deferred tax assets	99,585	100,351

Valuation allowance	(97,151)	(96,706)

Total deferred tax assets	2,434	3,645

Deferred tax liabilities:
Intangible assets	(1,554)	(3,085)

Net deferred tax assets	$880	$560

In connection with preparing its financial statements, the Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. The Company is also required to assess the need for a valuation allowance against deferred tax assets. As part of this assessment, the Company has considered its recent operating results, future taxable income projections, and all prudent and feasible tax planning strategies.

As of December 31, 2009 and 2008 the Company recognized a deferred tax asset of $0.9 million and $0.6 million, respectively in certain foreign jurisdictions that it believes will more likely than not be realized. The Company’s assessment was based upon its cumulative history of earnings before taxes for financial reporting purposes over a three-year period in those jurisdictions and an assessment as of December 31, 2009 and 2008 of its expected future results of operations related to its foreign operations.

As of December 31, 2009 and 2008 the Company maintained a full valuation allowance against its net U.S. deferred tax assets. The Company does not currently believe that it has sustained profitability over an appropriate time period and in amounts that are sufficient to support a conclusion that a valuation allowance is not required. The Company believes there is significant uncertainty in its future profits due to the growing breadth of its product mix and the effect it can have on the timing of revenue recognition, and the related effect on reported U.S. income. Assuming that, among other factors of positive and negative evidence, the Company meets its estimates of 2010 forecasted earnings, it may release a portion of its U.S. valuation allowance during the second half of 2010, which is consistent with the timing of the Company’s annual forecasting exercise. Additionally, in connection with the Company’s January 2010 acquisition of InstantService, during the first quarter of 2010 the Company will assess the acquired deferred tax assets and liabilities and may release a portion of its valuation allowance to offset acquired net deferred tax liabilities.

The valuation allowance increased overall by $0.4 million primarily as a result of the Company’s tax credit carryforward and foreign net operating losses which were previously netted against the Company’s reserve for uncertain tax positions. During 2008, $2.0 million of the reversal of the valuation allowance was recorded as a decrease to goodwill as the reduction related to the utilization of Primus pre-acquisition tax assets. The use of the previously unbenefitted acquired net operating losses did not require any payment by the Company and was recorded as income tax expense.

On January 1, 2009 the Company adopted ASC 805-10, Business Combinations, which changed the accounting for the utilization of acquired net operating losses. Prior to the effective date of the standard, the reduction to the valuation allowance in connection with the utilization of unbenefitted acquired net operating losses was recorded as a reduction to goodwill and a corresponding increase to income tax expense. Subsequent to the effective date of the standard, the reduction to the valuation allowance in connection with the utilization of unbenefitted acquired net operating losses is recorded as a reduction to the related deferred tax asset and a reduction to the related valuation allowance thereby causing no change in income tax expense. The effect of the adoption of the standard on income tax expense in 2009 was a reduction of $3.2 million.

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $165.0 million for federal income tax purposes, $102.0 million for state income tax purposes, and approximately $14.3 million for non-U.S. income tax purposes. The Company has an additional $37.3 million of federal net operating losses not reflected above, that are attributable to stock option exercises which will be recorded as an increase in additional paid — in capital on the balance sheet once they are “realized” in accordance with ASC 718-10, Compensation — Stock Compensation. The Company’s federal net operating losses will begin to expire in 2012 and its state net operating losses have already begun expiring. These tax attributes will continue to expire through 2027 if not utilized. The Company’s foreign net operating losses can be carried forward indefinitely. The Company also has available federal and state tax credit carryforwards of approximately $10.0 million and $7.4 million respectively. If not utilized, these carryforwards will expire at various dates beginning 2011 through 2027. If substantial changes in the Company’s ownership have occurred or should occur, as defined by Section 382 of the U.S. Internal Revenue Code (the “Code”), there could be annual limitations on the amount of carryforwards that can be realized in future periods. The Company has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on its ability to utilize these tax credit and operating loss carryforwards.

Since January 1, 2007, the Company has accounted for its uncertain tax positions in accordance with ASC 740-10, Income Taxes. The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

As of December 31, 2009, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $2.9 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

During the year ended December 31, 2009, the Company recorded an increase to its gross liability for unrecognized tax benefits of $0.2 million and also recorded a decrease of $3.5 million resulting from the lapse of the applicable statute of limitations in certain tax jurisdictions. The decreases resulted in an income tax benefit of

$1.7 million. The remaining increases and decreases had no net impact on the Company’s effective tax rate as they related to various uncertain tax positions in the Company’s tax net operating loss carryforward. At December 31, 2009 the Company recorded less than $0.1 million of interest and penalties in its statement of operations and has accrued $0.1 million of potential interest and penalties in its statement of financial position. If the uncertain tax positions are ultimately resolved in the Company’s favor, the tax provision in any future periods would be favorably affected by approximately $0.4 million.

A reconciliation of the gross allowance for uncertain tax positions is as follows (in thousands):

	December 31,
	2009	2008

Balance at January 1	$3,673	$4,294
Increases for tax positions taken during a prior period	195	—
Decreases for tax positions taken during the current period	—	(39))
Decreases relating to settlements	—	(582)
Decreases resulting from the expiration of the statute of limitations	(3,537)	—

Balance at December 31	$331	$3,673

The Company believes that it is reasonably possible that its gross allowance for uncertain tax positions will decrease by up to $0.1 million over the next twelve month period as a result of the expiration of the statutes of limitations within certain tax jurisdictions.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is generally subject to examinations by U.S. federal and state tax authorities from 1992 to the present as the U.S. Company has historically generated federal and state tax losses and tax credits since inception which, if utilized in future periods, may subject some or all periods to examination. The Company is generally subject to examinations by foreign tax authorities from 2002 to the present.

(4)	Stock-Based Compensation and Stockholders’ Equity

Equity Compensation Plans

The Company grants, or has granted, stock options and other stock and stock-based awards under the following equity compensation plans:

1996 Stock Option Plan

In April 1996, the Company’s Board of Directors and stockholders adopted and approved the 1996 Stock Option Plan (“the 1996 Plan”). At December 31, 2009, there were 32,000,000 shares authorized for issuance under the 1996 Plan, as amended. The Board of Directors administers the 1996 Plan and has the authority to designate participants, determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest quarterly over a two to four-year period and expire 10 years from the date of grant. As of December 31, 2009, there were 4,259,930 shares available for future grant under the 1996 Plan.

1999 Outside Director Stock Option Plan

In May 1999, the Board of Directors and stockholders adopted and approved the 1999 Outside Director Stock Option Plan (“Director Plan”). Under the terms of the Director Plan, as amended, non-employee directors of ATG receive nonqualified options to purchase shares of ATG’s common stock restricted stock awards, and restricted stock unit awards. The Director Plan terminates December 31, 2013 if it is not otherwise extended. As of December 31, 2009, there were 641,564 shares available for future grant under the Director Plan.

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

1999 Employee Stock Purchase Plan

In May 1999, the Board of Directors and stockholders adopted and approved the 1999 Employee Stock Purchase Plan (“the Stock Purchase Plan”). The Stock Purchase Plan, as amended, authorizes the issuance of up to a total of 8,000,000 shares of ATG’s common stock to participating employees. All of the Company’s employees, including directors who are also employees, are eligible to participate in the Stock Purchase Plan. During each designated quarterly offering period, each eligible employee may deduct between 1% and 10% of base pay to purchase shares of our common stock. The purchase price is 85% of the closing market price of the Company’s common stock on either: (1) the first business day of the offering period or (2) the last business day of the offering period, whichever is lower. As of December 31, 2009, there were 1,528,009 shares available for future issuance under the Stock Purchase Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Information pertaining to stock options granted during the years ended December, 31, 2009, 2008 and 2007 and related assumptions are noted in the following table:

	Years Ended December 31,
Stock Options	2009	2008	2007

Options granted (in thousands)	1,526	1,639	1,478
Weighted-average exercise price	$3.20	$3.63	$2.86
Weighted average grant date fair value	$2.07	$2.46	$2.25
Assumptions:
Expected volatility	68.5%	73.9%	95.3%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	2.51%	3.19%	4.33%
Expected dividend yield	0%	0%	0%

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

Stock-Based Compensation Expense

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Expected forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied a forfeiture rate of 9% to all unvested options as of December 31, 2009. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company recorded $8.9 million, $7.9 million and $5.8 million in stock-based compensation expense for the years ended December 31, 2009, 2008, and 2007, respectively.

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock option plans as of December 31, 2009 and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining
	Number	Exercise Price	Contractual Term	Aggregate
	of Options	Per Share	in Years	Intrinsic Value
	(In thousands, except weighted average exercise price and
	weighted average remaining contractual term in years)

Outstanding, December 31, 2008	13,424	$2.80
Granted	1,526	3.20
Exercised	(1,257)	1.69
Cancelled	(690)	5.15

Outstanding, December 31, 2009	13,003	$2.83	5.7	$30,058

Exercisable, December 31, 2009	10,156	$2.72	4.9	$26,487

Options vested or expected to vest at December 31, 2009(1)	12,684	$2.82	5.7	$29,708

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2009, 2008, and 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.8 million, $2.3 million, and $3.3 million, respectively. The total amount of cash received from exercise was $2.1 million, $2.3 million, and $2.0 million in 2009, 2008, and 2007, respectively.

A summary of the Company’s restricted stock and restricted stock unit (“RSU(s)”) award activity as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	and RSU’s	Per Share
	(In thousands, except
	per share amounts)

Non-Vested shares outstanding at December 31, 2008	3,763	$3.17
Awards granted	3,169	$2.65
Restrictions lapsed	(1,184)	$3.10
Awards forfeited	(302)	$3.12

Non-Vested shares outstanding at December 31, 2009	5,446	$2.89

In 2007, the Company began granting RSUs to executives, employees and members of the Board of Directors. During the years ended December 31, 2009 and 2008, the Company granted 3.2 million and 2.6 million RSUs, respectively, to employees and members of the Board of Directors. The fair value of the RSUs is based on the market value of ATG’s common stock price on the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period provided there are no performance-based measures. The Company has applied a forfeiture rate of 18% to its RSUs as of December 31, 2009. The RSUs provide the holder with the right to receive shares of ATG common stock upon vesting.

RSUs granted to employees generally vest over four years. A majority of the RSUs vest based on the lapsing of time. A portion of the RSUs granted to executives are subject to performance criteria. Of the RSUs outstanding at December 31, 2009 1.3 million were performance-based. For the year ended December 31, 2009, the level of the performance measures achieved by the Company was such that the executives will receive 92% of the shares subject to the RSU’s granted in 2009, provided that they remain employed by the Company for the remaining service period. The fair value of these performance-based awards is being recognized over the requisite service period under the accelerated method. The performance-based RSUs granted in 2009 and 2008 contain additional provisions which, if achieved, would result in the immediate vesting of the awards. At December 31, 2009, the achievement of these additional provisions is not deemed probable by the Company. As of December 31, 2009, the unrecognized compensation expense related to restricted shares and RSUs is $10.8 million.

Stock compensation expense related to RSUs and restricted stock awards made to employees and non-employee directors was $5.2 million, $3.6 million, and $1.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

During the years ended December 31, 2009, 2008, and 2007, the total fair value of RSUs vested was $3.1 million, $1.6 million, and $0.5 million, respectively.

As of December 31, 2009, there was $15.9 million of total unrecognized compensation cost related to unvested awards of stock options, restricted stock and RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Shareholder Rights Plan

On September 26, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan (“the Shareholder Rights Plan”) pursuant to which preferred stock purchase rights (“Right(s)”) were distributed to stockholders as a dividend at the rate of one Right for each share of common stock held of record as of the close of business on October 9, 2001. The Shareholder Rights Plan was adopted to enable the Board of Directors to protect the interests of stockholders in the event of a takeover attempt that is coercive or the Board otherwise considers not to be in the best interests of stockholders. The Shareholder Rights Plan expires in September 2011.

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

(5)	Acquisitions

Acquisition of InstantService

On January 8, 2010, the Company acquired all of the outstanding shares of common stock of privately held InstantService for a purchase price of approximately $17.0 million. The results of InstantService will be included in the Company’s results from the date of the acquisition. The purchase of InstantService augments the Company’s optimization service offerings with additional click-to-chat functionality and adds an e-mail management solution. At the date of the acquisition, InstantService had more than 300 customers.

The Company has determined that the acquisition of Instant Service, Inc. was a non-material business combination under the guidance of ASC Topic 805, Business Combinations, formerly known as Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”). As such, pro forma disclosures are not required and will not be presented within this or future filings. The company is in the process of determining the allocation of purchase price.

Acquisition of CleverSet

On February 5, 2008, the Company acquired all of the outstanding shares of common stock of privately held CleverSet for a purchase price of approximately $9.4 million, comprised of $9.2 million paid to the shareholders, including the extinguishment of convertible debt, and acquisition costs of $0.2 million. The purchase of CleverSet augmented the Company’s optimization service offerings with CleverSet’s automated personalization engines, which present e-commerce visitors with relevant recommendations and information designed to increase conversion rates and order size.

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

	Year Ended December 31,
	2008	2007
	(In thousands)

Pro forma revenue	$164,739	$138,733
Pro forma net income (loss)	3,262	(7,416)
Pro forma net income (loss) per share — basic and diluted	$0.02	$(0.06)

(6)	Commitments and Contingencies

Leases

ATG has offices, primarily for sales and support personnel, in seven domestic locations as well as four foreign countries. At December 31, 2009, ATG’s bank had issued $0.8 million of letters of credit in favor of various landlords to secure obligations under its leases, which expire through 2010. In addition, the Company has operating leases related to equipment, some of which include purchase options at the end of the lease term.

The future minimum payments under operating leases as of December 31, 2009, were as follows (in thousands):

2010	$3,416
2011	3,687
2012	3,527
2013	3,594
2014	3,543
Thereafter	13,939

Total future minimum lease payments	$31,706

The Company recorded rent expense of $3.5 million, $4.4 million and $3.4 million and for the years ended December 31, 2009, 2008 and 2007, respectively

Indemnifications

The Company in general agrees to indemnification provisions in its software license agreements and real estate leases in the ordinary course of its business.

With respect to software license agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property rights of others. The software license agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company believes such laws and practices, along with its internal development processes and other policies and practices, limit its exposure related to the indemnification provisions of the software license agreements. However, in recent years there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. From time to time, the Company’s customers have been subject to third party patent claims, and the Company has agreed to indemnify these customers from claims to the extent the claims relate to the Company’s products.

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

(7)	Employee Benefit Plan

The Company sponsors employee benefits plans covering substantially all employees. The employee benefit plans allow eligible employees to make salary-deferred contributions subject to certain U.S. Internal Revenue Service limitations and similar legislation in foreign jurisdictions where the Company has employees. The Company may contribute to the employee benefit plans at its discretion. The Company contributed $1.4 million in 2009, $1.1 million in 2008, and $1.0 million in 2007 as matching payments under the plan.

(8)	Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(In thousands)

Compensation and benefits	$9,966	$8,358
Income taxes	707	209
Outside contractor and professional fees	4,229	3,391
VAT and sales and use taxes	2,463	3,298
Other	1,508	3,619

	$18,873	$18,875

(9)	Litigation

In December 2001, a purported class action complaint was filed against the Company’s wholly owned subsidiary Primus Knowledge Solutions, Inc., two former officers of Primus and the underwriters of Primus’ 1999 initial public offering. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, primarily based on the allegation that the underwriters received undisclosed compensation in connection with Primus’ initial public offering. The litigation has been coordinated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period. The parties have reached a global settlement of the litigation under which insurance will pay the full amount of the settlement share allocated to Primus, and Primus bears no financial liability. In October 2009, the Court issued an order granting final approval of the settlement. Certain objectors are appealing the final order. While the Company cannot predict the outcome of the litigation, it does not expect any material adverse impact to its business, or the results of its operations, from this matter.

The Company’s industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of the Company’s competitors in the e-commerce software and services market have filed or may file patent applications covering aspects of their technology that they may claim the Company’s technology infringes. Such competitors could make claims of infringement against the Company with respect to the Company’s products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege the Company’s current or future products or services infringe may make claims of infringement against the Company or the Company’s customers. The Company’s agreements with its customers typically require it to indemnify them against claims of intellectual property infringement resulting from their use of the Company’s products and services. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations, and certain of its customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by the Company’s products or services. Any litigation over intellectual property rights, whether brought by the Company or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company or its customers are accused of infringement might cause product shipment or service delivery delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. ATG could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s financial position, results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

(10)	Share Repurchase Program

On October 27, 2009 the Company’s Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $25.0 million of its outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This new authorization is in addition to the remaining $3.9 million under the Company’s existing $20.0 million repurchase program authorized in April of 2007. During the years ended December 31, 2009, 2008, and 2007, the Company repurchased 1,084,594 shares, 4,618,541 shares and 986,960 shares of its common stock at a cost of $4.3 million, $8.9 million, and $2.9 million, respectively. For the life of the stock repurchase program through December 31,2009, the Company has repurchased 6,690,095 shares of its common stock at a cost of $16.1 million.

(11)	Quarterly Results of Operations (Unaudited)

The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands, except per share amounts)

Total revenues	$41,911	$44,427	$43,381	$49,663
Gross profit	27,322	29,743	27,560	33,830
Net income	2,974	4,620	3,963	5,239
Basic and diluted net income per share	$0.02	$0.04	$0.03	$0.04

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share amounts)

Total revenues	$36,530	$41,920	$40,794	$45,397
Gross profit	21,623	25,665	25,251	30,220
Net income (loss)	(842)	348	786	3,507
Basic and diluted net income (loss) per share	$(0.01)	$0.00	$0.01	$0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Management’s Report on Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2009 based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2009. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Art Technology Group, Inc.

We have audited Art Technology Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Art Technology Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Art Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Art Technology Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 of Art Technology Group, Inc. and our report dated February 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 1, 2010

3.	Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (SEC) not later than April 30, 2010 (the “Definitive Proxy Statement”), including under the headings “Election of Class II Directors,” “Background Information About Directors Continuing in Office.” “Information About Executive Officers,” “Compliance with Section 16(a) of The Exchange Act” and “Corporate Governance.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://www.atg.com/about-atg/investors/corporate-governance/conduct.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

•	Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedule

The information required by Schedule II, Valuation and Qualifying Accounts, is contained in Item 8 in the Notes to the Consolidated Financial Statements. All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because information required is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

Documents listed below, except for documents followed by references to other filings, are being filed as exhibits. Documents followed by references to other filings are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the “Act”), reference is made to such documents as previously filed as exhibits with the SEC. Our file number under the Act is 000-26679.

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

3.1		Amended and Restated Certificate of Incorporation		S-8	June 12, 2003	4.1
3.2		Amended and Restated By-Laws of Art Technology Group, Inc. (as further amended and adopted April 17, 2008)		8-K	April 23, 2008	3.1
4.1		Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (SEC file no. 000-26679)		8-K	October 2, 2001	4.1
10	.1*	Amended and Restated 1996 Stock Option Plan (including forms of agreements)		10-K	March 2, 2009	10.1
10	.2*	Form of Restricted Stock Unit Agreement with Performance-Based Vesting		8-K	March 30, 2009	99.2
10	.3*	Form of Restricted Stock Unit Agreement with Time-Based Vesting		8-K	March 30, 2009	99.2
10	.4*	Amended and Restated 1999 Outside Director Stock Option Plan (including forms of agreements)		10-Q	August 7, 2007	10.2
10	.5*	1999 Employee Stock Purchase Plan		S-8	November 2, 2009	4.5
10.6		Primus 1999 Non-Officer Stock Option Plan		10-K	March 16, 2005	10.4
10.7		Primus 1999 Stock Incentive Compensation Plan, as amended		8-K	April 25, 2007	99.3

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

10	.8*	General Change-in-Control Policy for Employees		10-Q	November 9, 2004	10.21
10	.9*	Amended and Restated Employment Agreement dated April 14, 2008 with Robert Burke		10-Q	May 12, 2008	10.3
10	.10*	Offer letter with Julie M.B. Bradley dated July 6, 2005		10-Q	November 8, 2005	10.9
10.11		Offer letter with Andrew Reynolds dated July 23, 2007		10-K	March 17, 2008	10.10
10	.12*	Offer letter with Nina P. McIntyre dated January 27, 2009		10-K	March 2, 2009	10.10
10	.13*	Form of Change in Control Agreement by and among Art Technology Group, Inc. and Executive Management Team Members, dated April 14, 2008		10-Q	May 12, 2008	10.4
10	.14*	2009 Executive Management Compensation Plan		8-K	March 30, 2009	99.1
10.15		Amended and Restated Non-Employee Director Compensation Plan, as amended on September 16, 2008		10-Q	November 7, 2008	10.1
10.16		Lease agreement dated May 6, 2006 with RREEF America REIT II Corp. PPP		10-Q	May 10, 2006	10.33
10.17		Second Amendment to Lease dated December 18, 2009 with RREEF America REIT II Corp PPP		8-K	December 23, 2009	10.1
21.1		Subsidiaries	X
23.1		Consent of Ernst & Young LLP	X
31.1		Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101††		The following materials from Art Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan.

††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 1, 2010.

ART TECHNOLOGY GROUP, INC.
(Registrant)

By:	/s/ ROBERT D. BURKE
Robert D. Burke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of February 1, 2010.

Name	Title

/s/ ROBERT D. BURKE Robert D. Burke	Chief Executive Officer and President (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL A. BROCHU Michael A. Brochu	Director

/s/ DAVID B. ELSBREE David B. Elsbree	Director

/s/ JOHN R. HELD John R. Held	Director

/s/ ILENE H. LANG Ilene H. Lang	Director

/s/ MARY E. MAKELA Mary E. Makela	Director

/s/ DANIEL C. REGIS Daniel C. Regis	Chairman of the Board

/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director

EXHIBIT INDEX

			Filed with
			This	Incorporated by Reference
Exhibit			Form			Exhibit
No.		Description	10-K	Form	Filing Date	No.

3.1		Amended and Restated Certificate of Incorporation		S-8	June 12, 2003	4.1
3.2		Amended and Restated By-Laws of Art Technology Group, Inc. (as further amended and adopted April 17, 2008)		8-K	April 23, 2008	3.1
4.1		Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (SEC file no. 000-26679)		8-K	October 2, 2001	4.1
10	.1*	Amended and Restated 1996 Stock Option Plan (including forms of agreements)		10-K	March 2, 2009	10.1
10	.2*	Form of Restricted Stock Unit Agreement with Performance-Based Vesting		8-K	March 30, 2009	99.2
10	.3*	Form of Restricted Stock Unit Agreement with Time-Based Vesting		8-K	March 30, 2009	99.2
10	.4*	Amended and Restated 1999 Outside Director Stock Option Plan (including forms of agreements)		10-Q	August 7, 2007	10.2
10	.5*	1999 Employee Stock Purchase Plan		S-8	November 2, 2009	4.5
10.6		Primus 1999 Non-Officer Stock Option Plan		10-K	March 16, 2005	10.4
10.7		Primus 1999 Stock Incentive Compensation Plan, as amended		8-K	April 25, 2007	99.3
10	.8*	General Change-in-Control Policy for Employees		10-Q	November 9, 2004	10.21
10	.9*	Amended and Restated Employment Agreement dated April 14, 2008 with Robert Burke		10-Q	May 12, 2008	10.3
10	.10*	Offer letter with Julie M.B. Bradley dated July 6, 2005		10-Q	November 8, 2005	10.9
10.11		Offer letter with Andrew Reynolds dated July 23, 2007		10-K	March 17, 2008	10.10
10	.12*	Offer letter with Nina P. McIntyre dated January 27, 2009		10-K	March 2, 2009	10.10
10	.13*	Form of Change in Control Agreement by and among Art Technology Group, Inc. and Executive Management Team Members, dated April 14, 2008		10-Q	May 12, 2008	10.4
10	.14*	2009 Executive Management Compensation Plan		8-K	March 30, 2009	99.1
10.15		Amended and Restated Non-Employee Director Compensation Plan, as amended on September 16, 2008		10-Q	November 7, 2008	10.1
10.16		Lease agreement dated May 6, 2006 with RREEF America REIT II Corp. PPP		10-Q	May 10, 2006	10.33
10.17		Second Amendment to Lease dated December 18, 2009 with RREEF America REIT II Corp PPP		8-K	December 23, 2009	10.1
21.1		Subsidiaries	X
23.1		Consent of Ernst & Young LLP	X
31.1		Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Filed with
		This	Incorporated by Reference
Exhibit		Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101††	The following materials from Art Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan.

††	Furnished herewith