Form 10-Q
period 2010-03-31
ART TECHNOLOGY GROUP INC
filed 2010-05-07
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2010 there were 157,012,768 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$60,249	$57,319
Marketable securities (including restricted cash of $50 at March 31, 2010 and December 31, 2009)	78,454	21,775
Accounts receivable (net of reserves of $581 and $1,060 at March 31, 2010 and December 31, 2009, respectively)	36,385	41,522
Deferred costs, current	1,216	767
Deferred tax asset	430	430
Prepaid expenses and other current assets	4,934	3,359

Total current assets	181,668	125,172
Property and equipment, net	11,347	9,934
Deferred costs, less current portion	2,025	1,387
Marketable securities (including restricted cash of $738 at March 31, 2010 and December 31, 2009)	30,412	6,439
Deferred tax asset, less current portion	450	450
Other assets	1,944	907
Intangible assets, net	9,600	4,064
Goodwill	77,555	65,683

Total Assets	$315,001	$214,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,477	$5,720
Accrued expenses	17,134	18,873
Deferred revenue, current portion	42,661	42,640

Total current liabilities	63,272	67,233

Deferred revenue, less current portion	15,659	10,356
Other liabilities	1,527	536
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized - 10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized - 200,000,000 shares; 163,552,314 shares and 134,117,921 shares issued, respectively; and 156,862,219 shares and 127,427,826 shares outstanding, respectively at March 31, 2010 and December 31, 2009	1,636	1,341
Additional paid-in capital	423,747	326,925
Accumulated deficit	(173,091)	(175,150)
Treasury stock, at cost (6,690,095 shares at March 31, 2010 and December 31, 2009)	(16,075)	(16,075)
Accumulated other comprehensive loss	(1,674)	(1,130)

Total stockholders’ equity	234,543	135,911

Total Liabilities and Stockholders’ Equity	$315,001	$214,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Product licenses	$12,857	$12,930
Recurring services	26,670	23,103
Professional and education services	5,197	5,878

Total revenue	44,724	41,911

Cost of Revenue:
Product licenses	534	390
Recurring services	9,716	8,897
Professional and education services	4,840	5,302

Total cost of revenue	15,090	14,589

Gross Profit	29,634	27,322

Operating Expenses:
Research and development	8,661	7,470
Sales and marketing	14,429	12,288
General and administrative	5,125	4,489

Total operating expenses	28,215	24,247

Income from operations	1,419	3,075
Interest and other income (expense), net	(221)	211

Income before income taxes	1,198	3,286
Provision (benefit) for income taxes	(861)	312

Net income	$2,059	$2,974

Basic net income per share	$0.01	$0.02

Diluted net income per share	$0.01	$0.02

Basic weighted average common shares outstanding	146,157	126,113

Diluted weighted average common shares outstanding	154,514	129,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,059	$2,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,764	2,263
Stock-based compensation expense	2,361	1,955
Amortization of investment premiums	308	—
Non-cash deferred tax benefit	(1,073)	—
Net changes in current assets and liabilities:
Accounts receivable	6,094	4,527
Prepaid expenses and other current assets	(1,396)	319
Deferred costs	(1,086)	234
Accounts payable	(2,593)	1,345
Accrued expenses and other liabilities	(2,081)	(3,381)
Deferred revenue	4,192	(1,999)
Accrued restructuring	—	(146)

Net cash provided by operating activities	9,549	8,091

Cash Flows from Investing Activities:
Purchases of marketable securities	(84,018)	(1,929)
Maturities of marketable securities	2,968	5,243
Purchases of property and equipment	(2,342)	(1,329)
Increase in other assets	(1,000)	—
Acquisition of business, net of cash acquired	(15,140)	—

Net cash provided by (used in) investing activities	(99,532)	1,985

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	476	149
Proceeds from employee stock purchase plan	298	242
Net proceeds from equity offering	94,968	—
Repayment of acquired debt	(1,573)	—
Payments of employee restricted stock tax withholdings	(990)	(383)

Net cash provided by financing activities	93,179	8

Effect of foreign exchange rate changes on cash and cash equivalents	(266)	(276)

Net increase in cash and cash equivalents	2,930	9,808

Cash and cash equivalents, beginning of period	57,319	47,413

Cash and cash equivalents, end of period	$60,249	$57,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (1) Organization, Business and Summary of Significant Accounting Policies
     Art Technology Group, Inc. (“ATG” or the “Company”) develops and markets a comprehensive suite of e-commerce software products, and provides related services including support and maintenance, education, application hosting, professional services and eStara Optimization service solutions for enhancing online sales and support.
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
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
     (c) Accounts Receivable
     Accounts receivable represents amounts currently due from customers. Accounts receivable also include $4.4 million and $2.5 million of unbilled accounts receivable at March 31, 2010 and December 31, 2009, respectively. Unbilled accounts receivable consist of future billings related to transactions with extended payment terms, as well as future billings for professional services performed but not yet invoiced to the customer. Unbilled accounts receivable related to professional services are generally invoiced the following month.
     ATG records bad debt allowances for accounts receivable based upon a specific review of all outstanding invoices and unbilled accounts receivable, known collection issues, and historical experience. ATG also records a provision for estimated allowances on professional service fees and hosting fees in the same period the related revenues are recorded as a reduction to revenue. These estimates are based on historical allowances, analysis of credit memo data, and other known factors and are generally recorded as a reduction in revenue.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (d) Revenue Recognition
     ATG derives revenue from the following sources: (1) perpetual software licenses, (2) recurring services, which are comprised of support and maintenance services, application hosting services and Optimization services, and (3) professional and education services. ATG sells certain of these product and service offerings individually or more commonly in multiple element arrangements under various arrangements as follows: 1. Sale of Perpetual Software Licenses and Professional and Education Services, 2. Sale of Application Hosting Services, and 3. Sale of Optimization Services.
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
     ATG’s standard payment terms are normally within 90 days. The Company in some circumstances provides extended payment terms, and in certain cases considers amounts payable beyond 90 days but less than 12 months to be fixed or determinable. In such cases, judgment is required in evaluating the creditworthiness of the customer and the likelihood of a concession. The Company monitors its ability to collect amounts due under the stated contractual terms of such arrangements and to date has not experienced any concessions to this class of customer. If in the future the Company experiences adverse changes in its ability to collect without concession the amounts due under arrangements involving extended payment terms to this class of customer, it may no longer be able to conclude that such amounts are fixed or determinable and probable of collection, which could adversely affect the Company’s revenue in future periods.
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
     Many of the Company’s software arrangements also include professional services for consulting implementation services sold separately under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
under ASC 985-605, Software Revenue Recognition. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements is generally recognized as the services are performed on a time and materials basis.
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
2. Sales of Application Hosting Services
     ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing the software as a service solution to the customer in an arrangement in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with ASC 985-605, Software Revenue Recognition, ASC 605-10, Revenue Recognition, and ASC 605-25, Multiple Element Arrangements.
     In accordance with ASC 985-605, these arrangements are generally within the scope of ASC 605-10, and the Company therefore applies the provisions of ASC 605-10 and ASC 605-25, and accounts for the arrangement as a service contract. Pursuant to ASC 605-25, all elements of the arrangement are considered to be one unit of accounting. The elements in these arrangements generally include set-up and implementation services, support and maintenance services, the monthly hosting service and in certain instances a perpetual software license. All fees received up-front under these arrangements, regardless of the nature of the element, are deferred until the application hosting service commences, which is referred to as the “site-delivered” date. Upon site-delivered, the up-front fees and hosting service fees are recognized ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years.
3. Sales of Optimization Services
     ATG derives revenue from Optimization services, which are hosted services providing ATG’s customers with click-to-call, click-to-chat and recommendations services. Optimization services are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution, which are typically contracted for a one-year term. The Company recognizes revenue on a monthly basis as the services are provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances Optimization services are bundled with ATG software arrangements, which typically include perpetual software licenses, support and maintenance services and professional services for the perpetual software license. In these situations the Company accounts for the arrangements in accordance with ASC 985-605. The Company does not have VSOE of fair value for Optimization services, as such the up-front fees received under the arrangement regardless of the nature of the element are deferred and recognized ratably over the period of providing the Optimization services, provided that the professional services, if applicable, have commenced.
     In certain instances, the Company sells perpetual software licenses with application hosting services and Optimization services. In these situations the Company accounts for the arrangements in accordance with ASC 605-10. All elements in the arrangement for which the Company receives up-front fees are recognized as revenue ratably over the period of providing the related service or estimated life of the customer arrangement, whichever is longer.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company allocates and classifies revenue in its statement of operations based on its evaluation of VSOE of fair value, or an estimate of fair value when VSOE has not been established, available for each applicable element of the transaction: professional services, support and maintenance services, application hosting services, and/or Optimization services. ATG uses the residual method to determine the amount of revenue to allocate to product license revenue. The fee for each element is recognized ratably, and as such, a portion of software license revenue recorded in the statement of operations is from these ratably recognized arrangements.
     (e) Comprehensive Income
Accounting guidance requires financial statements to include the reporting of comprehensive income, which includes net income and certain transactions that have generally been reported in the statement of stockholders’ equity. ATG’s comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
     The components of accumulated other comprehensive income are as follows:

	March 31,	March 31,
	2010	2009
	(in thousands)
Net income	$2,059	$2,974
Net changes in:
Foreign currency translation adjustment	(415)	(312)
Unrealized gain (loss) on available-for-sale securities	(129)	51

Total comprehensive income	$1,515	$2,713

     (f) Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject ATG to concentrations of credit risk consist principally of marketable securities and accounts receivable. ATG maintains cash, cash equivalents and marketable securities with durations of twenty-three months or less.
     The Company sells its products and services to customers in a variety of industries, including consumer retail, financial services, manufacturing, communications and technology, travel, and media and entertainment. The Company has credit policies and standards and routinely assesses the financial strength of its customers through continuing credit evaluations. The Company generally does not require collateral or letters of credit from its customers.
     At March 31, 2010 and December 31, 2009, no customer accounted for more than 10% of accounts receivable. No single customer accounted for more than 10% of total revenues during the three months ended March 31, 2010 and 2009.
     (g) New Accounting Pronouncements
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In February 2010, the FASB issued ASU 2010-09 Subsequent Events. ASU 2010-09 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASU 2010-09 had no impact on the Company’s financial condition or results of operations.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820-10, Fair Value Measurements and Disclosures. ASU 2010-06 requires additional disclosures for transfers in and out of Levels 1 and 2 fair value classifications and for activity in Level 3 and clarifies certain other existing disclosure requirements. It also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The Company adopted ASU 2010-06 beginning January 15, 2010. This adoption had no impact on the Company’s financial position, results of operations or cash flows.
     (2) Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. The assumed proceeds under the treasury stock method include the average unrecognized compensation expense of dilutive stock options and restricted stock awards. This results in the “assumed” buyback of additional shares thereby reducing the dilutive impact of stock options and restricted stock awards.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income	$2,059	$2,974
Weighted average common shares outstanding used in computing basic net income per share	146,157	126,113
Dilutive employee common stock equivalents	8,357	3,255

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	154,514	129,368

Basic net income per share	$0.01	$0.02

Diluted net income per share	$0.01	$0.02

Anti-dilutive common stock equivalents	11,083	14,400

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (3) Stock-Based Compensation
Grant-Date Fair Value of Stock Options
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. Information pertaining to stock options granted during the three months ended March 31, 2010 and 2009 and related weighted average assumptions is as follows:

	Three Months Ended March 31,
Stock Options	2010	2009
Options granted (in thousands)	1,184	614
Weighted-average exercise price	$4.53	$2.16
Weighted-average grant date fair value	$2.86	$1.40
Assumptions:
Expected volatility	67%	71%
Expected term (in years)	6.25	6.25
Risk-free interest rate	2.85%	1.98%
Expected dividend yield	—	—
     Expected volatility — The Company has determined that the historical volatility of its common stock is the best indicator of the future volatility of its common stock, and therefore uses historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated for the period that is commensurate with the stock option’s expected term.
     Expected term — The expected term of an option is based on the historical experience for the population of option holders.
     Risk-free interest rate — The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term is used as the risk-free interest rate.
     Expected dividend yield — The Company’s Board of Directors historically has not declared cash dividends and does not expect to issue cash dividends in the future.
     The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Expected forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied a forfeiture rate of 9% to all unvested options as of March 31, 2010. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Award Activity
     A summary of the activity under the Company’s stock option plans as of March 31, 2010 and changes during the three-month period then ended is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term in Years	Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2009	13,003	$2.83
Options granted	1,184	4.53
Options exercised	(203)	2.35
Options forfeited	(119)	6.24

Options outstanding at March 31, 2010	13,865	2.95	5.8	$28,279

Options exercisable at March 31, 2010	10,347	2.68	4.8	25,779

Options vested or expected to vest at March 31, 2010 (1)	13,393	2.92	5.7	28,022

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
     During the three months ended March 31, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.4 million and $0.1 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.5 million and $0.1 million, respectively.
     Restricted Stock Awards
     A summary of the Company’s restricted stock and restricted stock unit (“RSU”) award activity for the three months ended March 31, 2010 is presented below:

		Weighted
	Restricted	Average Grant
	Stock and	Date Fair Value
	RSUs	Per Share
	(in thousands)
Non-vested shares outstanding at December 31, 2009	5,446	$2.89
Awards granted	1,336	4.12
Restrictions lapsed	(645)	2.95
Awards forfeited	(96)	2.92

Non-vested shares outstanding at March 31, 2010	6,041	3.14

     During the three months ended March 31, 2010, the Company granted 1.3 million RSUs to employees. The fair value of the RSUs is based on the market value of ATG’s common stock price on the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period provided there are no performance-based measures. The Company has applied a forfeiture rate of 18% to its RSUs as of March 31, 2010. The RSUs provide the holder with the right to receive shares of ATG common stock upon vesting.
     RSUs granted to employees generally vest over four years. A majority of the RSUs vest based on the lapsing of time. A portion of the RSUs granted to executives are subject to performance criteria. Of the RSUs outstanding at March 31, 2010 1.3 million were performance-based. The fair value of these performance based awards is being recognized over the requisite service period under the accelerated method. The performance-based RSUs granted in 2009, 2008, and 2007 contain an additional condition which, if achieved, would result in the immediate vesting of the awards. At March 31, 2010, the achievement of this additional condition is not deemed probable by the Company.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As of March 31, 2010, there was $21.3 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 2.3 years.
     The Company recorded $2.4 million and $2.0 million in total stock-based compensation expense for stock options and restricted stock awards for the three months ended March 31, 2010 and 2009, respectively.
     (4) Disclosures About Segments of an Enterprise
     Operating segments are components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is its Chief Executive Officer. ATG views its operations and manages its business as one segment with three product offerings: software licenses, recurring services, and professional and education services. ATG evaluates these product offerings based on their respective revenues and gross margins. As a result, the financial information disclosed in the consolidated financial statements represents the material financial information related to our principal operating segment.
     Revenues from foreign sources were approximately $11.6 million and $13.6 million for the three months ended March 31, 2010 and 2009, respectively. Revenues from foreign sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s product sales for the three months ended March 31, 2010 and 2009, were delivered from ATG’s headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three months ended March 31, 2010 and March 31, 2009:

	Three months ended
	March 31,
	2010	2009
United States	74%	66%
United Kingdom (UK)	10%	25%
Europe, Middle East and Africa (excluding UK)	10%	8%
Other	6%	1%

	100%	100%

     (5) Fair Value Measurement
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in its assessment of fair value.
     The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2010:

(Dollars in thousands)
At March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Money market funds	$—	$23,838	$—	$23,838
Corporate debt securities	—	6,125	—	6,125

Total cash and cash equivalents	—	29,963	—	29,963
Debt securities — current(2)
Commercial paper	—	9,687	—	9,687
U.S. Federal Government securities	12,192	—	—	12,192
Corporate debt securities	—	50,797	—	50,797

Total debt securities — current	12,192	60,484	—	72,676
Debt securities — non-current(3)
U.S. Federal Government securities	8,515	—	—	8,515
Corporate debt securities	—	21,137	—	21,137

Total debt securities — non-current	8,515	21,137	—	29,652

Total Assets:	$20,707	$111,584	$—	$132,291

(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.

(2)	Included within marketable securities, current in the Consolidated Balance Sheet.

(3)	Included within marketable securities, non-current in the Consolidated Balance Sheet.
     When available, the Company uses unadjusted quoted market prices to measure the fair value and classifies such items as Level 1. The valuation technique used to measure fair value for our Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets.
     As of March 31, 2010, the Company’s marketable securities had a fair value of $132.3 million, amortized cost of $132.4 million, and unrealized gain (loss) recorded in other comprehensive income of $0.1 million. In addition, 78% of the marketable securities held by the Company at March 31, 2010 had a maturity of less than one year, and all investments had fair value greater than 90% of their amortized cost.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Restricted Cash
     At March 31, 2010, the Company has collateralized $0.8 million in outstanding letters of credit with certificates of deposit. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases expiring through December 2018. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the leases.
(7) Acquisitions
     On January 8, 2010, the Company acquired all of the outstanding shares of common stock of privately held InstantService.com, Inc. (“InstantService”) for a purchase price of approximately $15.5 million. The results of InstantService have been included in our results from the date of the acquisition. The purchase of InstantService augments the Company’s Optimization service offerings with additional click-to-chat functionality and adds an e-mail management solution. At the date of the acquisition, InstantService had more than 300 customers.
     The Company has determined that the acquisition of InstantService was a non-material business combination under the guidance of ASC Topic 805, Business Combinations. As such, pro forma disclosures are not required and will not be presented within this or future filings. The Company has completed its preliminary allocation of purchase price and has recorded intangible assets of $2.8 million of acquired customer list, $3.4 million of acquired technology, and $11.9 million in goodwill related to this acquisition. The estimated purchase price and allocation is preliminary and may change as additional information related to acquisition consideration and values of acquired assets and assumed liabilities becomes available.
(8) Commitments and Contingencies
Indemnifications
     The Company in general agrees to indemnification provisions in its software license agreements and service agreements in the ordinary course of its business.
     With respect to software license and service agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property rights of others. The software license and service agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company believes such laws and practices, along with its internal development processes and other policies and practices, limit its exposure related to the indemnification provisions of the software license agreements. However, in recent years there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. From time to time, the Company’s customers have been subject to third party patent claims, and the Company has agreed to indemnify these customers from claims to the extent the claims relate to the Company’s products.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(9) Goodwill and Intangible Assets
Goodwill
     The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from the Company’s most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2009, nor in any of the periods presented. The Company’s next annual impairment assessment will be made in the fourth quarter of 2010. The following table presents the changes in goodwill during fiscal 2010 and 2009 (in thousands):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2010	2009

Balance at the beginning of the period	$65,683	$65,683
Acquisition of InstantService	11,872	—

Balance at end of period	$77,555	$65,683

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
Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$10,760	$(6,640)	$4,120	$7,460	$(6,032)	$1,428
Developed technology	9,510	(4,450)	5,060	6,110	(3,964)	2,146
Trademarks	1,400	(980)	420	1,400	(910)	490

Total intangible assets	$21,670	$(12,070)	$9,600	$14,970	$(10,906)	$4,064

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.2 million and $0.9 million for the three-month periods ended March 31, 2010 and 2009, respectively.
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2010	$3,165
2011	2,372
2012	1,340
2013	1,340
2014	1,340
2015	43

Total	$9,600

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(10) Income Taxes
     For the three months ended March 31, 2010, the Company recorded an income tax benefit of $0.9 million. This relates to tax expense of approximately $0.2 million for U.S. federal alternative minimum tax, state and foreign income taxes as well as interest related to uncertain tax positions offset by a tax benefit of approximately $1.1 million related to the reversal of the valuation allowance on certain deferred tax assets as described below. For the three months ended March 31, 2009, the Company recorded an income tax provision of $0.3 million which related to foreign taxes on earnings in certain of our foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     During the quarter ended March 31, 2010, the Company recorded net deferred tax liabilities of approximately $1.1 million related to basis differences resulting from the acquisition of InstantService. As a result, the Company released a portion of its valuation allowance amounting to approximately $1.1 million. In accordance with ASC 805, Business Combinations the release of the valuation allowance was recorded as a tax benefit in the statement of operations.
     As of March 31, 2010 and December 31, 2009 the Company maintained a full valuation allowance against its net U.S. deferred tax assets. The Company does not currently believe that it has sustained profitability over an appropriate time period and in amounts that are sufficient to support a conclusion that a valuation allowance is not required. The Company believes there is significant uncertainty in its future profits due to the growing breadth of its product mix and the effect it can have on the timing of revenue recognition, and the related effect on reported U.S. income. Assuming that, among other factors of positive and negative evidence, the Company meets its estimates of 2010 forecasted earnings, it may release a portion of its U.S. valuation allowance during the second half of 2010, which is consistent with the timing of the Company’s annual forecasting exercise.
(11) Litigation
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
     On or about May 15, 2009, LivePerson, Inc. (“LivePerson”) commenced an action in the United States District Court for the Southern District of New York against InstantService. In the action, LivePerson alleges that InstantService infringes two United States patents held by LivePerson and seeks injunctive relief, damages and attorneys’ fees. Additionally, LivePerson seeks a declaratory judgment that a United States patent held by InstantService is invalid and is not infringed by LivePerson. InstantService has counter claimed LivePerson seeking a declaratory judgment that the two United States patents held by LivePerson are invalid and are not infringed by InstantService. Additionally, InstantService alleges that LivePerson infringes one of InstantService’s patents and seeks injunctive relief, damages and attorneys fees. Discovery in the LivePerson action has not yet commenced. The Company is investigating the claims made by LivePerson and at this early stage has reached no conclusion as to the likelihood of an adverse outcome in the litigation, which the Company intends to contest vigorously.
     The Company’s industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of the Company’s competitors in the e-commerce software and services market have filed or may file patent applications covering aspects of their technology that they may claim the Company’s technology infringes. Such competitors could make claims of infringement against the Company with respect to the Company’s products and technology. Additionally, third parties who are not actively engaged in providing e-

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
commerce products or services but who hold or acquire patents upon which they may allege the Company’s current or future products or services infringe may make claims of infringement against the Company or the Company’s customers. The Company’s agreements with its customers typically require it to indemnify them against claims of intellectual property infringement resulting from their use of the Company’s products and services. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations, and certain of its customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by the Company’s products or services. Any litigation over intellectual property rights, whether brought by the Company or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company or its customers are accused of infringement might cause product shipment or service delivery delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. ATG could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.
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
Shift to Increasing Ratably Recognized Revenue
     Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and in most circumstances was recognized at the time the license agreement was executed and the software was delivered. Beginning in the first quarter of 2007, an increasing number of our perpetual software license arrangements have also included the sale of our managed application hosting services or Optimization services. As a result of applying the requirements of U.S. generally accepted accounting principles (“GAAP”) to our evolving business model, the revenue from these arrangements with combined product offerings is recognized on a ratable basis over the estimated term of the contract or in certain cases over the estimated term of the customer arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or Optimization services.
     The addition of Optimization services and managed application hosting services solution offerings introduced new products to our portfolio for which we do not have vendor-specific objective evidence (or “VSOE”) of fair value. As a result, when we sell Optimization services and managed application hosting services in conjunction with e-commerce software, we defer all up-front fees, such as those for licenses, support and maintenance, and professional services, received prior to the delivery of the managed application hosting services or Optimization services. We recognize revenue from these fees ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or Optimization services. In addition, when professional services revenue is deferred in connection with these arrangements and other instances in which there are undelivered elements to a transaction for which we do not have VSOE of fair value, we defer the direct costs related to performing the professional services prior to delivery of the element related to these services. These amounts are recognized ratably to cost of revenue in the same manner as the related revenue.
Key measures that we use to evaluate our performance:
In addition to the traditional measures of financial performance that are reflected in our results of operations determined in accordance with GAAP, we also monitor certain non-GAAP financial measures related to the performance of our business. A “non-GAAP financial measure” is a numerical measure of a company’s historical or

ART TECHNOLOGY GROUP, INC.
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

ART TECHNOLOGY GROUP, INC.
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
          International expansion. Revenues derived from foreign sales as a percentage of our total revenues decreased to 26% in 2010 from 34% in 2009, primarily as a result of the January 8, 2010 acquisition of InstantService, a business with customers primarily in the US. We seek to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy.
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
Revenue Recognition
          We generate revenue through the sale of perpetual software licenses, recurring services, which are comprised of support and maintenance services, application hosting services, Optimization services, and professional and education services. Please refer to the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a more comprehensive discussion of our revenue recognition policy.
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

ART TECHNOLOGY GROUP, INC.
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
          Generally we enter into arrangements that include multiple elements. Such arrangements may include sales of software licenses and related support and maintenance services in conjunction with application hosting services, Optimization services or professional and/or education services. In these situations we must determine whether the various elements meet the applicable criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once the revenue recognition criteria for the entire arrangement have been met or over the period that our obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, revenue is allocated to the separate elements based on VSOE of fair value and recognized separately for each element when the applicable revenue recognition criteria for each element have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
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
          Our VSOE of fair value for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE of fair value for support and maintenance is based upon our history of charging our customers stated annual renewal rates. VSOE of fair value for professional services and education services is based on the price charged when the services are sold separately. Annually, we evaluate whether or not we have maintained VSOE of fair value for support and maintenance services and professional services. We have concluded that we have maintained VSOE of fair value for both support and maintenance services and professional services because the majority of our support and maintenance contract renewal rates and professional service rates per personnel level fall in a narrow range of variability within each service offering.
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
          We also sell perpetual software licenses with application hosting services and/or Optimization services. We do not have VSOE of fair value for either of these services. In these situations all elements in the arrangement for which we receive up-front fees, which typically include perpetual software fees, support and maintenance fees, and set-up and implementation fees, are recognized as revenue either ratably over the period of providing the application hosting service or Optimization services, or ratably over the longer of the service period or estimated customer life, depending on the elements included in the arrangement. We allocate and classify revenue in our statement of operations based on our evaluation of VSOE of fair value, or a proxy of fair value thereof, available for each

ART TECHNOLOGY GROUP, INC.
applicable element of the transaction. We generally base our proxy of fair value on arms-length negotiations for the contracted elements. This allocation methodology requires judgment and is based on our analysis of our sales transactions.
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

ART TECHNOLOGY GROUP, INC.
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
     As of March 31, 2010 and December 31, 2009 we have recognized a deferred tax asset of $0.9 million and $0.9 million, respectively, in certain foreign jurisdictions that we believe will more likely than not be realized. Our assessment was based upon our cumulative history of earnings before taxes for financial reporting purposes over a three year period in those jurisdictions and an assessment as of March 31, 2010 and December 31, 2009 of our expected future results of operations related to our foreign operations.
     As of March 31, 2010 and December 31, 2009 we maintained a full valuation allowance against our U.S. net deferred tax assets. We currently believe that we have not sustained profitability over an appropriate time period and in amounts that are sufficient to support a conclusion that a valuation allowance is no longer required. We believe there is significant uncertainty in our future profits due to the growing breadth of our product mix and the effect it can have on the timing of revenue recognition, and the related effect on U.S. reported income. Specifically, we may be required to defer the recognition of revenue in amounts greater than we are currently projecting. Assuming that, among other factors of positive and negative evidence, we meet our estimates of 2010 forecasted earnings, we may release a portion of our U.S. valuation allowance during the second half of 2010, which is consistent with the timing of our annual forecasting exercise. Additionally, in connection with our January 2010 acquisition of InstantService, we assessed the acquired deferred tax assets and liabilities and we released a portion of our valuation allowance amounting to approximately $1.1 million as a result of acquired net deferred tax liabilities. The release of the valuation allowance was recorded as a tax benefit in our statement of operations in accordance with ASC 805, Business Combinations.
     We account for our uncertain tax positions in accordance with ASC 740-10, Income Taxes. During the quarter ended March 31, 2010, there was no change in our gross liability for unrecognized tax benefits. At March 31, 2010 we have recorded less than $0.1 million of interest and penalties in our statement of operations and have accrued approximately $0.1 million of potential interest and penalties in our statement of financial position. If the uncertain tax positions are ultimately resolved in our favor, the effective tax rates in any future periods would be favorably affected by approximately $0.4 million.
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

ART TECHNOLOGY GROUP, INC.
addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.
Results of Operations
     The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Product licenses	29%	31%
Recurring services	60%	55%
Professional and education services	11%	14%

Total revenue	100%	100%
Cost of Revenue:
Product licenses	1%	1%
Recurring services	22%	21%
Professional and education services	11%	13%

Total cost of revenue	34%	35%

Gross profit	66%	65%
Operating Expenses:
Research and development	19%	18%
Sales and marketing	32%	29%
General and administrative	12%	11%

Total operating expenses	63%	58%

Income from operations	3%	7%
Interest and other (expense) income, net	0%	1%

Income before provision for income taxes	3%	8%
Provision (benefit) for income taxes	(2)%	1%

Net income	5%	7%

The following table sets forth, for the periods indicated, our cost of revenue as a percentage of the related revenue and the related gross margins:

	Three Months Ended
	March 31,
	2010	2009

Cost of product license revenue	4%	3%
Gross margin on product license revenue	96%	97%
Cost of recurring services revenue	36%	39%
Gross margin on recurring services revenue	64%	61%
Cost of professional and education services revenue	93%	90%
Gross margin on professional and education services revenue	7%	10%
Product license bookings
          We use product license bookings, a non-GAAP financial measure, as an important measure of growth in demand for our ATG Commerce and the success of our sales and marketing efforts. We define product license

ART TECHNOLOGY GROUP, INC.
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
     The following table summarizes and reconciles to our product licenses revenue, as reported under GAAP, our product license bookings for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Product license bookings	$13,850	$12,348
Product license bookings not recognized	(5,219)	(4,686)
Product license deferred revenue recognized	4,226	5,268

Product license revenue	$12,857	$12,930

     Product license bookings increased $1.6 million, or 13.0%, to $13.9 million in the three months ended March 31, 2010 from $12.3 million in the three months ended March 31, 2009. The increase reflects growth in the demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license bookings deferred was 38% of our total product license bookings for both the three months ended March 31, 2010 and the three months ended March 31, 2009. The deferral of bookings is due to various factors which may include e-commerce optimization services or application hosting included in the arrangement for which we do not have VSOE of fair value, extended payment terms in the arrangement, the inclusion of hosting services in the arrangement which may require that revenue be deferred and recorded over the estimated customer life, or other elements in our contracts that preclude recognition of revenue at the time of booking. Deferred revenue will be recognized in future periods when delivery of the service commences or as contractual requirements are met.
     Product license deferred revenue recognized was $4.2 million and $5.3 million in 2010 and 2009, respectively. In 2010 we recognized $4.2 million from product license deferred revenue on a ratable basis. In 2009 we recognized $5.1 million from product license deferred revenue on a ratable basis and the remaining $0.2 million was recognized upon the resolution of contractual conditions or other conditions that required deferral.
We expect second quarter 2010 product license bookings to be in the range of 8% to 12% greater than the second quarter of 2009. We are currently forecasting that approximately 30% of our product license bookings will be deferred and recognized ratably and approximately $3.5 million to $4.0 million will be recognized from previously deferred license revenue.
Revenue

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Total revenue	$44,724	$41,911
     Total revenue increased $2.8 million, or 6.7%, to $44.7 million for the three months ended March 31, 2010 from $41.9 million for the three months ended March 31, 2009. Revenue is derived from perpetual software licenses, recurring services, which is comprised of support and maintenance services, application hosting services, and e-commerce optimization services, and professional and education services. The revenue growth in 2010 is primarily

ART TECHNOLOGY GROUP, INC.
due to an increase of $3.6 million, or 15.4%, in recurring services revenue, which was partially offset by a decrease of $0.7 million, or 11.6% in professional and education services as well as a decrease of $0.1 million, or 0.6%, in product licenses.
     Revenue generated from international customers decreased to $11.6 million, or 26.0% of total revenues, for the three months ended March 31, 2010, from $13.6 million, or 32% of total revenues, for the three months ended March 31, 2009.
     No customer accounted for 10% or more of total revenue in the three month period ended March 31, 2010 or March 31, 2009.
     We expect second quarter 2010 revenues to be in the range of $48.0 million to $51.0 million.
Product Licenses Revenue

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Product license revenue	$12,857	$12,930
As a percent of total revenue	29%	31%
     Product license revenue decreased $0.07 million, or 0.6%, to $12.9 million for the three months ended March 31, 2010 from $12.9 million for the three months ended March 31, 2009. The decrease for the three month period ended March 31, 2010 reflects a $1.0 million decrease in product license revenue recorded from previously deferred revenues as well as an increase of $0.5 million in product licenses deferred. The increase in deferred product licenses during the first quarter of 2010 was a result of an increase in the number of transactions sold with hosting services. This was partially offset by a $1.5 million increase in product license bookings compared to the three months ended March 31, 2009. The increase in product license bookings was a result of growth in demand for our e-commerce solutions and the success of our sales and marketing initiatives. Product license revenue generated from international customers was $2.9 million, or 22.2%, for the three months ended March 31, 2010 compared to $6.7 million, or 52%, for the three months ended March 31, 2009.
Recurring services revenue

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Support and maintenance	$12,883	$11,378
Optimization services and managed application hosting services	13,787	11,725

Total recurring services revenue	$26,670	$23,103

As a percent of total revenue	60%	55%

     Our recurring services revenue increased $3.6 million, or 15.6%, to $26.7 million for the three months ended March 31, 2010 from $23.1 million for the three months ended March 31, 2009, as follows:
•	Support and maintenance revenue increased $1.4 million, or 12.3%, to $12.8 million for the three months ended March 31, 2010 from $11.4 million for the three months ended March 31, 2009. The increase is due to growth in our installed base of ATG e-commerce software.

•	e-Commerce optimization services and managed application hosting services revenue increased $2.1 million, or 17.9%, to $13.8 million in the three months ended March 31, 2010 from $11.7 million in the three months ended March 31, 2009. This increase is primarily due to the inclusion of the revenues of InstantService in the

ART TECHNOLOGY GROUP, INC.
first quarter of 2010, and is also a result of growth in the average contract size of customers purchasing e-commerce Optimization services and increased utilization by our existing customer base.
     We expect recurring services revenues to be in the range of $28.0 million to $29.0 million in the second quarter of 2010.
Professional and education services revenue

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Professional and education services revenue	$5,197	$5,878
As a percent of total revenue	12%	14%

     Professional and education services revenue decreased $0.7 million, or 11.9%, to $5.2 million, or 12% of total revenue, for the three months ended March 31, 2010 from $5.9 million, or 14% of total revenue, for the three months ended March 31, 2009. Professional and education services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. Included in professional and education services revenue for the three months ended March 31, 2010 and 2009, respectively, was $0.1 million and $0.8 million of revenue related to the government funded research business acquired with CleverSet. Also, during the first quarter of 2010, the Company deferred approximately $1.4 million of professional services revenue related to work performed under arrangements with multiple elements which required the deferral of revenue as a result of various attributes of the arrangements.
     We expect professional and education services revenue to be in the range of $4.0 million to $5.0 million in second quarter of 2010.

ART TECHNOLOGY GROUP, INC.
Cost of product license revenues

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cost of product license revenue	$534	$390
As a percent of license revenue	4%	3%

Gross margin on product license revenue	$12,323	$12,540
As a percent of license revenue	96%	97%
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
Cost of recurring services revenue

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cost of recurring services revenue	$9,716	$8,897
As a percent of recurring services revenue	36%	39%

Gross margin on recurring services revenue	$16,954	$14,206
As a percent of recurring services revenue	64%	61%
     Cost of recurring services revenues includes salary, benefits, and stock-based compensation and other costs for recurring services support staff, costs associated with the hosting centers, third-party contractors, amortization of technology acquired in connection with acquisitions, and royalties.
     When we perform professional consulting and implementation services in connection with managed application hosting arrangements we generally defer the direct costs incurred prior to delivery of the element related to the performance of these services. Deferred costs are amortized to cost of revenue ratably over the longer of the contract term or the estimated life of the arrangement once services commence.
     Cost of recurring services revenue increased $0.8 million, or 9.0%, to $9.7 million in the three months ended March 31, 2010 from $8.9 million in 2009. Gross margin on recurring services revenue was 64%, or $17.0 million for the three months ended March 31, 2010 compared to 61%, or $14.2 million for the three months ended March 31, 2009. The increase in cost of recurring services during 2010 was due to increased costs in our optimization services business, primarily in labor related costs associated with the InstantService acquisition in the first quarter of 2010.
     We expect second quarter 2010 recurring services gross margin to be in the low 60% range.

ART TECHNOLOGY GROUP, INC.
     Cost of professional and education services revenue

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cost of professional and education services revenue	$4,840	$5,302
As a percent of recurring professional and education services revenue	93%	90%

Gross margin on professional and education services revenue	$357	$576
As a percent of professional and education services revenue	7%	10%
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased $0.5 million, or 9.4%, to $4.8 million for the three months ended March 31, 2010 from $5.3 million for the three months ended March 31, 2009. The decrease in cost of professional and education services for 2010 was driven by an increase in deferred costs of $0.9 million related to costs deferred on multiple element arrangements for which the costs will not be recorded until recognition of revenue commences. These were partially offset by an increase in salary and labor of $0.4 million.
     We expect second quarter 2010 professional and education services gross margin to be 0% to 5%.
Research and Development Expenses

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Research and development expenses	$8,661	$7,470
As a percent of total revenue	19%	18%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date all of our software development costs have been expensed as research and development costs in the period incurred.
     Research and development expenses increased $1.2 million, or 16.0%, to $8.7 million in the three months ended March 31, 2010 from $7.5 million in the three months ended March 31, 2009. The increase in research and development spending was primarily due to increased labor related costs from 2009 to increase the capacity of the organization.
     During the three months ended March 31, 2010 and 2009, we capitalized $0.2 million and $0.1 million, respectively, in certain internal use software development costs related to our optimization and hosting services in accordance with ASC 350-40, Internal-Use Software.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Sales and marketing expenses	$14,429	$12,288
As a percent of total revenue	32%	29%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and

ART TECHNOLOGY GROUP, INC.
events. We generally recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.
     Sales and marketing expenses increased $2.1 million, or 17.1%, to $14.4 million for the three months ended March 31, 2010 from $12.3 million for the three months ended March 31, 2009, and also increased as a percentage of total revenue to 32%. The increase in spending was primarily due to an increase in labor related cost of $1.2 million, as well as increased marketing spending.
General and Administrative Expenses

	Three Months Ended March 31,
	2010	2009
	(In thousands)
General and administrative expenses	$5,125	$4,489
As a percent of total revenue	11%	11%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses increased $0.6 million, or 13.3%, to $5.1 million in the three months ended March 31, 2010 from $4.5 million in the three months ended March 31, 2009, and remained the same as a percentage of total revenue of 11%. The increase in 2010 of $0.6 million was due to increased salaries, outside services, and rent.
     We expect total operating expenses to be in the range of $29.0 million to $30.0 million in the second quarter of 2010.
Stock-Based Compensation Expense
     Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $2.4 million and $2.0 million, respectively, and is reflected in our costs and expenses above based on the function of the relevant personnel. As of March 31, 2010, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $21.3 million, which will be recognized over a weighted average period of approximately 2.3 years.
Interest and Other (Expense) Income, Net
     Interest and other income, net decreased to $(0.2) million for the three months ended March 31, 2010 from $0.2 million for the three months ended March 31, 2009. The decrease was primarily due to an increase in foreign exchange losses of $0.4 million.
Provision for Income Taxes
     For the three months ended March 31, 2010, the Company recorded an income tax benefit of $0.9 million. This relates to tax expense of approximately $0.2 million for U.S. federal alternative minimum tax, state and foreign income taxes as well as interest related to uncertain tax positions offset by a tax benefit of approximately $1.1 million related to the reversal of the valuation allowance on certain deferred tax assets as described below. For the three months ended March 31, 2009, the Company recorded an income tax provision of $0.3 million which related to foreign taxes on earnings in certain of our foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     During the quarter ended March 31, 2010, the Company recorded net deferred tax liabilities of approximately $1.1 million related to basis differences resulting from the acquisition of InstantStervice. As a result, the Company released a portion of its valuation allowance amounting to approximately $1.1 million. In accordance with ASC

ART TECHNOLOGY GROUP, INC.
805, Business Combinations the release of the valuation allowance was recorded as a tax benefit in the statement of operations.
Liquidity and Capital Resources
          Our capital requirements relate primarily to labor costs, facilities, employee and customer infrastructure, and working capital requirements. Our primary sources of liquidity at March 31, 2010 were our cash, cash equivalents, short and long-term marketable securities of $169.1 million, including $0.8 million of restricted cash used to collateralize letters of credit, and our cash flows from operations.
          Cash provided by operating activities was $9.5 million for the three months ended March 31, 2010, an increase of $1.4 million from the prior year. The primary movements are as follows:
•	Net income of $2.1 million included non-cash expenses for depreciation and amortization of $2.8 million, stock-based compensation expense of $2.4 million, offset by a non-cash tax benefit of $1.1 million. In the three months ended March 31, 2009, net income was $3.0 million, including non-cash expenses for depreciation and amortization of $2.3 million, stock-based compensation expense of $2.0 million, and there was no non-cash tax benefit.

•	A decrease in accounts receivable outstanding as of March 31, 2010 compared to December 31, 2009 resulted in an increase in cash flows of $6.1 million in 2010. Accounts receivable decreased at March 31, 2010 as a result of significant product license bookings which were invoiced late in the fourth quarter of 2009 with due dates in the first quarter of 2010.

•	Cash outflows due to accrued expenses and accounts payable were $4.7 million in the three months ended March 31, 2010 due to the timing of vendor payments at year end.

•	Increased deferred revenue during the three months ended March 31, 2010 resulted in an increase in cash flows of $4.2 million. We invoice customers as licenses and services are delivered and collect these invoices under customary business practices. Accordingly, the invoices that generated the deferred revenue balance at March 31, 2010 were subject to our collection process and, to the extent collected, are in our cash flow from operations. Of the $4.2 million increase in deferred revenue, $1.7 million relates to unbilled accounts receivable, primarily related to certain fixed fee professional services engagements which will be billed in subsequent quarters.
          Net cash used in investing activities was $99.5 million for the three months ended March 31, 2010, which included $84.0 million in net purchases of marketable securities as a result of cash raised from our equity offering, as discussed further below. During the three months ended March 31, 2010 and 2009, we realized net inflows from maturities of marketable securities of $3.0 million and $5.2 million, respectively. As of March 31, 2010, we held $169.1 million in cash, cash equivalents, and short-term and long-term marketable securities, compared to $67.9 million at March 31, 2009. During the three months ended March 31, 2010, we had $2.3 million of capital expenditures, primarily related to computer equipment and software for the managed application hosting business compared to $1.3 million in the three months ended March 31, 2009. Also during the three months ended March 31, 2010, we had cash outflows of $15.1 million related to our acquisition of InstantService, net of cash acquired.
          Net cash provided by financing activities was $93.2 million for the three months ended March 31, 2010, compared to $0.008 million in the three months ended March 31, 2009. During the three months ended March 31, 2010, financing activities consisted primarily of $95.0 million in net proceeds from our equity offering in February 2010 and $1.6 million in repayments of debt acquired with InstantService.
          On October 27, 2009 our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This authorization was in addition to the remaining $3.9 million under our existing $20.0 million repurchase program authorized in April 2007. During the three months ended March 31, 2010 and 2009, we repurchased no shares of our

ART TECHNOLOGY GROUP, INC.
common stock. For the life of the stock repurchase program through March 31, 2010, we have repurchased 6,690,095 shares of its common stock at a cost of $16.1 million
          As of March 31, 2010, we held $169.1 million in cash, cash equivalents, and marketable securities, including $0.8 million of restricted cash. We believe that our remaining cash, cash equivalents, and marketable securities, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future. However, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
          We expect second quarter 2010 cash flow from operations to be in the range of $4.0 million to $6.0 million.
Accounts Receivable and Days Sales Outstanding
     Information about our accounts receivable balance and days sales outstanding for the quarter ended March 31, 2010 and March 31, 2009 is as follows:

	As of and for the
	Quarter Ended
	March 31,	March 31,
	2010	2009
	(In thousands)
Days sales outstanding	73	66
Revenue	$44,724	$41,911
Accounts receivable, net	$36,385	$30,582
Percent of accounts receivable less than 60 days	98%	91%
     We evaluate our performance on collections on a quarterly basis. As of March 31, 2010, our days sales outstanding increased from March 31, 2009 due to a $3 million increase in unbilled accounts receivable primarily as a result of professional services engagements that will be billed in the subsequent periods, extended payment terms on certain license transactions, offset by the effect of receiving payments on sales that were made during the current and previous quarters.
Recent Accounting Pronouncements
     In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011, with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.
     In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASU 2010-09 had no impact on our financial condition or results of operations.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820-10, Fair Value Measurements and Disclosures. ASU 2010-06 requires additional disclosures for transfers in and out of Levels 1 and 2 fair value classifications and for activity in Level 3 and clarifies certain other existing disclosure requirements. It also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The Company adopted ASU 2010-06 beginning January 15, 2010. This adoption had no impact on the Company’s financial position, results of operations or cash flows.

ART TECHNOLOGY GROUP, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of money market funds, commercial paper, corporate obligations, and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at March 31, 2010 and December 31, 2009 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes subsequent to March 31, 2010.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivables valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at March 31, 2010 and December 31, 2009, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at March 31, 2010, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ART TECHNOLOGY GROUP, INC.
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
          On or about May 15, 2009, LivePerson, Inc. (“LivePerson”) commenced an action in the United States District Court for the Southern District of New York against InstantService, a company that we acquired on January 8, 2010. In the action, LivePerson alleges that InstantService infringes two United States patents held by LivePerson and seeks injunctive relief, damages and attorneys’ fees. Additionally, LivePerson seeks a declaratory judgment that a United States patent held by InstantService is invalid and is not infringed by LivePerson. Discovery in the LivePerson action has not yet commenced. InstantService has counter claimed LivePerson seeking a declaratory judgment that the two United States patents held by LivePerson are invalid and not infringed by InstantService. Additionally InstantService alleges that LivePerson infringes one of InstantService’s patents and seeks injunctive relief, damages and attorneys fees. We are investigating the claims made by LivePerson and at this early stage have reached no conclusion as to the likelihood of an adverse outcome in the litigation, which we intend to contest vigorously.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in that Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities

ART TECHNOLOGY GROUP, INC.
     None.
Item 4. (Reserved)
Item 5. Other Information
     None

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits

Exhibits

1.1	Equity Underwriting Agreement dated February 5, 2010 with Deutsche Bank Securities, Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on February 1, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Amendment to Restricted Stock Unit Agreement entered into on January 29, 2010 with each of Robert D. Burke, Julie M. B. Bradley, Barry E. Clark, Lou Frio, and Kenneth Z. Volpe (Form incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated February 1, 2010).

10.2	2010 Executive Management Cash Compensation Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 30, 2010).*

10.3	Amended and Restated Non-Employee Director Compensation Plan, as amended on April 21, 2010. *

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

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

Date: May 7, 2010