Form 10-Q
period 2010-06-30
ART TECHNOLOGY GROUP INC
filed 2010-08-02
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Yes ☐     No ☑
As of July 30, 2010 there were 158,112,163 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$38,038	$57,319
Marketable securities (including restricted cash of $50 at June 30, 2010 and December 31, 2009, respectively)	107,146	21,775
Accounts receivable (net of reserves of $623 and $1,060 at June 30, 2010 and December 31, 2009, respectively)	44,963	41,522
Deferred costs, current	1,588	767
Prepaid expenses and other current assets	6,298	3,789

Total current assets	198,033	125,172
Property and equipment, net	14,017	9,934
Deferred costs, less current portion	3,241	1,387
Marketable securities (including restricted cash of $738 at June 30, 2010 and December 31, 2009, respectively)	25,823	6,439
Other assets	2,274	1,357
Intangible assets, net	8,391	4,064
Goodwill	77,442	65,683

Total Assets	$329,221	$214,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,657	$5,720
Accrued expenses	15,772	18,873
Deferred revenue, current portion	44,549	42,640

Total current liabilities	64,978	67,233

Deferred revenue, less current portion	22,616	10,356
Other liabilities	1,346	536
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized - 10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized - 200,000,000 shares; 164,675,523 shares and 134,117,921 shares issued, respectively; and 157,985,428 shares and 127,427,826 shares outstanding, respectively at June 30, 2010 and December 31, 2009	1,650	1,341
Additional paid-in capital	425,955	326,925
Accumulated deficit	(168,903)	(175,150)
Treasury stock, at cost (6,690,095 shares at June 30, 2010 and December 31, 2009, respectively)	(16,075)	(16,075)
Accumulated other comprehensive loss	(2,346)	(1,130)

Total stockholders’ equity	240,281	135,911

Total Liabilities and Stockholders’ Equity	$329,221	$214,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Product licenses	$16,351	$13,576	$29,208	$26,506
Recurring services	27,211	24,028	53,881	47,131
Professional and education services	5,601	6,823	10,798	12,701

Total revenue	49,163	44,427	93,887	86,338

Cost of Revenue:
Product licenses	512	457	1,046	847
Recurring services	10,254	8,722	19,970	17,619
Professional and education services	4,807	5,505	9,647	10,807

Total cost of revenue	15,573	14,684	30,663	29,273

Gross Profit	33,590	29,743	63,224	57,065

Operating Expenses:
Research and development	8,149	7,663	16,810	15,133
Sales and marketing	15,450	12,541	29,879	24,829
General and administrative	5,114	4,670	10,239	9,159
Restructuring charges	352	—	352	—

Total operating expenses	29,065	24,874	57,280	49,121

Income from operations	4,525	4,869	5,944	7,944
Interest and other income (expense), net	76	339	(145)	550

Income before income taxes	4,601	5,208	5,799	8,494
Provision (benefit) for income taxes	427	588	(434)	900

Net income	$4,174	$4,620	$6,233	$7,594

Basic net income per share	$0.03	$0.04	$0.04	$0.06

Diluted net income per share	$0.03	$0.03	$0.04	$0.06

Basic weighted average common shares outstanding	157,437	126,877	151,828	126,497

Diluted weighted average common shares outstanding	164,618	133,111	159,606	131,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$6,233	$7,594

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,827	4,680
Stock-based compensation expense	4,863	4,357
Amortization of investment premiums	1,331	—
Non-cash deferred tax benefit	(1,073)	—
Net changes in current assets and liabilities:
Accounts receivable	(3,309)	(4,046)
Prepaid expenses and other current assets	(2,297)	515
Deferred costs	(2,675)	148
Accounts payable	(1,417)	2,681
Accrued expenses and other liabilities	(3,232)	(3,477)
Deferred revenue	13,367	743
Accrued restructuring	—	(146)

Net cash provided by operating activities	17,618	13,049

Cash Flows from Investing Activities:
Purchases of marketable securities	(122,118)	(8,854)
Maturities of marketable securities	15,818	9,325
Purchases of property and equipment	(6,860)	(3,642)
Increase in other assets	(937)	—
Acquisition of business, net of cash acquired	(15,177)	—

Net cash used in investing activities	(129,274)	(3,171)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,083	513
Proceeds from employee stock purchase plan	612	518
Net proceeds from equity offering	94,968	—
Repayment of acquired debt	(1,573)	—
Payments of employee restricted stock tax withholdings	(2,174)	(828)

Net cash provided by financing activities	92,916	203

Effect of foreign exchange rate changes on cash and cash equivalents	(541)	742

Net increase (decrease) in cash and cash equivalents	(19,281)	10,823

Cash and cash equivalents, beginning of period	57,319	47,413

Cash and cash equivalents, end of period	$38,038	$58,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization, Business and Summary of Significant Accounting Policies
     Art Technology Group, Inc. (“ATG” or the “Company”) develops and markets a comprehensive suite of e-commerce software products, and provides related services including support and maintenance, education, application hosting, professional services and Optimization service solutions for enhancing online sales and support.
     (a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The Company considers which events or transactions that occur after the balance sheet date but before the financial statements are issued should be included to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
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
     (c) Accounts Receivable
     Accounts receivable represents amounts currently due from customers. Accounts receivable also include $5.9 million and $2.5 million of unbilled accounts receivable at June 30, 2010 and December 31, 2009, respectively. Unbilled accounts receivable consist of future billings related to transactions with extended payment terms, as well as future billings for professional services performed but not yet invoiced to the customer. At June 30, 2010, $2.6 million of the $5.9 million was unbilled due to extended payment terms. At December 31, 2009, $1.0 million of the $2.5 million related to extended payment terms. Unbilled accounts receivable related to professional services are generally invoiced the following month.
     ATG records bad debt allowances for accounts receivable based upon a specific review of all outstanding invoices and unbilled accounts receivable, known collection issues, and historical experience. ATG also records a provision for estimated allowances on professional service fees and hosting fees in the same period in which the related revenues are recorded as a reduction to revenue. These estimates are based on historical allowances, analysis of credit memo data, and other known factors and are generally recorded as a reduction in revenue.

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
     The Company recognizes revenue in accordance with FASB ASC 985-605, Software Revenue Recognition, (“ASC 985-605”), formerly known as AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), or Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), applying the provisions of FASB ASC 605-25, Multiple Element Arrangements, (“ASC 605-25”) formerly known as Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), depending on the nature of the arrangement.
     Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. ATG makes significant judgments when evaluating if fees are fixed or determinable and in assessing the customer’s ability to pay for the products or services provided. This judgment is based on a combination of factors, including the contractual terms of the arrangement, completion of a credit check or financial review, payment history with the customer, and other forms of credit evaluation. Upon the completion of these steps and provided all other revenue recognition criteria are met, ATG recognizes revenue consistent with its revenue recognition policies provided below.
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
1. Sales of Perpetual Software Licenses and Professional and Education Services
     ATG licenses software under perpetual license agreements and applies the provisions of ASC 985-605. In accordance with said provisions, revenue from software license agreements is recognized when the following criteria are met: (1) execution of a legally binding license agreement, (2) delivery of the software, which is generally through electronic license keys for the software, (3) the fee is fixed or determinable, as determined by the Company’s payment terms, and free of contingencies or significant uncertainties as to payment, and (4) collection is deemed probable by management based on a credit evaluation of the customer. In addition, under multiple element arrangements, to recognize software license revenue up-front, the Company must have vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements in the transaction. The Company’s software license arrangements generally do not include acceptance provisions. However, if conditions for acceptance subsequent to delivery are required, revenue is recognized upon customer acceptance if such acceptance is not deemed to be perfunctory.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Many of the Company’s software arrangements also include professional services for consulting implementation services sold separately under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under ASC 985-605. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements is generally recognized as the services are performed on a time and materials basis.
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
2. Sales of Application Hosting Services
     ATG derives revenue from application hosting services either from hosting ATG perpetual software licenses purchased by the customer or by providing the software as a service solution to the customer in an arrangement in which the customer does not have the rights to the software license itself but can use the software for the contracted term. In both situations, ATG recognizes application hosting revenue in accordance with ASC 985-605, ASC 605-10, Revenue Recognition, (“ASC 605-10”) and ASC 605-25.
     In accordance with ASC 985-605, these arrangements are generally within the scope of ASC 605-10, and the Company therefore applies the provisions of ASC 605-10 and ASC 605-25, and accounts for the arrangement as a service contract. Pursuant to ASC 605-25, all elements of the arrangement are considered to be one unit of accounting. The elements in these arrangements generally include set-up and implementation services, support and maintenance services, the monthly hosting service and in certain instances a perpetual software license. All fees received up-front under these arrangements, regardless of the nature of the element, are deferred until the application hosting service commences, which is referred to as the “site-delivered” date. Once the site-delivered date has occurred, the up-front fees and hosting service fees are recognized ratably over the hosting period or estimated life of the customer arrangement, whichever is longer. ATG currently estimates the life of the customer arrangement to be four years. In addition, the monthly application hosting service fee is recognized as the application hosting service is provided.
3. Sales of Optimization Services
     ATG derives revenue from Optimization services, which are hosted services enabling ATG’s customers to provide click-to-call, click-to-chat and recommendations services to their customers. Optimization services are site-independent and are not required to be used in conjunction with ATG’s software products. These services are a stand-alone independent service solution, which are typically contracted for a one-year term. The Company recognizes revenue on a monthly basis as the services are provided. Fees are generally based on monthly minimums and transaction volumes. In certain instances Optimization services are bundled with ATG software arrangements, which typically include perpetual software licenses, support and maintenance services and professional services for the perpetual software license. In these situations the Company accounts for the arrangements in accordance with ASC 985-605. The Company does not have VSOE of fair value for Optimization services, and as a result, the up-front fees received under the arrangement regardless of the nature of the element are deferred and recognized ratably

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
over the period of providing the Optimization services, provided that the professional services, if applicable, have commenced.
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
     The Company allocates and classifies revenue in its statement of operations based on its evaluation of VSOE of fair value, or an estimate of fair value when VSOE has not been established, for each applicable element of the transaction: professional services, support and maintenance services, application hosting services, and/or Optimization services. ATG uses the residual method to determine the amount of revenue to allocate to product license revenue. The fee for each element is recognized ratably, and as such, a portion of software license revenue recorded in the statement of operations is from these ratably recognized arrangements.
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
     The components of accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$4,174	$4,620	$6,233	$7,594
Net changes in:
Foreign currency translation adjustment	(576)	952	(1,001)	640
Unrealized gain (loss) on available-for-sale securities	(96)	65	(215)	116

Total comprehensive income	$3,502	$5,637	$5,017	$8,350

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
     At June 30, 2010 and 2009 two customers and one customer respectively accounted for more than 10% of accounts receivable. Furthermore, one customer accounted for more than 10% of revenues for the three month period ended June 30, 2010 and no customers accounted for more than 10% of revenues for the three month period ended June 30, 2009 or the six month periods ended June 30, 2010 and 2009.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (g) New Accounting Pronouncements
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.
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
(2) Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options, restricted stock and restricted stock unit awards. Under the treasury stock method, the assumed proceeds, including the exercise price as well as the average unrecognized compensation expense of dilutive stock options and restricted stock awards, are used to effect an “assumed” buyback of additional shares, thereby reducing the dilutive impact of the stock options and restricted stock awards.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$4,174	$4,620	$6,233	$7,594
Weighted average common shares outstanding used in computing basic net income per share	157,437	126,877	151,828	126,497

Dilutive common stock equivalents	7,181	6,234	7,778	4,745

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	164,618	133,111	159,606	131,242

Basic net income per share	$0.03	$0.04	$0.04	$0.06

Diluted net income per share	$0.03	$0.03	$0.04	$0.06

Anti-dilutive common stock equivalents	13,375	12,852	12,338	13,630

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Stock-Based Compensation
Grant-Date Fair Value of Stock Options
     The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of stock options. Information pertaining to stock options granted during the three months ended June 30, 2010 and 2009 and related weighted average assumptions is as follows:

	Six Months Ended June 30,
Stock Options	2010	2009
Options granted (in thousands)	1,593	832
Weighted-average exercise price	$4.45	$2.48
Weighted-average grant date fair value	$2.81	$1.62
Assumptions:
Expected volatility	66.07%	71.36%
Expected term (in years)	6.25	6.25
Risk-free interest rate	2.65%	1.98%
Expected dividend yield	—	—
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
     The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Expected forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied a forfeiture rate of 9% to all unvested options as of June 30, 2010. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Award Activity
     A summary of the activity under the Company’s stock option plans as of June 30, 2010 and changes during the six-month period then ended is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term in Years	Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2009	13,003	$2.83
Options granted	1,593	4.45
Options exercised	(493)	2.20
Options forfeited	(421)	13.10

Options outstanding at June 30, 2010	13,682	2.73	5.7	$16,670

Options exercisable at June 30, 2010	10,259	2.36	4.6	16,000

Options vested or expected to vest at June 30, 2010 (1)	13,252	2.69	5.6	16,607

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
     During the six months ended June 30, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.0 million and $0.6 million, respectively, and the total amount of cash received by the Company from exercise of these options was $1.1 million and $0.5 million, respectively.
     Restricted Stock Awards
     A summary of the Company’s restricted stock and restricted stock unit (“RSU”) award activity for the six months ended June 30, 2010 is presented below:

		Weighted
		Average Grant
	Restricted Stock	Date Fair Value
	and RSUs	Per Share
	(in thousands)
Non-vested shares outstanding at December 31, 2009	5,446	$2.89
Awards granted	2,690	3.91
Restrictions lapsed	(1,763)	2.88
Awards forfeited	(181)	2.94

Non-vested shares outstanding at June 30, 2010	6,192	3.31

     During the six months ended June 30, 2010, the Company granted 2.7 million RSUs to employees, directors and executives. The fair value of the RSUs is based on the market value of ATG’s common stock price on the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period provided there are no performance-based measures. The Company has applied a forfeiture rate of 18% to its RSUs as of June 30, 2010.
     The RSUs provide the holder with the right to receive shares of ATG common stock upon vesting. RSUs granted to employees generally vest over four years. A majority of the RSUs vest based on the lapsing of time. A portion of the RSUs granted to executives are subject to performance criteria. Of the RSUs outstanding at June 30, 2010, 1.9 million were performance-based. The fair value of these performance-based awards is being recognized over the requisite service period under the accelerated method. All performance-based RSUs contain an additional condition which, if achieved, would result in the immediate vesting of the awards. At June 30, 2010, the achievement of this additional condition is not deemed probable by the Company.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As of June 30, 2010, there was $23.3 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 2.2 years.
     The Company recorded total stock-based compensation expense of $2.5 million and $2.4 million respectively, for the three months ended June 30, 2010 and 2009 and $4.9 million and $4.4 million respectively, for the six months then ended.
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
     Revenues from foreign sources were approximately $13.4 million and $14.7 million for the three months ended June 30, 2010 and 2009, respectively and $25.1 million and $25.4 million for the six months ended June 30, 2010 and 2009 respectively. Revenues from foreign sources were primarily generated from customers located in Europe and the Asia/Pacific region. All of the Company’s product sales for the three and six months ended June 30, 2010 and 2009 were delivered from ATG’s headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	73%	73%	73%	70%
United Kingdom (UK)	14	14	12	18
Europe, Middle East and Africa (excluding UK)	11	11	11	10
Other	2	2	4	2

	100%	100%	100%	100%

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
     The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2010:

(Dollars in thousands)
At June 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)
Money market funds	$—	$1,824	$—	$1,824
Commercial paper	—	1,499	—	1,499
Corporate debt securities	—	2,159	—	2,159

Total cash and cash equivalents	—	5,482	—	5,482
Debt securities — current (2)
Time deposits and certificate of deposits	3,250	—	—	3,250
Commercial paper	—	5,346	—	5,346
U.S. Federal Government securities	18,146	—	—	18,146
Corporate debt securities	—	79,879	—	79,879

Total debt securities — current	21,396	85,225	—	106,621
Debt securities — non-current (3)
U.S. Federal Government securities	5,502	—	—	5,502
Corporate debt securities	—	19,583	—	19,583

Total debt securities — non-current	5,502	19,583	—	25,085

Total Assets:	$26,898	$110,290	$—	$137,188

(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.

(2)	Included within marketable securities, current in the Consolidated Balance Sheet.

(3)	Included within marketable securities, non-current in the Consolidated Balance Sheet.
     When available, the Company uses unadjusted quoted market prices to measure the fair value and classifies such items as Level 1. The valuation technique used to measure fair value for our Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets.
     As of June 30, 2010, the Company’s marketable securities had a fair value of $137.2 million, amortized cost of $137.4 million, and unrealized loss recorded in other comprehensive income of $0.2 million. In addition, 82% of the marketable securities held by the Company at June 30, 2010 had a maturity of less than one year, and all investments had fair value greater than 90% of their amortized cost.

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Restricted Cash
     At June 30, 2010, the Company has collateralized $0.8 million in outstanding letters of credit with certificates of deposit. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases expiring through December 2018. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the leases.
(7) Acquisitions
     On January 8, 2010, the Company acquired all of the outstanding shares of common stock of privately held InstantService.com, Inc. (“InstantService”) in a non-material business combination. During the three months ended June 30, 2010, the Company did not record any material revisions to any of the assumptions, estimates or amounts used to complete its preliminary purchase price accounting as of March 31, 2010; however, pending the outcome of further analysis related to certain other assets and contingencies recorded as part of the transaction, the preliminary purchase price allocation could change.
(8) Restructuring
     During the three month period ended June 30, 2010, the Company recorded a one time charge of $0.4 million to exit a lease and write off certain assets acquired as part of the InstantService acquisition. The leased facility and associated assets were located in an area where the Company already had established office space. This was a one-time charge and is not associated with any ongoing Company-wide restructuring plan.
(9) Commitments and Contingencies
Indemnifications
     The Company in general agrees to indemnification provisions in its software license agreements and service agreements in the ordinary course of its business.
     With respect to software license and service agreements, these indemnifications generally include provisions indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon the intellectual property rights of others. The software license and service agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company believes such laws and practices, along with its internal development processes and other policies and practices, limit its exposure related to the indemnification provisions of the software license agreements and service agreements. However, in recent years there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. From time to time, the Company’s customers have been subject to third party patent claims, and the Company has agreed to indemnify these customers from claims to the extent the claims relate to the Company’s products.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months	Year Ended
	Ended June 30,	December 31,
	2010	2009

Balance at the beginning of the period	$65,683	$65,683
Acquisition of InstantService	11,759	—

Balance at end of period	$77,442	$65,683

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
     Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$10,760	$(7,274)	$3,486	$7,460	$(6,032)	$1,428
Developed technology	9,510	(4,955)	4,555	6,110	(3,964)	2,146
Trademarks	1,400	(1,050)	350	1,400	(910)	490

Total intangible assets	$21,670	$(13,279)	$8,391	$14,970	$(10,906)	$4,064

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.2 million and $0.9 million for the three-month periods ended June 30, 2010 and 2009, respectively and $2.4 million and $1.9 million for the six-month periods ended June 30, 2010 and 2009 respectively.
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2010	$1,958
2011	2,372
2012	1,340
2013	1,340
2014	1,340
2015	41

Total	$8,391
(11) Income Taxes
     The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. The Company believes there is significant uncertainty in its future profits due to the growing breadth of its product mix and the effect that can have on the timing of revenue recognition, and the related effect on reported U.S. income. At June 30, 2010, the Company determined that it is more likely than not that the net U.S. deferred tax assets may not be realized and a full valuation allowance continues to be recorded.
     The income tax provision in the amount of $0.4 million and income tax benefit of $0.4 million for the three and six months ended June 30, 2010, respectively, related to the U.S. alternative minimum tax (“AMT”) state and foreign income taxes as well as interest related to uncertain tax positions. The utilization of tax loss carryforwards is limited in the calculation of AMT and, as a result, a federal tax charge was recorded in the three and six months ended June 30, 2010 and 2009. The AMT liability is available as a credit against future tax obligations upon the full

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
utilization or expiration of the Company’s net operating loss carryforward. Included in the $0.4 million benefit for the six months ended June 30, 2010 is approximately $1.1 million related to the reversal of the valuation allowance on certain deferred tax assets as described below.
     For the three and six months ended June 30, 2009, the Company recorded income tax provisions of $0.6 million and $0.9 million, respectively, which related to foreign taxes on earnings in certain of the Company’s foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     During the quarter ended March 31, 2010, the Company recorded net deferred tax liabilities of approximately $1.1 million related to basis differences resulting from the acquisition of InstantService. As a result of the InstantService acquisition, the Company released a portion of its valuation allowance amounting to approximately $1.1 million to offset the impact of the deferred tax liabilities acquired on its pre-acquisition net deferred tax asset balance. In accordance with ASC 805, Business Combinations, the release of the valuation allowance was recorded as a tax benefit in the statement of operations.
(12) Litigation
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
     In May 2009, LivePerson, Inc. (“LivePerson”) commenced an action in the United States District Court for the Southern District of New York against InstantService. In the action, LivePerson alleges that InstantService infringes two United States patents held by LivePerson and seeks injunctive relief, damages and attorneys’ fees. In April 2010, InstantService asserted counter-claims against LivePerson, alleging that LivePerson infringes one of InstantService’s patents and is seeking injunctive relief, damages and attorneys fees. In May 2010, the Company joined the action and asserted counter claims against LivePerson, alleging that LivePerson infringes two of its patents and is seeking injunctive relief, damages and attorneys fees against LivePerson. Discovery in the LivePerson action has not yet commenced. The Company is investigating the claims made by LivePerson and has reached no conclusion as to the likelihood of an adverse outcome in the litigation, which the Company intends to contest vigorously.
     The Company’s industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of the Company’s competitors in the e-commerce software and services market have filed or may file patent applications covering aspects of their technology that they may claim the Company’s technology infringes. Such competitors could make claims of infringement against the Company with respect to the Company’s products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege the Company’s current or future products or services infringe may make claims of infringement against the Company or the Company’s customers. The Company’s agreements with its customers typically require it to indemnify them against claims of intellectual property infringement resulting from their use of the Company’s products and services with certain industry-standard exceptions. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations, and certain of its customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by the Company’s products or services. Any litigation over intellectual property rights, whether brought by the Company or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition,

ART TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
litigation in which the Company or its customers are accused of infringement might cause product shipment or service delivery delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. ATG could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.
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
     We develop and market a comprehensive suite of e-commerce software solutions, as well as provide related services in conjunction with our products, including support and maintenance, professional services, managed application hosting services, and Optimization services for enhancing online sales and support. We primarily derive revenue from the sale of software products and related services. Our software licenses are priced based on the size of the customer implementation. Our recurring services revenue is attributable to managed application hosting services, Optimization services, and support and maintenance services. Managed application hosting revenue is recognized monthly as the services are provided and pricing is based on a per transaction, per CPU or percent of customer’s revenue basis. Optimization services are priced on a per transaction basis and recognized monthly as the services are provided. Support and maintenance arrangements are priced based on the level of support services provided as a percent of net license fees per annum. Under support and maintenance services, customers are generally entitled to receive software upgrades and updates, maintenance releases and technical support. Professional and education services revenue includes implementation, technical consulting and education training. We bill professional service fees primarily on a time and materials basis. Education services are billed as services are provided.
Shift to Increasing Ratably Recognized Revenue
     Before 2007, most of our revenue from arrangements involving the sale of our software was derived from perpetual software licenses and in most circumstances was recognized at the time the license agreement was executed and the software was delivered. Beginning in the first quarter of 2007, an increasing number of our perpetual software license arrangements have also included the sale of our managed application hosting services or Optimization services. As a result of applying the requirements of accounting principles generally accepted in the United States of America, (“GAAP”) to our evolving business model, the revenue from these arrangements with combined product offerings is recognized on a ratable basis over the estimated term of the contract or in certain cases over the estimated term of the customer arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or Optimization services.
     The addition of Optimization services and managed application hosting services solution offerings introduced new products to our portfolio for which we do not have vendor-specific objective evidence (or “VSOE”) of fair value. As a result, when we sell Optimization services and managed application hosting services in conjunction with e-commerce software, we defer all up-front fees, such as those for licenses, support and maintenance, and professional services, received prior to the delivery of the managed application hosting services or Optimization services. We recognize revenue from these fees ratably over either the term of the contract or estimated life of the arrangement depending on the specific facts of the arrangement, commencing with the “site-delivered” date for providing the managed application hosting services or Optimization services. In addition, when professional services revenue is deferred in connection with these arrangements and other instances in which there are undelivered elements to a transaction for which we do not have VSOE of fair value, we defer the direct costs related to performing the professional services prior to delivery of the element related to these services. These amounts are recognized to cost of revenue ratably in the same manner as the related revenue.
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
     Impact of weak economy. As recovery from the recent global recession progresses, its impact across all sectors of the U.S. and most foreign economies continues to create substantial uncertainty for our business. These weakened economic conditions have led to delays or reductions in capital spending, including purchases of information technology across industries and markets, and some customers in markets that we serve, such as luxury retailers, have been particularly affected. We cannot accurately predict the duration or severity of the current uncertainty regarding economic conditions or its specific impact on our customers’ demand for our products and services.
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

ART TECHNOLOGY GROUP, INC.
     E-commerce “replatforming.” Enterprises periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures, and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. In the e-commerce software industry, we refer to these major system upgrades or replacements as “replatforming.” We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every four to five years. The extent to which this trend will continue in light of current uncertain economic conditions is unknown. However, we are cautiously optimistic that in the near term spending on e-commerce technology will continue at levels comparable to those we have recently experienced, and that it may even increase as a priority for some of our customers and prospects, due to the growing importance and cost benefits of the on-line channel.
     Emergence of the “on demand” model of Software as a Service (“SaaS”). An important trend throughout the enterprise software industry in recent years has been the emergence of the SaaS software delivery model whereby a software vendor that has developed a software application hosts and operates it for use by its customers over the Internet. The emergence of SaaS has been driven by customers’ desire to reduce the costs of owning and operating critical applications software, while shifting the risks and burdens associated with operating and maintaining the software to the software vendor, enabling the customer to focus its resources on its core business.
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
     International expansion. Revenues derived from foreign sales as a percentage of our total revenues were 27% for the three and six months ended June 30, 2010 compared to 27% and 30% for the three and six months ended June 30, 2009. The primary driver of the decrease in foreign source revenues as a percentage of total revenues compared to similar periods in the prior year is the addition of the InstantService business acquired January 8, 2010. InstantService’s customer portfolio is primarily US based. We continue to seek opportunities to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy accordingly.
     Competitive trend. The market for online sales, marketing, and customer service software is intensely competitive, subject to rapid technological change, and significantly affected by new product introductions by large competitors with significantly greater resources and installed customer bases, as well as increased competition from smaller competitors entering this market. We expect competition to persist and intensify in the future.
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

ART TECHNOLOGY GROUP, INC.
Critical Accounting Policies and Estimates
     This management’s discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the allowance for accounts receivable, research and development costs, the impairment of long-lived assets and goodwill, income taxes, and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends, or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Impairment or Disposal of Long Lived Assets, including Intangible Assets
     We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. We did not record any impairment charges in any of the periods presented.

ART TECHNOLOGY GROUP, INC.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment annually on December 1, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Because we have one reporting segment under ASC 350-10, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if impairment exists. No impairment of goodwill resulted from our evaluation of goodwill in any of the periods presented, however in the future these impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.
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
     As of June 30, 2010 we maintained a full valuation allowance against our U.S. net deferred tax assets. We currently believe that we have not sustained profitability in amounts that are sufficient to support a conclusion that a valuation allowance is no longer required. We believe there is significant uncertainty in our future profits due to the growing breadth of our product mix and the effect that can have on the timing of revenue recognition, and the related effect on U.S. reported income. Specifically, we may be required to defer the recognition of revenue in amounts greater than we are currently projecting. Assuming that, among other factors of positive and negative evidence, we meet our estimates of 2010 forecasted earnings, we may release a portion of our U.S. valuation allowance during the second half of 2010, which is consistent with the timing of our annual forecasting exercise. Additionally, in connection with our January 2010 acquisition of InstantService, we assessed the acquired deferred tax assets and liabilities and we released a portion of our valuation allowance amounting to approximately $1.1 million as a result of acquired net deferred tax liabilities. The release of the valuation allowance was recorded as a tax benefit in our statement of operations in accordance with ASC 805, Business Combinations.
     As of June 30, 2010, there was no change in our valuation allowance analysis relating to the deferred tax assets in certain foreign jurisdictions. We continue to believe that the deferred tax assets would more likely than not be realized based upon our expected future results from operations in these jurisdictions.
     We account for our uncertain tax positions in accordance with ASC 740-10, Income Taxes. During the quarter ended June 30, 2010, there was no change in our gross liability for unrecognized tax benefits. As of June 30, 2010 we have recorded less than $0.1 million of interest and penalties in our statement of operations and have accrued approximately $0.1 million of potential interest and penalties in our statement of financial position. If the uncertain tax positions are ultimately resolved in our favor, the effective tax rates in any future periods would be favorably affected by approximately $0.4 million.
Stock-Based Compensation Expense
     We account for stock-based compensation in accordance with ASC 718-10, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards. Estimating the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of our underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

ART TECHNOLOGY GROUP, INC.
Results of Operations
     The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Product licenses	33.3%	30.6%	31.1%	30.7%
Recurring services	55.4%	54.1%	57.4%	54.6%
Professional and education services	11.3%	15.3%	11.5%	14.7%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Product licenses	1.0%	1.0%	1.1%	1.0%
Recurring services	20.9%	19.6%	21.3%	20.4%
Professional and education services	9.8%	12.5%	10.3%	12.5%

Total cost of revenue	31.7%	33.1%	32.7%	33.9%

Gross profit	68.3%	66.9%	67.3%	66.1%
Operating Expenses:
Research and development	16.6%	17.3%	17.9%	17.5%
Sales and marketing	31.4%	28.2%	31.8%	28.8%
General and administrative	10.4%	10.5%	10.9%	10.6%

Total operating expenses	58.4%	56.0%	60.6%	56.9%

Income from operations	9.2%	11.0%	6.3%	9.2%
Interest and other (expense) income, net	0.2%	0.7%	(0.1)%	60.0%

Income before provision for income taxes	9.4%	11.7%	6.2%	9.8%
Provision (benefit) for income taxes	0.9%	1.3%	(0.4)%	1.0%

Net income	8.5%	10.4%	6.6%	8.8%

     The following table sets forth, for the periods indicated, our cost of revenue as a percentage of the related revenue and the related gross margins:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of product license revenue	3.1%	3.4%	3.6%	3.2%
Gross margin on product license revenue	96.9%	96.6%	96.4%	96.8%
Cost of recurring services revenue	37.7%	36.3%	37.1%	37.4%
Gross margin on recurring services revenue	62.3%	63.7%	62.9%	62.6%
Cost of professional and education services revenue	85.8%	80.7%	89.3%	85.1%
Gross margin on professional and education services revenue	14.2%	19.3%	10.7%	14.9%
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

ART TECHNOLOGY GROUP, INC.
assessing collectability and likelihood of granting future concessions. Factors that we consider include the financial condition of the customer and contractual provisions included in the license contract.
     The following table summarizes and reconciles to our product licenses revenue, as reported under GAAP, our product license bookings for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Product license bookings	$18,185	$16,612	$32,035	$28,960
Increase in product license deferred revenue	(5,632)	(7,292)	(10,851)	(11,978)
Product license deferred revenue recognized	3,798	4,256	8,024	9,524

Product license revenue	$16,351	$13,576	$29,208	$26,506

     Product license bookings increased $1.6 million, or 9.5%, to $18.2 million and increased $3.1 million, or 10.6% to $32.0 million in the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. The increase in both cases reflects growth in the demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license bookings deferred was 31.0% and 44.0% of our total product license bookings for the three months ended June 30, 2010 and 2009 respectively and 34.0% and 41.4% respectively for the six month periods then ended. The deferral of bookings is due to various factors which may include e-commerce Optimization services or application hosting included in the arrangement for which we do not have VSOE of fair value, extended payment terms in the arrangement, the inclusion of hosting services in the arrangement which may require that revenue be deferred and recorded over the estimated customer life, or other elements in our contracts that preclude recognition of revenue at the time of booking. Deferred revenue will be recognized in future periods when delivery of the service commences or as contractual requirements are met.
     Product license deferred revenue recognized was $3.8 million and $4.3 million for the three month periods ended June 30, 2010 and 2009 respectively and $8.0 million and $9.5 million respectively for the six month periods then ended. All of the aforementioned amounts were recognized upon the resolution of contractual conditions or other conditions that required their initial deferral.
     We expect third quarter 2010 product license bookings growth to be in the range of an 8% to 12% increase over the third quarter of 2009. We are currently forecasting that approximately 20% to 30% of our product license bookings will be deferred and recognized ratably and approximately $3.0 will be recognized from previously deferred license revenue.
Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Total revenue	$49,163	$44,427	$93,887	$86,338
     Total revenue increased $4.7 million, or 10.6%, to $49.2 million and increased $7.5 million, or 8.7% to $93.9 million respectively in the three and six months ended June 30, 2010 when compared to the same periods in 2009. Revenue is derived from perpetual software licenses, recurring services, which is comprised of support and maintenance services, application hosting services, and e-commerce optimization services, and professional and education services. The revenue growth in 2010 is primarily due to a combined increase of $9.5 million, or 12.8%, product license and recurring services revenues, which was partially offset by a decrease of $2.0 million, or 15.0%

ART TECHNOLOGY GROUP, INC.
in professional and education services. Information on revenue changes, by type, for the three and six month periods ended June 30, 2010 compared to the same periods in 2009 is provided below.
     Revenue generated from international customers decreased to $13.4 million from $14.7 million of total revenue during the three months ended June 30, 2010 when compared to the same period in 2009. In both the three month periods ended June 30, 2010 and 2009 revenue generated from international customers represented 27% of total revenues. International revenue also decreased to $25.1 million, or 27% of total revenue from $25.4 million, or 30% of total revenue respectively for the six month periods ended June 30, 2010 and 2009. The primary driver of the decrease in foreign source revenues as a percentage of total revenues compared to similar periods in the prior year is the addition of the InstantService business acquired January 8, 2010, as InstantService’s customer portfolio is primarily US based.
     During the three month period ended June 30, 2010, one customer accounted for more than 10% of total revenues and no customer accounted for more than 10% of revenues for the three month period ended June 30, 2009 or the six month periods ended June 30, 2010 and 2009.
     We expect third quarter 2010 revenues to be in the range of $47.0 million to $49.0 million.
Product Licenses Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Product license revenue	$16,351	$13,576	$29,208	$26,506
As a percent of total revenue	33.3%	30.6%	31.1%	30.7%
     Product license revenue increased $2.8 million, or 20.4%, to $16.4 million and increased $2.7 million, or 10.2% to $29.2 million in the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. The increase experienced in the three months ended June 30, 2010 compared to the same period in 2009 is based on an increase in product license bookings of $1.6 million and a decrease in product license deferred revenue of $1.7 million offset by a decrease in the recognition of previously deferred product license revenue of $0.5 million. The increase experienced in the six months ended June 30, 2010 compared to the same period in 2009 is based on an increase in product license bookings of $3.1 million and a decrease in product license deferred revenue of $1.1 million offset by a decrease in the recognition of previously deferred product license revenue of $1.5 million. As noted above, bookings have increased due to increased demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license revenue generated from international customers was $4.4 million and $7.3 million respectively for the three and six months ended June 30, 2010 compared to $3.8 million and $10.5 million respectively for the same periods in 2009.
     We expect product license revenues to be in the range of $11.0 million to $12.0 million in the third quarter of 2010.
Recurring Services Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Support and maintenance	$13,185	$12,102	$26,068	$23,480
Optimization services and managed application hosting services	14,026	11,926	27,813	23,651

Total recurring services revenue	$27,211	$24,028	$53,881	$47,131

As a percent of total revenue	55.4%	54.1%	57.4%	54.6%

ART TECHNOLOGY GROUP, INC.
     Our recurring services revenue increased $3.2 million, or 13.2%, to $27.2 million and increased $6.7 million, or 14.3% to $53.9 million respectively in the three and six months ended June 30, 2010 when compared to the same periods in 2009, as follows:
•	Support and maintenance revenue increased $1.1 million, or 8.9%, to $13.2 million and increased $2.6 million, or 11.0% to $26.1 million respectively in the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily based on continued renewal rates in excess of 90% and growth in our installed base of ATG e-commerce software.

•	e-Commerce optimization services and managed application hosting services revenue increased $2.1 million, or 17.6%, to $14.0 million and increased $4.2 million, or 17.6% to $27.8 million respectively in the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily based on the inclusion of the revenues of InstantService not included in the prior year and growth in the average contract size for customers purchasing e-commerce Optimization services.
     Recurring service revenue generated from international customers was $6.5 million and $13.3 million respectively for the three and six months ended June 30, 2010 compared to $6.8 million and $12.6 million respectively for the same periods in 2009.
     We expect recurring services revenue to be in the range of $29.0 million to $30.0 million in the third quarter of 2010.
Professional and Education Services Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Professional and education services revenue	$5,601	$6,823	$10,798	$12,701
As a percent of total revenue	11.3%	15.3%	11.5%	14.7%
     Professional and education services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. Our professional services and education revenue decreased $1.2 million, or 17.9%, to $5.6 million and decreased $1.9 million, or 15.0% to $10.8 million respectively in the three and six months ended June 30, 2010 when compared to the same periods in 2009, primarily due to the winding down of the government funded research business that we acquired with CleverSet in 2008.
     Professional services and education revenue generated from international customers was $2.5 million and $4.5 million respectively for the three and six months ended June 30, 2010 compared to $1.3 million and $3.2 million respectively for the same periods in 2009.
     We expect professional and education services revenue to be in the range of $6.0 million to $7.0 million in third quarter of 2010.
Cost of Product License Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of product license revenue	$512	$457	$1,046	$847
As a percent of license revenue	1.0%	1.0%	1.1%	1.0%
Gross margin on product license revenue	$15,838	$13,118	$28,161	$25,658
As a percent of license revenue	96.9%	96.6%	96.4%	96.8%

ART TECHNOLOGY GROUP, INC.
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
Cost of Recurring Services Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of recurring services revenue	$10,254	$8,722	$19,970	$17,619
As a percent of recurring services revenue	20.9%	19.6%	21.3%	20.4%

Gross margin on recurring services revenue	$16,957	$15,306	$33,911	$29,512
As a percent of recurring services revenue	62.3%	63.7%	62.9%	62.6%
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
     Cost of recurring services revenue increased $1.7 million, or 17.6%, to $17.0 million and increased $4.4 million, or 13.3% to $33.9 million respectively in the three and six months ended June 30, 2010 when compared to the same periods in 2009. The increase in cost of recurring services in the three and six month periods in 2010 is primarily due to increased salary and benefit related costs.
     We expect third quarter 2010 recurring services gross margin to be in the low 60% range.
Cost of Professional and Education Services Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of professional and education services revenue	$4,807	$5,505	$9,647	$10,807
As a percent of recurring professional and education services revenue	9.8%	12.5%	10.3%	12.5%

Gross margin on professional and education services revenue	$794	$1,318	$1,151	$1,894
As a percent of professional and education services revenue	14.2%	19.3%	10.7%	14.9%

ART TECHNOLOGY GROUP, INC.
     Cost of professional and education services revenues includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased $0.7 million, or 12.7%, to $4.8 million and decreased $1.2 million, or 10.7% to $9.6 million respectively in the three and six months ended June 30, 2010 when compared to the same periods in 2009. The decrease in cost of professional and education services in the three and six month periods in 2010 primarily relates to increases in costs deferred on multiple element arrangements that will not be recorded until recognition of revenue commences, of $1.5 million and $2.4 million respectively in the three and six month periods ended June 30, 2010 over the same periods in 2009. These were partially offset by an increase in salary and benefit related costs of $0.3 million and $0.5 million respectively in the three and six month periods ended June 30, 2010 compared to the same periods in 2009.
     We expect third quarter 2010 professional and education services gross margin to be 5% to 10%.
Research and Development Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Research and development expenses	$8,149	$7,663	$16,810	$15,133
As a percent of total revenue	16.6%	17.2%	17.9%	17.5%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date all of our software development costs have been expensed as research and development costs in the period incurred.
     Research and development expenses increased $0.5 million, or 6.3%, to $8.2 million and increased $1.7 million, or 11.1% to $16.8 million in the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. Over the same periods, research and development expenses as a percentage of total revenue remained consistent. The increase for the three month period ended June 30, 2010 compared to the same period in 2009 is primarily related to increases in salary and benefit expenses of $0.7 million offset by a credit of $0.3 million received in a grant from the government of the United Kingdom as part of their Invest in Northern Ireland program as well as greater capitalization of costs over the prior year. Increases in salary and benefits were a result of increased headcount over the prior year. The increase for the six month period ended June 30, 2010 compared to the same period in 2009 primarily relates to increases in salary and benefit expenses of $1.5 million offset by the aforementioned $0.3 received from the government of the United Kingdom.
     During the three and six month periods ended June 30, 2010, we capitalized $0.4 million and $0.6 million, respectively, in certain internal use software development costs related to our optimization and hosting services in accordance with ASC 350-40, Internal-Use Software. We capitalized $0.2 million and $0.3 million respectively during the same periods in 2009.
Sales and Marketing Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Sales and marketing expenses	$15,450	$12,541	$29,879	$24,829
As a percent of total revenue	31.4%	28.2%	31.8%	28.8%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing

ART TECHNOLOGY GROUP, INC.
materials and events. We generally recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.
     Sales and marketing expenses increased $2.9 million, or 23.2%, to $15.5 million and increased $5.1 million, or 20.3% to $29.9 million in the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. Over the same periods, sales and marketing expenses as a percentage of total revenue increased 3.0% compared to the three and six month periods in the prior year. The increase for the three month period ended June 30, 2010 compared to the same period in 2009 is primarily related to increases in salary and benefit expenses, primarily driven by commissions due to higher bookings, of $1.7 million and $0.4 million in travel related expenses. The increase for the six month period ended June 30, 2010 compared to the same period in 2009 primarily relates to increases in salary and benefit expenses, primarily driven by commissions due to higher bookings, of $2.8 million, $0.7 million in travel related expenses and $0.6 million in marketing costs.
General and Administrative Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
General and administrative expenses	$5,114	$4,670	$10,239	$9,159
As a percent of total revenue	10.4%	10.5%	10.9%	10.6%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses increased $0.4 million, or 9.5%, to $5.1 million and increased $1.0 million, or 11.8% to $10.2 million in the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. Over the same periods, general and administrative expenses as a percentage of total revenues remained relatively stable at 10-11%. The increase for the three month period ended June 30, 2010 compared to the same period in 2009 is primarily related to an increase in salary and benefit expenses of $0.5 million and the increase for the six month period ended June 30, 2010 compared to the same period in 2009 primarily relates to increases in salary and benefit expenses of $1.1 million.
     We expect total operating expenses to be in the range of $28.0 million to $29.0 million in the third quarter of 2010.
Stock-Based Compensation Expense
     Stock-based compensation expense was $2.4 million for both three month periods ended June 30, 2010 and 2009 and was $4.9 million and $4.4 million for the six month periods ended June 30, 2010 and 2009 respectively, and is reflected in our costs and expenses above based on the function of the relevant personnel. As of June 30, 2010, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $23.3 million, which will be recognized over a weighted average period of approximately 2.2 years.
     We expect stock-based compensation expense to be approximately $3.0 million in the third quarter of 2010.
Interest and Other (Expense) Income, Net
     Interest and other income, net was $0.1 million and $0.3 million for the three months ended June 30, 2010 and 2009 respectively and $(0.2) million and $0.6 million for the six months ended June 30, 2010 and 2009 respectively. The decreases realized for both the three and six month periods compared to the same periods in 2009 primarily related to unfavorable changes in foreign exchange rates.

ART TECHNOLOGY GROUP, INC.
Provision for Income Taxes
     The income tax provision in the amount of $0.4 million and income tax benefit of $0.4 million for the three and six months ended June 30, 2010, respectively, related to the U.S. alternative minimum tax (“AMT”) state and foreign income taxes as well as interest related to uncertain tax positions. The utilization of tax loss carryforwards is limited in the calculation of AMT and, as a result, a federal tax charge was recorded in the three and six months ended June 30, 2010 and 2009. The AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforward. Included in the $0.4 million benefit for the six months ended June 30, 2010 is approximately $1.1 million related to the reversal of the valuation allowance on certain deferred tax assets as described below.
     For the three and six months ended June 30, 2009, we recorded income tax provisions of $0.6 million and $0.9 million, respectively, which related to foreign taxes on earnings in certain of our foreign subsidiaries as well as interest and penalties related to uncertain tax positions.
     During the quarter ended March 31, 2010, we recorded net deferred tax liabilities of approximately $1.1 million related to basis differences resulting from the acquisition of InstantService. As a result of the InstantService acquisition, we released a portion of our valuation allowance amounting to approximately $1.1 million to offset the impact of the deferred tax liabilities acquired on our pre-acquisition net deferred tax asset balance. In accordance with ASC 805, Business Combinations, the release of the valuation allowance was recorded as a tax benefit in our statement of operations.
Liquidity and Capital Resources
     Our capital requirements relate primarily to labor costs, facilities, employee and customer infrastructure, and working capital requirements. Our primary sources of liquidity at June 30, 2010 were our cash, cash equivalents, short and long-term marketable securities of $171.0 million, including $0.8 million of restricted cash used to collateralize letters of credit, and our cash flows from operations.
     Cash provided by operating activities was $17.6 million for the six months ended June 30, 2010, an increase of $4.6 million compared to the same period in the prior year. This difference is primarily driven by an increase in cash inflows related to deferred revenue of $12.7 million to $13.4 million compared to $0.7 million in the six months ended June 30, 2009 being offset by increased cash outflows related to deferred costs, accounts payable and prepaid and other assets over the same periods of $2.8 million, $4.1 million and $2.8 million respectively. The increase in deferred revenue is being driven by improved renewal rates for support maintenance contracts and the entrance into certain hosting contracts and professional service engagements during the six months ended June 30, 2010 which require the deferral of revenue. The change in deferred costs relates to work performed on projects where both costs and revenues are being deferred until certain contractual terms are met and the increased cash outflows related to accounts payable are due to timing of vendor payments during the period. Finally, the change in our prepaid expenses and other current assets account is primarily related to payment of rent and information technology related support fees during the six months ended June 30, 2010 coupled with the recording of $1.4 million in interest receivable related to our portfolio of marketable securities.
     Net cash used in investing activities was $129.3 million for the six months ended June 30, 2010, an increase of $126.1 million compared to the six months ended June 30, 2009. The difference is primarily driven by a net cash outflow in purchases/settlements of marketable securities of $106.7 million as a result of cash raised from our equity offering coupled with a cash outflow of $15.2 million related to our acquisition of InstantService, net of cash acquired.
     Net cash provided by financing activities was $92.9 million for the six months ended June 30, 2010, an increase of $92.7 million compared to the same period in the prior year. The difference between the periods primarily relates to a cash inflow of $95.0 million in net proceeds from our February 2010 equity offering being offset by cash outflows related to repayment of debt acquired as part of the purchase of InstantService and increased payment of employee withholding taxes related to RSU vesting in the amounts of $1.6 million and $1.3 million respectively.

ART TECHNOLOGY GROUP, INC.
     We believe that our cash equivalents, and marketable securities, along with other working capital and cash expected to be generated by our operations, will allow us to meet our liquidity requirements over at least the next twelve months and for the foreseeable future; however, our actual cash requirements will depend on many factors, including particularly, overall economic conditions both domestically and abroad. We may find it necessary or advisable to seek additional external funds through public or private securities offerings, strategic alliances or other financing sources. There can be no assurance that if we seek external funding, it will be available on favorable terms, if at all.
     We expect third quarter 2010 cash flow from operations to be in the range of $8.0 million to $10.0 million.
     On October 27, 2009 our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This authorization was in addition to the remaining $3.9 million under our existing $20.0 million repurchase program authorized in April 2007. During the six months ended June 30, 2010 and 2009, we repurchased no shares of our common stock. For the life of the stock repurchase program through June 30, 2010, we have repurchased 6,690,095 shares of its common stock at a cost of $16.1 million
Accounts Receivable and Days Sales Outstanding
     Information about our accounts receivable balance and days sales outstanding for the quarters ended June 30, 2010 and December 31, 2009 is as follows:

	As of and for the
	Quarter Ended
	June 30,	December 31,
	2010	2009
	(In thousands)
Days sales outstanding	82	75
Revenue	$49,163	$49,663
Accounts receivable, net	$44,963	$41,522
Percent of accounts receivable less than 60 days	96%	97%
     We evaluate our performance on collections on a quarterly basis. As of June 30, 2010, our days sales outstanding increased from December 31, 2009 due to timing of sales and associated billings during the quarter, as well as the effect of receiving payments on sales made during the current and previous quarters.
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
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820-10, Fair Value Measurements and Disclosures. ASU 2010-06 requires additional disclosures for transfers in and out of Levels 1 and 2 fair value classifications and for activity in Level 3 and clarifies certain other existing disclosure requirements. It also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 beginning January 15, 2010. This adoption had no impact on our financial position, results of operations or cash flows.

ART TECHNOLOGY GROUP, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of money market funds, commercial paper, corporate obligations, and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at June 30, 2010 and December 31, 2009 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes subsequent to June 30, 2010.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivables valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at June 30, 2010 and December 31, 2009, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at June 30, 2010, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In May 2009, LivePerson, Inc. (“LivePerson”) commenced an action in the United States District Court for the Southern District of New York against InstantService. In the action, LivePerson alleges that InstantService infringes two United States patents held by LivePerson and seeks injunctive relief, damages and attorneys’ fees. In April 2010, InstantService asserted counter-claims against LivePerson, alleging that LivePerson infringes one of InstantService’s patents and is seeking injunctive relief, damages and attorneys fees. In May 2010, we joined the action and filed counter claims against LivePerson, alleging that LivePerson infringes two of our patents and we are seeking injunctive relief, damages and attorneys fees against LivePerson. Discovery in the LivePerson action has not yet commenced. We are investigating the claims made by LivePerson and have reached no conclusion as to the likelihood of an adverse outcome in the litigation, which we intend to contest vigorously.
     Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasingly frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors in the market for e-commerce software and services have filed or may file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make claims of infringement against us with respect to our products and technology. Additionally, third parties who are not actively engaged in providing e-commerce products or services but who hold or acquire patents upon which they may allege our current or future products or services infringe may make claims of infringement against us or our customers. Our agreements with our customers typically require us to indemnify them against claims of intellectual property infringement resulting from their use of our products and services with certain industry-standard exceptions. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations, and certain of our customers are currently parties to litigation in which it is alleged that the patent rights of others are infringed by our products or services. Any litigation over intellectual property rights, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we or our customers are accused of infringement might cause product shipment or service delivery delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. We could incur substantial costs in prosecuting or defending any intellectual property litigation. These claims, whether meritorious or not, could be time consuming, result in costly litigation, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.
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

ART TECHNOLOGY GROUP, INC.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Reserved)
Item 5. Other Information
Compensatory Arrangements of Certain Officers
     At our annual meeting of stockholders on May 24, 2010, our stockholders approved amendments to the Amended and Restated 1996 Stock Option Plan (the “1996 Plan”), in which our executive officers are entitled to participate. As more fully set forth in our definitive proxy materials for the meeting, the principal purposes of the amendments were to:
•	Increase the number of shares issuable under the 1996 Plan by 14,000,000 shares;

•	Alter the ratio within the 1996 Plan that determines how full value awards, such as grants of restricted stock, are counted against the number of shares reserved for issuance under the plan, which we refer to as the “fungibility ratio,” from the then-current ratio of 1.24 to a new ratio of 1.39; and

•	Extend the term of the 1996 Plan by six years until December 31, 2019.
     Additionally, on April 21, 2010, our Board of Directors (“Board”) approved an amendment to the 1996 Plan providing that (a) time-based awards, other than options or SARS, shall vest in full no earlier than three (3) years from the date of grant and (b) performance-based awards, other than options or SARS, shall vest in full no earlier than one year from the date of the grant. Notwithstanding the above, the Board may grant awards that do not conform to such vesting requirements, so long as the aggregate number of shares of common stock subject to all such non-conforming awards outstanding at any time does not exceed ten percent (10%) of the shares of common stock then subject to the 1996 Plan.
     The 1996 Plan, as amended and restated, is attached as Exhibit 10.1 to this Quarterly Report.

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits
Exhibits
1.1	Equity Underwriting Agreement dated February 5, 2010 with Deutsche Bank Securities, Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on February 1, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

10.1	Amended and Restated 1996 Stock Option Plan*.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	The following materials from Art Technology Group, Inc.’s Quarterly Report on From 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan.
++	Furnished herewith

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

Date: August 2, 2010