Form 10-Q
period 2010-09-30
ART TECHNOLOGY GROUP INC
filed 2010-11-08
CIK 1086195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of November 3, 2010 there were 158,471,879 shares of the Registrant’s common stock outstanding.

ART TECHNOLOGY GROUP, INC.
INDEX TO FORM 10-Q

Page
Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
• Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3
• Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2010 and 2009	4
• Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5
• Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. (Reserved)	29
Item 5. Other Information	29
Item 6. Exhibits	30

SIGNATURES	31
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$58,842	$57,319
Marketable securities (including restricted cash of $50 at September 30, 2010 and December 31, 2009, respectively)	93,166	21,775
Accounts receivable (net of reserves of $481 and $1,060 at September 30, 2010 and December 31, 2009, respectively)	44,307	41,522
Deferred costs, current	1,502	767
Prepaid expenses and other current assets	6,493	3,789

Total current assets	204,310	125,172
Property and equipment, net	15,220	9,934
Deferred costs, less current portion	4,058	1,387
Marketable securities (including restricted cash of $738 at September 30, 2010 and December 31, 2009, respectively)	30,518	6,439
Other assets	2,228	1,357
Intangible assets, net	7,205	4,064
Goodwill	77,689	65,683

Total Assets	$341,228	$214,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,916	$5,720
Accrued expenses	18,474	18,873
Deferred revenue, current portion	47,045	42,640

Total current liabilities	68,435	67,233

Deferred revenue, less current portion	23,136	10,356
Other liabilities	1,527	536
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized - 10,000,000 shares; issued and outstanding-no shares	—	—
Common stock, $0.01 par value; authorized - 200,000,000 shares; 165,509,988 shares and 134,117,921 shares issued, respectively; and 158,375,293 shares and 127,427,826 shares outstanding, respectively, at September 30, 2010 and December 31, 2009	1,657	1,341
Additional paid-in capital	429,993	326,925
Accumulated deficit	(164,731)	(175,150)
Treasury stock, at cost (7,134,695 and 6,690,095 shares at September 30, 2010 and December 31, 2009, respectively)	(17,553)	(16,075)
Accumulated other comprehensive loss	(1,236)	(1,130)

Total stockholders’ equity	248,130	135,911

Total Liabilities and Stockholders’ Equity	$341,228	$214,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Product licenses	$13,729	$10,890	$42,937	$37,396
Recurring services	30,165	24,904	84,046	72,035
Professional and education services	6,441	7,587	17,239	20,288

Total revenue	50,335	43,381	144,222	129,719

Cost of Revenue:
Product licenses	735	399	1,781	1,246
Recurring services	10,878	9,393	30,848	27,012
Professional and education services	5,759	6,029	15,406	16,836

Total cost of revenue	17,372	15,821	48,035	45,094

Gross Profit	32,963	27,560	96,187	84,625

Operating Expenses:
Research and development	8,983	7,599	25,793	22,732
Sales and marketing	15,205	12,503	45,084	37,332
General and administrative	5,165	4,831	15,404	13,990
Restructuring charges	—	—	352	—

Total operating expenses	29,353	24,933	86,633	74,054

Income from operations	3,610	2,627	9,554	10,571
Interest and other income (expense), net	838	(314)	694	236

Income before income taxes	4,448	2,313	10,248	10,807
Provision (benefit) for income taxes	275	(1,650)	(158)	(750)

Net income	$4,173	$3,963	$10,406	$11,557

Basic net income per share	$0.03	$0.03	$0.07	$0.09

Diluted net income per share	$0.03	$0.03	$0.06	$0.09

Basic weighted average common shares outstanding	158,232	127,224	153,986	126,742

Diluted weighted average common shares outstanding	164,139	134,736	161,141	132,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$10,406	$11,557

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,960	6,829
Stock-based compensation expense	7,725	6,820
Amortization of investment premiums	2,373	—
Non-cash deferred tax benefit	(1,326)	(1,871)
Net changes in current assets and liabilities:
Accounts receivable	(1,650)	3,256
Prepaid expenses and other current assets	(2,497)	931
Deferred costs	(3,408)	390
Other assets	139	(59)
Accounts payable	(3,185)	1,697
Accrued expenses and other liabilities	(699)	(2,328)
Deferred revenue	15,636	(4,086)
Accrued restructuring	—	(146)

Net cash provided by operating activities	32,474	22,990

Cash Flows from Investing Activities:
Purchases of marketable securities	(161,100)	(28,287)
Maturities of marketable securities	63,327	14,725
Purchases of property and equipment	(9,929)	(4,620)
Increase in other assets	(913)	—
Acquisition of business, net of cash acquired	(15,174)	—

Net cash used in investing activities	(123,789)	(18,182)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,962	1,428
Proceeds from employee stock purchase plan	914	797
Net proceeds from equity offering	94,968	—
Repayment of acquired debt	(1,573)	—
Repurchase of common stock	(1,478)	(4,265)
Payments of employee restricted stock tax withholdings	(2,174)	(873)

Net cash provided by (used in) financing activities	92,619	(2,913)

Effect of foreign exchange rate changes on cash and cash equivalents	219	1,130

Net increase in cash and cash equivalents	1,523	3,025

Cash and cash equivalents, beginning of period	57,319	47,413

Cash and cash equivalents, end of period	$58,842	$50,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(a) Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The Company considers which events or transactions that occur after the balance sheet date but before the financial statements are issued should be included to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
     The accompanying consolidated financial statements include the accounts of ATG and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
(b) Accounts Receivable
     Accounts receivable represents amounts currently due from customers. Accounts receivable also include $8.6 million and $2.5 million of unbilled accounts receivable at September 30, 2010 and December 31, 2009, respectively. Unbilled accounts receivable consist of future billings related to transactions with extended payment terms, as well as future billings for professional services performed but not yet invoiced to the customer. At September 30, 2010, $6.4 million of the $8.6 million was unbilled due to extended payment terms. At December 31, 2009, $1.0 million of the $2.5 million related to extended payment terms. Unbilled accounts receivable related to professional services are generally invoiced the following month.
(c) Comprehensive Income
     Accounting guidance requires financial statements to include the reporting of comprehensive income, which includes net income and certain transactions that have generally been reported in the statement of stockholders’ equity. ATG’s comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
     The components of accumulated other comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$4,173	$3,963	$10,406	$11,557
Net changes in:
Foreign currency translation adjustment	827	426	(172)	1,061
Unrealized gain (loss) on available-for-sale securities	283	(12)	66	112

Total comprehensive income	$5,283	$4,377	$10,300	$12,730

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(d) Concentrations of Credit Risk and Major Customers
     At September 30, 2010 and 2009 no customer accounted for more than 10% of accounts receivable. Furthermore, no customer accounted for more than 10% of revenues for either the three or nine month periods ended September 30, 2010 and 2009.
(e) New Accounting Pronouncements
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
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$4,173	$3,963	$10,406	$11,557
Weighted average common shares outstanding used in computing basic net income per share	158,232	127,224	153,986	126,742

Dilutive common stock equivalents	5,907	7,512	7,154	5,667

Total weighted average common stock and common stock equivalent shares outstanding used in computing diluted net income per share	164,139	134,736	161,141	132,409

Basic net income per share	$0.03	$0.03	$0.07	$0.09

Diluted net income per share	$0.03	$0.03	$0.06	$0.09

Anti-dilutive common stock equivalents	13,924	10,891	12,867	12,714

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Stock-Based Compensation
Grant-Date Fair Value of Stock Options
     The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of stock options. Information pertaining to stock options granted during the nine months ended September 30, 2010 and 2009 and related weighted average assumptions is as follows:

	Nine months ended September 30,
Stock Options	2010	2009
Options granted (in thousands)	1,849	1,088
Weighted-average exercise price	$4.33	$2.84
Weighted-average grant date fair value	$2.72	$1.86
Assumptions:
Expected volatility	65.02%	70.50%
Expected term (in years)	6.25	6.25
Risk-free interest rate	1.84%	2.68%
Expected dividend yield	—	—
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
     The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Expected forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied a forfeiture rate of 9.6% to all unvested options as of September 30, 2010. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
Stock Option Award Activity
     A summary of the activity under the Company’s stock option plans for the nine months ended September 30, 2010 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term in Years	Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2009	13,003	$2.83
Options granted	1,849	4.33
Options exercised	(1,105)	1.78
Options forfeited	(647)	11.31

Options outstanding at September 30, 2010	13,100	2.71	5.5	$22,285

Options exercisable at September 30, 2010	9,893	2.35	4.4	23,204

Options vested or expected to vest at September 30, 2010 (1)	12,672	2.67	5.4	22,135

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

     During the nine months ended September 30, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.3 million and $1.9 million, respectively, and the total amount of cash received by the Company from exercise of these options was $2.0 million and $1.4 million, respectively.
Restricted Stock Awards
     A summary of the Company’s restricted stock unit (“RSU”) award activity for the nine months ended September 30, 2010 is presented below:

		Weighted
		Average Grant
	Restricted Stock	Date Fair Value
	and RSUs	Per Share
	(in thousands)
Non-vested shares outstanding at December 31, 2009	5,446	$2.89
Awards granted	2,690	3.91
Awards vested	(1,804)	2.89
Awards forfeited	(333)	3.00

Non-vested shares outstanding at September 30, 2010	5,999	3.32

     During the nine months ended September 30, 2010, the Company granted 2.7 million RSUs to employees, directors and executives. The fair value of the RSUs is based on the market value of ATG’s common stock price on the date of grant. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period provided there are no performance-based measures. The Company has applied a forfeiture rate of 18% to its RSUs as of September 30, 2010.
     The RSUs provide the holder with the right to receive shares of ATG common stock upon vesting. RSUs granted to employees generally vest over four years. A majority of the RSUs vest based on the lapsing of time. A portion of the RSUs granted to executives are subject to performance criteria. Of the RSUs outstanding at September 30, 2010, 1.9 million were performance-based. The fair value of these performance-based awards is being recognized over the requisite service period under the accelerated method. All performance-based RSUs contain an additional condition which, if achieved, would result in the immediate vesting of the awards. At September 30, 2010, the achievement of this additional condition is not deemed probable by the Company.
     As of September 30, 2010, there was $20.4 million of total unrecognized compensation cost related to unvested awards of stock options and RSUs. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     The Company recorded total stock-based compensation expense of $2.9 million and $2.5 million, respectively, for the three months ended September 30, 2010 and 2009 and $7.7 million and $6.8 million, respectively, for the nine months then ended.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
services, and professional and education services. ATG evaluates these product offerings based on their respective revenues and gross margins. As a result, the financial information disclosed in the consolidated financial statements represents the material financial information related to our principal operating segment.
     Revenues from foreign sources were approximately $16.2 million and $12.7 million for the three months ended September 30, 2010 and 2009, respectively, and $41.3 million and $39.0 million for the nine months ended September 30, 2010 and 2009, respectively. Revenues from foreign sources were primarily generated from customers located in Europe. All of the Company’s product sales for the three and nine months ended September 30, 2010 and 2009 were delivered from ATG’s headquarters located in the United States.
     The following table represents the percentage of total revenue by geographic region for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	68%	71%	71%	70%
United Kingdom (UK)	22	9	16	17
Europe, Middle East and Africa (excluding UK)	8	15	10	10
Other	2	5	3	3

	100%	100%	100%	100%

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

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2010:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)
Money market funds	$—	$4,082	$—	$4,082
Commercial paper	—	6,998	—	6,998
Corporate debt securities	—	4,019	—	4,019

Total cash and cash equivalents	—	15,099	—	15,099
Debt securities — current (2)
Commercial paper	—	8,938	—	8,938
U.S. Federal Government securities	13,077	—	—	13,077
Corporate debt securities	—	70,627	—	70,627

Total debt securities — current	13,077	79,565	—	92,642
Debt securities — non-current (3)
U.S. Federal Government securities	2,001	—	—	2,001
Corporate debt securities	—	27,778	—	27,778

Total debt securities — non-current	2,001	27,778	—	29,779

Total Assets:	$15,078	$122,442	$—	$137,520

(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.

(2)	Included within marketable securities, current in the Consolidated Balance Sheet.

(3)	Included within marketable securities, non-current in the Consolidated Balance Sheet.
     When available, the Company uses unadjusted quoted market prices to measure the fair value and classifies such items as Level 1. The valuation technique used to measure fair value for our Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets.
     As of September 30, 2010, the Company’s marketable securities had a fair value of $137.5 million, amortized cost of $137.4 million, and unrealized gain recorded in other comprehensive income of $0.1 million. In addition, 78% of the marketable securities held by the Company at September 30, 2010 had a maturity of less than one year, and all investments had fair value greater than 90% of their amortized cost.
(6) Restricted Cash
     At September 30, 2010, the Company has collateralized $0.8 million in outstanding letters of credit with certificates of deposit. The letters of credit were issued in favor of various landlords to secure obligations under ATG’s facility leases expiring through December 2018. The collateral for the letters of credit is reflected on the Company’s balance sheet as restricted cash within short-term and long-term marketable securities dependent on the underlying term of the leases.
(7) Acquisitions
     On January 8, 2010, the Company acquired all of the outstanding shares of common stock of privately held InstantService.com, Inc. (“InstantService”) in a non-material business combination. During the three months ended September 30, 2010, the Company did not record any material revisions to any of the assumptions, estimates or

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
amounts used to complete its preliminary purchase price accounting as of March 31, 2010; however, pending the outcome of further analysis related to certain other assets and contingencies recorded as part of the transaction, the preliminary purchase price allocation could change.
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

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009

Balance at beginning of period	$65,683	$65,683
Acquisition of InstantService	12,006	—

Balance at end of period	$77,689	$65,683

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

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$10,782	$(7,912)	$2,870	$7,460	$(6,032)	$1,428
Developed technology	9,510	(5,455)	4,055	6,110	(3,964)	2,146
Trademarks	1,400	(1,120)	280	1,400	(910)	490

Total intangible assets	$21,692	$(14,487)	$7,205	$14,970	$(10,906)	$4,064

     Intangible assets are amortized based upon the pattern of estimated economic use or on a straight-line basis over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangibles was $1.2 million and $0.9 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $3.6 million and $2.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively.
     The Company expects amortization expense for these intangible assets to be (in thousands):

Remainder of 2010	$753
2011	2,376
2012	1,344
2013	1,344
2014	1,344
2015	44

Total	$7,205
(10) Income Taxes
     The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. The Company believes there is significant uncertainty in its future profits due to the growing breadth of its product mix and the effect that can have on the timing of revenue recognition, and the related effect on reported U.S. income. At September 30, 2010, the Company determined that it is more likely than not that the net U.S. deferred tax assets may not be realized and a full valuation allowance continues to be recorded.
     The $0.3 million income tax provision recorded for the three month period ended September 30, 2010 relates to the U.S. alternative minimum tax (“AMT”), inclusive of allowable tax loss carryforwards, state and foreign income taxes as well as interest related to uncertain tax positions. The AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforwards. The $0.2 million benefit for the nine months ended September 30, 2010 includes approximately $1.4 million related to the reversal of the valuation allowance on certain deferred tax assets as described below.
     During the nine months ended September 30, 2010, the Company recorded net deferred tax liabilities of approximately $1.4 million related to basis differences resulting from the acquisition of InstantService. As a result of the InstantService acquisition, the Company released a portion of its valuation allowance amounting to approximately $1.4 million to offset the impact of the deferred tax liabilities acquired on its pre-acquisition net deferred tax asset balance. In accordance with ASC 805, Business Combinations, the release of the valuation allowance was recorded as a tax benefit in the statement of operations.
     For the three and nine months ended September 30, 2009, the Company recorded income tax benefits of $1.7 million and $0.8 million, respectively, which related to the tax benefits recorded as a result of the decreases in the Company’s uncertain tax positions offset by U.S. federal alternative minimum tax, state and foreign income taxes.
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

ART TECHNOLOGY GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     In May 2009, LivePerson, Inc. (“LivePerson”) commenced an action in the United States District Court for the Southern District of New York against InstantService. In the action, LivePerson alleges that InstantService infringes two United States patents held by LivePerson and seeks injunctive relief, damages and attorneys’ fees. In April 2010, InstantService asserted counter-claims against LivePerson, alleging that LivePerson infringes one of InstantService’s patents and is seeking injunctive relief, damages and attorneys fees. In May 2010, the Company joined the action and asserted counter claims against LivePerson, alleging that LivePerson infringes two of its patents and is seeking injunctive relief, damages and attorneys fees against LivePerson. In August 2010, LivePerson added the Company as a defendant to the suit. The Company is investigating the claims made by LivePerson and has reached no conclusion as to the likelihood of an adverse outcome in the litigation, which the Company intends to contest vigorously.
(12) Subsequent Events
Merger Agreement with Oracle (Non-recognized subsequent event)
     On November 2, 2010, ATG, Oracle Corporation, a Delaware corporation (“Oracle”), and Amsterdam Acquisition Sub Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into ATG (the “Merger”) with ATG surviving as a wholly-owned subsidiary of Oracle. A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2010, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.
Shareholder Lawsuit (Non-recognized subsequent event)
     On November 4, 2010, a putative shareholder class action lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County (Cronenwett v. Art Technology Group, Inc. et al) naming the Company and its directors, as well as Oracle Corporation and its wholly-owned subsidiary Amsterdam Acquisition Sub Corporation, as defendants. The complaint seeks to enjoin the proposed acquisition of the Company by Oracle Corporation and alleges claims for breach of fiduciary duty against the Company’s directors and for aiding and abetting a breach of fiduciary duty against Oracle Corporation and Amsterdam Acquisition Sub Corporation. The complaint generally alleges that the consideration offered in the proposed transaction is unfair and inadequate. The Company intends to defend this case vigorously. There can be no assurance, however, that the Company will be successful in its defense of this action. It is not known when or on what basis the action will be resolved.

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
Recent Developments
     On November 2, 2010, our Company, Oracle Corporation, a Delaware corporation (“Oracle”), and Amsterdam Acquisition Sub Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein. Merger Sub will merge with and into our Company (the “Merger”) with our Company surviving as a wholly-owned subsidiary of Oracle. A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on November 2, 2010, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.
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

ART TECHNOLOGY GROUP, INC.
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
     Impact of recovering economy. The rate of recovery from the global recession impacts all sectors of the U.S. and most foreign economies and continues to create uncertainty for our business. These fragile economic conditions have led to delays or reductions in capital spending, including purchases of information technology across industries and markets including customers across the markets that we serve. We cannot accurately predict the duration or potential severity of the current economic uncertainty or the impact it will have on our customers’ or their demand for our products and services.
     Trend in on-line sales. The growth of e-commerce as an important sales channel is the principal driver for demand for our products and services. We believe that in the current environment, the on-line channel continues to grow in importance for many of our customers, as e-commerce may offer more opportunities for revenue growth as well as significant cost savings and operational benefits such as improved inventory control and purchasing processes.

ART TECHNOLOGY GROUP, INC.
     E-commerce “replatforming.” Enterprises periodically upgrade or replace the network and enterprise applications software and the related hardware systems that they use to run their e-commerce operations in order to take advantage of advances in computing power, system architectures, and enterprise software functionality that enable them to increase the capabilities of their e-commerce systems while simplifying operation and maintenance of these systems and reducing their cost of ownership. In the e-commerce software industry, we refer to these major system upgrades or replacements as “replatforming.” We believe that on average, customers in our market replatform or refresh their e-commerce software approximately every four to five years. The extent to which this trend will continue is unknown. However, we are cautiously optimistic that in the near term spending on e-commerce technology will continue at levels comparable to those we have recently experienced, and that it may even increase as a priority for some of our customers and prospects, due to the growing importance and cost benefits of the on-line channel.
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
     International expansion. Revenues derived from foreign sales as a percentage of our total revenues were 32% and 29%, respectively, for the three and nine months ended September 30, 2010, remaining relatively stable compared to 29% and 30%, respectively, for the three and nine months ended September 30, 2009. We continue to seek opportunities to invest resources into further developing our reach internationally. In support of this initiative we have entered into partnership agreements abroad that will support our continued growth. As the international market opportunity continues to develop we will adjust our strategy accordingly.
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
     We define our “critical accounting policies” as those that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations or that concern the specific manner in which we apply GAAP. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes. We have not made any changes to any of our critical accounting policies or our procedures for developing material estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 1, 2010.
Results of Operations
     The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Product licenses	27%	25%	30%	29%
Recurring services	60	57	58	55
Professional and education services	13	18	12	16

Total revenue	100	100	100	100
Cost of Revenue:
Product licenses	2	1	1	1
Recurring services	22	22	21	21
Professional and education services	11	14	11	13

Total cost of revenue	35	37	33	35

Gross profit	65	63	67	65
Operating Expenses:
Research and development	18	17	18	17
Sales and marketing	30	29	31	29
General and administrative	10	11	11	11

Total operating expenses	58	57	60	57

Income from operations	7	6	7	8
Interest and other income (expense), net	2	(1)	0	0

Income before provision for income taxes	9	5	7	8
Provision (benefit) for income taxes	1	(4)	0	(1)

Net income	8%	9%	7%	9%

ART TECHNOLOGY GROUP, INC.
     The following table sets forth, for the periods indicated, our cost of revenue as a percentage of the related revenue and the related gross margins:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of product license revenue	5%	4%	4%	3%
Gross margin on product license revenue	95%	96%	96%	97%
Cost of recurring services revenue	36%	38%	37%	37%
Gross margin on recurring services revenue	64%	62%	63%	63%
Cost of professional and education services revenue	89%	79%	89%	83%
Gross margin on professional and education services revenue	11%	21%	11%	17%
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
     The following table summarizes and reconciles to our product license revenue, as reported under GAAP, our product license bookings for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Product license bookings	$14,224	$10,436	$46,259	$39,396
Increase in product license deferred revenue	(3,664)	(4,321)	(14,515)	(16,299)
Product license deferred revenue recognized	3,169	4,775	11,193	14,299

Product license revenue	$13,729	$10,890	$42,937	$37,396

     Product license bookings increased $3.8 million, or 36%, to $14.2 million and increased $6.8 million, or 17% to $46.3 million in the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. The increase in both cases reflects growth in the demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license bookings deferred was 26% and 41% of our total product license bookings for the three months ended September 30, 2010 and 2009, respectively, and 31% and 41%, respectively, for the nine month periods then ended. The deferral of bookings is due to various factors which may include e-commerce Optimization services or application hosting included in the arrangement for which we do not have VSOE of fair value, extended payment terms in the arrangement, the inclusion of hosting services in the arrangement which may require that revenue be deferred and recorded over the estimated customer life, or other elements in our contracts that preclude recognition of revenue at the time of booking. Deferred revenue will be recognized in future periods when delivery of the service commences or as contractual requirements are met.
     Product license deferred revenue recognized was $3.2 million and $4.8 million for the three month periods ended September 30, 2010 and 2009, respectively, and $11.2 million and $14.3 million, respectively, for the nine month periods then ended. These amounts were recognized upon the resolution of contractual conditions or other conditions that required their initial deferral.

ART TECHNOLOGY GROUP, INC.
Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Total revenue	$50,335	$43,381	$144,222	$129,719
     Total revenue increased $7.0 million, or 16%, to $50.3 million and increased $14.5 million, or 11% to $144.2 million, respectively, in the three and nine months ended September 30, 2010 when compared to the same periods in 2009. Revenue is derived from perpetual software licenses, recurring services, which is comprised of support and maintenance services, application hosting services, and e-commerce optimization services, and professional and education services. The revenue growth in 2010 is primarily due to a combined increase of $17.6 million, or 16%, in product license and recurring services revenues, which was partially offset by a decrease of $3.0 million, or 15% in professional and education services. Information on revenue changes, by type, for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 is provided below.
     Revenue generated from international customers increased to $16.2 million or 32% of total revenue from $12.7 million, or 29% of total revenue, respectively, for the three months ended September 30, 2010 when compared to the same period in 2009. International revenue also increased to $41.3 million or 29% of total revenue from $39.0 million, or 30% of total revenue, respectively, for the nine month periods ended September 30, 2010 and 2009. The primary driver of the overall increase in foreign source revenues as a percentage of total revenues compared to similar periods in the prior year was the consummation of two significant product license transactions totaling $5.0 million in revenue recognized during the quarter ended September 30, 2010. Offsetting this amount is an increase in U.S. revenues in 2010 as a result of the addition of the InstantService business acquired January 8, 2010, as InstantService’s customer portfolio is primarily U.S. based.
     No customer accounted for more than 10% of revenues for either the three or nine month periods ended September 30, 2010 and 2009.
Product License Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Product license revenue	$13,729	$10,890	$42,937	$37,396
As a percent of total revenue	27%	25%	30%	29%
     Product license revenue increased $2.8 million, or 26%, to $13.7 million and increased $5.5 million, or 15% to $42.9 million in the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. The increase experienced in the three months ended September 30, 2010 compared to the same period in 2009 is due to an increase in current period product license bookings of $3.8 million and a decrease in product license deferred revenue of $0.6 million offset by a decrease in the recognition of previously deferred product license revenue of $1.6 million. The increase experienced in the nine months ended September 30, 2010 compared to the same period in 2009 is based on an increase in product license bookings of $6.8 million and a decrease in product license deferred revenue of $1.8 million offset by a decrease in the recognition of previously deferred product license revenue of $3.1 million. Bookings have increased due to increased demand for our e-commerce solutions and the success of our sales and marketing initiatives.
     Product license revenue generated from international customers was $6.1 million and $13.4 million, respectively, for the three and nine months ended September 30, 2010 compared to $4.4 million and $14.9 million, respectively, for the same periods in 2009.

ART TECHNOLOGY GROUP, INC.
Recurring Services Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Support and maintenance	$14,573	$12,403	$40,640	$35,883
Optimization services and managed application hosting services	15,592	12,501	43,406	36,152

Total recurring services revenue	$30,165	$24,904	$84,046	$72,035

As a percent of total revenue	60%	57%	58%	55%
     Our recurring services revenue increased $5.3 million, or 21%, to $30.2 million and increased $12.0 million, or 17% to $84.0 million, respectively, in the three and nine months ended September 30, 2010 when compared to the same periods in 2009, as follows:
•	Support and maintenance revenue increased $2.2 million, or 17%, to $14.6 million and increased $4.8 million, or 13.0% to $40.6 million, respectively, in the three and nine months ended September 30, 2010 when compared to the same periods in 2009, primarily as a result of continued renewal rates of 98% for the three months ended September 30, 2010 and 99% for the nine months then ended, coupled with growth in our installed base of ATG e-commerce software.

•	e-Commerce optimization services and managed application hosting services revenue increased $3.1 million, or 25%, to $15.6 million and increased $7.3 million, or 20% to $43.4 million, respectively, in the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily as a result of the addition of InstantService revenues not included in the prior year and growth in the average contract size for customers purchasing e-commerce Optimization services.
     Recurring service revenue generated from international customers was $7.2 million and $20.4 million, respectively, for the three and nine months ended September 30, 2010 compared to $6.7 million and $19.3 million, respectively, for the same periods in 2009.
Professional and Education Services Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Professional and education services revenue	$6,441	$7,587	$17,239	$20,288
As a percent of total revenue	13%	18%	12%	16%
     Professional and education services revenue consists primarily of revenue from consulting and implementation services, which typically are performed in the quarters closely following the execution of a product license transaction. Our professional services and education revenue decreased $1.1 million, or 15%, to $6.4 million and decreased $3.0 million, or 15.0% to $17.2 million, respectively, in the three and nine months ended September 30, 2010 when compared to the same periods in 2009, primarily due to the continued winding down of the government funded research business that we acquired with CleverSet in 2008 and the deferral of revenue on multiple element arrangements.
     Professional services and education revenue generated from international customers was $3.0 million and $7.5 million, respectively, for the three and nine months ended September 30, 2010 compared to $1.6 million and $4.1 million , respectively, for the same periods in 2009.

ART TECHNOLOGY GROUP, INC.
Cost of Product License Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of product license revenue	$735	$399	$1,781	$1,246
As a percent of license revenue	5%	4%	4%	3%

Gross margin on product license revenue	$12,994	$10,491	$41,156	$36,150
As a percent of license revenue	95%	96%	96%	97%
     Cost of product license revenue includes salary, benefits and stock-based compensation, costs of fulfillment and engineering staff dedicated to maintenance of products that are in general release, the amortization of licenses purchased in support of and used in our products, royalties paid to vendors whose technology is incorporated into our products and amortization expense related to acquired developed technology. Variations in our cost of product license revenue did not materially influence our results of operations in the periods presented.
Cost of Recurring Services Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of recurring services revenue	$10,878	$9,393	$30,848	$27,012
As a percent of recurring services revenue	36%	38%	37%	37%

Gross margin on recurring services revenue	$19,287	$15,511	$53,198	$45,023
As a percent of recurring services revenue	64%	62%	63%	63%
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
     Cost of recurring services revenue increased $1.5 million, or 16%, to $10.9 million and increased $3.8 million, or 14% to $30.8 million, respectively, in the three and nine months ended September 30, 2010 when compared to the same periods in 2009. The increase in cost of recurring services in the three months ended September 30, 2010 is primarily related to increased salary and benefit-related costs of $0.6 million due to increased headcount stemming from the InstantService acquisition, an increase in depreciation and amortization expense of $0.7 million related to equipment purchases made in 2010 to support new hosting customers and to intangible assets obtained as part of the InstantService acquisition, and an increase in telecommunications and hosting expenses of $0.6 related to our new hosting customers. The causes of the increases in salaries and benefit related costs of $1.8 million, depreciation and amortization expense of $1.4 million and telecommunications and hosting expenses of $0.7 million in the nine months ended September 30, 2010 when compared to the prior year, are consistent with those experienced in the three months then ended.

ART TECHNOLOGY GROUP, INC.
Cost of Professional and Education Services Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of professional and education services revenue	$5,759	$6,029	$15,406	$16,836
As a percent of professional and education services revenue	89%	79%	89%	83%

Gross margin on professional and education services revenue	$682	$1,556	$1,833	$3,452
As a percent of professional and education services revenue	11%	21%	11%	17%
     Cost of professional and education services revenue includes salary, benefits, and stock-based compensation and other costs for professional services and technical support staff and third-party contractors.
     Cost of professional and education services revenue decreased $0.3 million, or 4%, to $5.8 million and decreased $1.4 million, or 8% to $15.4 million, respectively, in the three and nine months ended September 30, 2010 when compared to the same periods in 2009. The decrease in cost of professional and education services in the three months ended September 30, 2010 is primarily driven by a decrease in outside service expenses of $0.7 related to a reduction in cost for contract/temporary labor due to the winding down of the of the government funded research business that we acquired with CleverSet in 2008 coupled with a $0.5 million increase in the amount of costs that were deferred on multiple element arrangements that will not be recorded until recognition of revenue commences. These decreases were offset by an increase in salary and benefit and travel-related costs of $0.8 million. The decrease in cost of professional and education services in the nine months ended September 30, 2010 is primarily related to a decrease in outside service expenses of $0.4 coupled with a $3.1 million increase in the amount of costs that were deferred on multiple element arrangements, offset by an increase in salary and benefit and travel-related costs of $1.8 million. The decrease in professional and education services gross margins for both the three and nine months ended September 30, 2010, was caused by increases in the use of outside contractors in 2010 compared to 2009 which resulted in higher cost.
Research and Development Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Research and development expenses	$8,983	$7,599	$25,793	$22,732
As a percent of total revenue	18%	17%	18%	17%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation costs to support product development. To date all of our software development costs have been expensed as research and development costs in the period incurred.
     Research and development expenses increased $1.4 million, or 18%, to $9.0 million and increased $3.1 million, or 13% to $25.8 million in the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. Over the same periods, research and development expenses as a percentage of total revenue remained relatively consistent. The increase for the three month period ended September 30, 2010 compared to the same period in 2009 is primarily related to increases in salary and benefit expenses of $1.2 million coupled with an increase in cost related to contract/temporary labor of $0.2 million. Increases in salary and benefits were a result of increased headcount over the prior year and the increase in contract/temporary labor is related to our increased research and development activities. The increase for the nine month period ended September 30, 2010 compared to the same period in 2009 primarily relates to increases in salary and benefit expenses of $2.6 million, in contract/temporary labor of $0.3 million and in travel related expenses of $0.2 million. The primary drivers of the increases during the nine months ended September 30, 2010 compared to the same period

ART TECHNOLOGY GROUP, INC.
in 2009 are the same as those experienced over the three month period then ended. The increase in travel related expenses is due to the fact that many of the outside contractors used are based internationally.
     During the three and nine month periods ended September 30, 2010, we capitalized $0.5 million and $1.1 million, respectively, in certain internal use software development costs related to our optimization and hosting services in accordance with ASC 350-40, Internal-Use Software. We capitalized an insignificant amount of these cost during the three and nine month periods ended September 30, 2009.
Sales and Marketing Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Sales and marketing expenses	$15,205	$12,503	$45,084	$37,332
As a percent of total revenue	30%	29%	31%	29%
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, and stock-based compensation and other related costs for sales and marketing personnel, travel, public relations and marketing materials and events. We generally recognize commission expense upon contract execution with the result that commission expense may be recognized earlier than the related revenue.
     Sales and marketing expenses increased $2.7 million, or 22%, to $15.2 million and increased $7.8 million, or 21% to $45.1 million in the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. Sales and marketing expenses as a percentage of total revenue remained relatively consistent when compared to the three and nine month periods of the prior year. The increase for the three month period ended September 30, 2010 compared to the same period in 2009 is primarily related to increases in salary and benefit expenses of $2.3 million and an increase of $0.4 million in travel related expenses. The increase in salary and benefit expenses was driven by increased headcount and an increase in commissions of $1.2 million due to higher bookings. The increase for the nine month period ended September 30, 2010 compared to the same period in 2009 is primarily related to increases in salary and benefit expenses of $5.0 million, driven by increased headcount and an increase in commissions of $1.9 million due to higher bookings coupled with increases in travel and entertainment related expenses of $1.3 million and other direct expenses, such as amortization and facilities charges, of $1.2 million.
General and Administrative Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
General and administrative expenses	$5,165	$4,831	$15,404	$13,990
As a percent of total revenue	10%	11%	11%	11%
     General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation and other related costs for internal systems, finance, human resources, legal and executive related functions.
     General and administrative expenses increased $0.3 million, or 7%, to $5.2 million and increased $1.4 million, or 10% to $15.4 million in the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. General and administrative expenses as a percentage of total revenues remained relatively consistent when compared to the three and nine month periods of the prior year. The increase for the three month period ended September 30, 2010 compared to the same period in 2009 is primarily related to an increase in salary and benefit expenses of $0.5 million. The increase for the nine month period ended September 30, 2010 compared to the same period in 2009 primarily relates to an increase in salary and benefit expenses of $1.5 million.

ART TECHNOLOGY GROUP, INC.
Stock-Based Compensation Expense
     Stock-based compensation expense was $2.9 million and $2.5 million for the three month periods ended September 30, 2010 and 2009, respectively, and was $7.7 million and $6.8 million for the nine month periods ended September 30, 2010 and 2009, respectively, and is reflected in our costs and expenses above based on the function of the relevant personnel. As of September 30, 2010, the total compensation cost related to unvested awards not yet recognized in the statement of operations was approximately $20.4 million, which will be recognized over a weighted average period of approximately 2.1 years.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net was $0.8 million and ($0.3) million for the three months ended September 30, 2010 and 2009, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The changes for both the three and nine month periods compared to the same periods in 2009 primarily related to favorable changes in foreign exchange rates and net increases in interest income in both the three and nine month periods in 2010 due to the increase in our marketable securities balances.
Provision for Income Taxes
     Our $0.3 million income tax provision recorded for the three month period ended September 30, 2010 relates to the U.S. alternative minimum tax (“AMT”), inclusive of allowable tax loss carryforwards, state and foreign income taxes as well as interest related to uncertain tax positions. Our AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforwards. Our $0.2 million benefit for the nine months ended September 30, 2010 includes approximately $1.4 million related to the reversal of the valuation allowance on certain deferred tax assets as described below.
     During the nine months ended September 30, 2010, we recorded net deferred tax liabilities of approximately $1.4 million related to basis differences resulting from the acquisition of InstantService. As a result of the InstantService acquisition, we released a portion of our valuation allowance amounting to approximately $1.4 million to offset the impact of the deferred tax liabilities acquired on our pre-acquisition net deferred tax asset balance. In accordance with ASC 805, Business Combinations, the release of the valuation allowance was recorded as a tax benefit in our statement of operations.
     For the three and nine months ended September 30, 2009, we recorded income tax benefits of $1.7 million and $0.8 million, respectively, which related to the tax benefits recorded as a result of decreases in our uncertain tax positions offset by U.S. federal alternative minimum tax, state and foreign income taxes.
     We account for our uncertain tax positions in accordance with ASC 740-10, Income Taxes. During the quarter ended September 30, 2010, there was no change in our gross liability for unrecognized tax benefits. Through the nine months ended September 30, 2010 we have recorded less than $0.1 million of interest and penalties in our statement of operations and at September 30, 2010, we have approximately $0.1 million of potential interest and penalties accrued in our statement of financial position. If the uncertain tax positions are ultimately resolved in our favor, the effective tax rates in any future periods would be favorably affected by approximately $0.4 million.
Liquidity and Capital Resources
     Our capital requirements relate primarily to labor costs, facilities, employee and customer infrastructure, and working capital requirements. Our primary sources of liquidity at September 30, 2010 were our cash, cash equivalents, short and long-term marketable securities of $182.5 million, including $0.8 million of restricted cash used to collateralize letters of credit, and our cash flows from operations.
     Cash provided by operating activities was $32.5 million for the nine months ended September 30, 2010, an increase of $9.5 million compared to the same period in the prior year. This increase is primarily driven by an increase in cash inflows related to deferred revenue of $19.7 million, to $15.6 million, compared to a cash outflow of ($4.1) million in the nine months ended September 30, 2009. This increase was offset by an increase in cash outflows related to deferred costs, accounts payable and prepaid and other assets over the same periods of $3.8

ART TECHNOLOGY GROUP, INC.
million, $4.9 million and $3.4 million, respectively. The increase in deferred revenue was driven by improved renewal rates for support and maintenance contracts and the entrance into certain hosting contracts and professional service engagements during the nine months ended September 30, 2010 which require the deferral of revenue. The change in deferred costs relates to work performed on projects where both costs and revenues are being deferred until certain contractual terms are met and the increased cash outflows related to accounts payable are due to timing of vendor payments during the period. Finally, the change in our prepaid expenses and other current assets account is primarily related to prepayment of rent and information technology related support fees.
     Net cash used in investing activities was $123.8 million for the nine months ended September 30, 2010, an increase of $105.6 million compared to the nine months ended September 30, 2009. The difference is primarily driven by a net cash outflow in purchases/settlements of marketable securities of $97.8 million as a result of cash raised from our equity offering coupled with cash outflows of $15.2 million related to our acquisition of InstantService, net of cash acquired and $5.3 million related to the purchase of property and equipment. We do not expect any material adjustments to the cash flows related to the IntantService acquisition in the fourth quarter of 2010 and would expect continued changes in our net cash flows related to our marketable securities as certain investments mature and are either reinvested or converted to cash.
     Net cash provided by financing activities was $92.6 million for the nine months ended September 30, 2010, an increase of $95.5 million compared to the same period in the prior year. The difference between the periods primarily relates to a cash inflow of $95.0 million in net proceeds from our February 2010 equity offering.
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
     On October 27, 2009 our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This authorization was in addition to the remaining $3.9 million under our existing $20.0 million repurchase program authorized in April 2007. During the nine months ended September 30, 2010, we repurchased 444,600  shares of our common stock. Over the life of the stock repurchase program through September 30, 2010, we have repurchased 7,134,695  shares of our common stock at a cost of $17.6 million.
Accounts Receivable and Days Sales Outstanding
     Information about our accounts receivable balance and days sales outstanding for the quarters ended September 30, 2010 and December 31, 2009 is as follows:

	As of and for the
	Quarter Ended
	September 30,	December 31,
	2010	2009
	(In thousands)
Days sales outstanding	79	75
Revenue	$50,335	$49,663
Accounts receivable, net	$44,307	$41,522
Percent of accounts receivable less than 60 days	99%	97%

ART TECHNOLOGY GROUP, INC.
     We evaluate our performance on collections on a quarterly basis. As of September 30, 2010, our days sales outstanding increased from December 31, 2009 due to timing of sales and associated billings during the quarter, as well as the effect of receiving payments on sales made during the current and previous quarters.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain an investment portfolio consisting mainly of money market funds, commercial paper, corporate obligations, and government obligations with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk. However, a 10% change in interest rates would not have a material impact to the fair values of these securities at September 30, 2010, primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes subsequent to September 30, 2010.
     The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivables valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. Based on currency exposures existing at September 30, 2010, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 30, 2010, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

ART TECHNOLOGY GROUP, INC.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On November 4, 2010, a putative shareholder class action lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County (Cronenwett v. Art Technology Group, Inc. et al) naming our Company and our directors, as well as Oracle Corporation and its wholly-owned subsidiary Amsterdam Acquisition Sub Corporation, as defendants. The complaint seeks to enjoin the proposed acquisition of our Company by Oracle Corporation and alleges claims for breach of fiduciary duty against our directors and for aiding and abetting a breach of fiduciary duty against Oracle Corporation and Amsterdam Acquisition Sub Corporation. The complaint generally alleges that the consideration offered in the proposed transaction is unfair and inadequate. We intend to defend this case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.
     No previously disclosed legal proceedings were terminated during the three months ended September 30, 2010.
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
The announcement and pendency of our agreement to be acquired by Oracle could adversely affect our business.
     On November 2, 2010, we entered into a Merger Agreement with Oracle and Amsterdam Acquisition Sub Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with us (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Oracle. Subject to the terms of the Merger Agreement, which has been approved by our board of directors and the boards of directors of Oracle and Merger Sub, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $6.00 in cash, without interest. The Merger is conditioned upon, among other things, customary closing conditions. We will continue to operate separately from Oracle until the transaction closes. The announcement and pendency of the Merger, or any significant delay in the consummation of the Merger, could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations.
The failure to complete the merger could adversely affect our business.
     There is no assurance that the Merger with Oracle or any other transaction will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $33.5 million and, in certain circumstances, reimburse reasonable out-of-pocket fees and expenses of Oracle up to $5.0 million incurred with respect to the transactions contemplated by the Merger Agreement. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.
In certain instances, the Merger Agreement requires us to pay a termination fee of $33.5 million to Oracle. This payment could affect the decisions of a third party considering making an alternative acquisition proposal to the merger.
     Under the terms of the Merger Agreement, we will be required to pay to Oracle a termination fee of $33.5 million if the Merger Agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.

ART TECHNOLOGY GROUP, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 27, 2009 our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions, at times and prices considered appropriate depending on the prevailing market conditions. This new authorization is in addition to the remaining $3.9 million under our existing $20 million repurchase program authorized in April of 2007. During the nine months ended September 30, 2010, we repurchased 444,600  shares of our common stock at a cost of $1.5 million. Under the program to date, we have repurchased 7,134,695  shares of our common stock at a cost of $17.6 million.
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
     The table below presents information regarding our repurchases of our common stock during the three months ended September 30, 2009.

Approximate dollar
			Total number of	value of shares that may
			shares purchased	yet be purchased under
	Total number of	Average price	as part of publicly	the plans or programs
Period	shares purchased	paid per share	announced plan	(In thousands)
July 2010	—	—	—
August 2010	444,600	$3.32	444,600
September 2010	—	—	—

	444,600	$3.32	444,600	$27,447,341

Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Reserved)
Item 5. Other Information
     None.

ART TECHNOLOGY GROUP, INC.
Item 6. Exhibits
Exhibits
2.1	Agreement and Plan of Merger dated November 2, 2010 among ATG, Oracle Corporation and Amsterdam Acquisition Sub Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 2, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated June 12, 2003).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2008).

4.1	Rights Agreement dated September 26, 2001 with EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2001).

4.2	Amendment No. 1 to Rights Agreement dated November 2, 2010 with Computershare Trust Company, N.A. (f/k/a EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 2, 2010).

10.1	Amended and Restated Non-Employee Director Compensation Plan, as amended on September 16, 2010.*

10.2	Form of Indemnification Agreement between us and our executive officers and directors, and schedule of signatories thereto. *++

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Voting Agreement and schedule of signatories thereto, other than Oracle Corporation (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated November 2, 2010).

101	The following materials from Art Technology Group, Inc.’s Quarterly Report on From 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

*	Management contract or compensatory plan.

++	Furnished herewith.

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
Date: November 8, 2010